Form 10QSB
period 1997-03-31
FIDELITY HOLDINGS INC
filed 1997-05-15
CIK 1009779

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[XX] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997 or

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number: 0-29182

                             FIDELITY HOLDINGS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                                11-3292094
---------------------------------                           --------------------
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

                       80-02 Kew Gardens Road, Suite 5000
                           Kew Gardens, New York 11415
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (718) 520-6500
                                ----------------
                            Issuer's telephone number

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No
                                                                      ----  ----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes X No
                                                                ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of the registrant's common stock outstanding as of May 12, 1997 was 6,316,700.

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                            MARCH 31,           DECEMBER 31,
                                                                              1997                  1996
                                                                            UNAUDITED              AUDITED
                                                                           -----------           -----------
Current Assets:
    Cash and cash equivalents                                          $         185,317     $         574,486
    Net Investment in direct financing leases, current                         1,402,978             1,390,598
    Notes receivable - officer shareholder                                       143,206               142,659
    Accounts receivable                                                          598,703               179,837
    Inventories                                                                1,215,370             1,494,020
    Other current assets                                                         285,851                45,349
                                                                         ----------------      ----------------
        Total current assets                                                   3,831,425             3,826,949
Net investment in direct financing leases,
   net of current portion                                                      1,018,916             1,059,287
Property and equipment                                                         1,064,987             1,023,523
Excess of costs over net assets acquired                                       2,595,269             2,645,269
Other intangible assets                                                          473,974               483,474
Other assets                                                                     176,929               278,362
                                                                         ----------------      ----------------
         Total assets                                                  $       9,161,500     $       9,316,864
                                                                         ================      ================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                  $         367,301     $         419,052
     Accrued expenses                                                            160,281               522,026
     Current maturities of long-term debt                                        668,698               643,976
     Accrued income taxes                                                         34,000                 4,378
     Deferred revenue                                                            141,072                67,409
     Due to affiliates                                                         1,293,947             1,404,079
                                                                         ----------------      ----------------
           Total current liabilities                                           2,665,299             3,060,920
Long-term debt, less current maturities                                          536,021               515,609
Income taxes                                                                     488,000               424,000
Other                                                                             57,900                72,122
                                                                         ----------------      ----------------
          Total liabilities                                                    3,747,220             4,072,651
Commitments
Stockholders' equity
      Preferred stock, .01 par value;
         2,000,000 shares authorized,
         250,000 shares issued and outstanding
         in 1997 and none in 1996                                                  2,500                 2,500
      Common stock, .01 par value
          50,000,000 shares authorized,
          6,316,700 shares issued and
          outstanding in 1997 and
          6,279,200 in 1996                                                       63,167                62,792
Additional paid in capital                                                     4,509,108             4,509,108
Cumulative translation adjustment                                                    287                   264
Retained earnings                                                                839,218               669,549
                                                                         ----------------      ----------------
            Total stockholders' equity                                         5,414,280             5,244,213
                                                                         ----------------      ----------------
            Total liabilities and stockholders' equity                 $       9,161,500     $       9,316,864
                                                                         ================      ================

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                March 31,                    March 31,
                                                                   1997                         1996
                                                                UNAUDITED                    UNAUDITED
                                                               -----------                  -----------
Revenues:
     Computer products and
       telecommunications equipment                      $       957,864             $          0
     Leasing income                                              259,158                        0
                                                         -------------------         ---------------------

          Total revenues                                       1,217,022                        0
                                                         -------------------         ---------------------

Operating expenses:
     Cost of products sold                                       205,377                        0
     Selling, general and
      administrative expenses
           Products                                              467,609                         146,547
           Leasing                                               195,685                        0
     Amortization of intangible assets                            59,500                        0
                                                         -------------------         ---------------------
                                                                 928,171                        (146,547)
                                                         -------------------         ---------------------

Operating income (loss)                                          288,851                        (146,547)

Other income (expense)
     Interest expense                                            (43,228)                         (8,750)
     Interest income                                                 959                        0
     Income on joint venture                                      21,087                        0
                                                         -------------------         ---------------------

Income (loss) before provision for income taxes                  267,669                        (155,297)

Provision for income taxes                                        98,000                        0
                                                         -------------------         ---------------------

Net income (loss)                                        $       169,669             $          (155,297)
                                                         ===================         =====================


Net income (loss) per common share                       $      .03                  $        (.03)
                                                         ===================         =====================

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 March 31,              March 31,
                                                                                   1997                   1996
                                                                                 UNAUDITED              UNAUDITED
                                                                                -----------            -----------
Cash flows from operating activities:
       Net income (loss)                                                  $          169,669       $        (155,297)
Adjustments to reconcile net income (loss)
            to net cash (used in) provided by operating activities:
        Amortization of intangible assets                                             59,500                   8,929
        Depreciation                                                                 101,861                0
        Deferred income taxes                                                         64,000                0
(Increase) decrease in assets:
         Net investment in direct financing leases                                    27,991                0
         Notes receivable                                                               (547)               0
         Accounts receivable                                                        (418,866)               0
         Inventories                                                                 278,650                0
         Other assets                                                               (139,069)                (26,775)
Increase (decrease) in liabilities:
          Accounts payable                                                           (51,751)                 84,945
          Accrued expenses                                                          (361,745)               0
          Accrued income taxes                                                        29,622                0
          Deferred revenue                                                            73,663                 629,000
          Due to affiliates                                                         (110,132)               0
                                                                            -----------------        ----------------
                Net Cash provided (used) by operating activities                    (277,154)                540,802
                                                                            -----------------        ----------------
Cash flows from investing activities:
           Additions to property and equipment                                       143,325                   6,360
                                                                            -----------------        ----------------
                 Net cash used in investing activities                               143,325                   6,360
                                                                            -----------------        ----------------
Cash flows from financing activities:
           Proceeds from long-term debt-net                                           30,935                0
           Proceeds from issuance of common                                              375                  87,000
            stock and exercise of warrants net of expenses
                                                                            -----------------        ----------------
                    Net cash provided by financing activities                         31,310                  87,000
                                                                            -----------------        ----------------

Net increase (decrease) in cash and  cash equivalents                               (389,169)                621,442
Cash and cash equivalents, beginning of period                                       574,486                  39,062
                                                                            -----------------        ----------------
Cash and cash equivalents, end of period                                  $          185,317       $         660,504
                                                                            =================        ================


                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (DEFICIT)
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                      AND THREE MONTHS ENDED MARCH 31, 1997
--------------------------------------------------------------------------------






Balance
December 31, 1995                   $          (6,417)

Net Income                                    675,966
                                    ------------------


Balance
December 31, 1996                             669,549

Net Income                                    169,669
                                    ------------------


Balance
March 31, 1997                      $         839,218
                                    ==================

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BUSINESS OPERATIONS:

During the first quarter, the Company and its subsidiaries continued with their business plans, as outlined in Form 10-SB.

The Company
The parent company proceeded with the development of the proposed new Division for Automobile Sales (Dealerships) with the execution of agreements with Harold Bendell and Bruce Bendell for the acquisition of certain automobile dealerships, partially in cash (from Harold Bendell) and partially in stock (from Bruce Bendell). (See Part II, Item 5)

Computer Telephony and Telecommunications Division
Computer Business Sciences, Inc. ("CBS") sold three (3) Talkie Power Web Line Machines, two (2) of which were intended for the Dominican Republic and one (1) of which was intended for Jamaica. All three machines have now been installed and put into service.

Reynard Service Bureau, Inc. is still commencing its operations and all services were billed by CBS without any inter-company adjustments for the first quarter.

CBS Israel continued its R&D projects, including certain projects proposed to make that subsidiary a profit center in addition to providing R&D and high level product support for both CBS and 786710 (Ontario) Limited.

786710 (Ontario) Limited, called Info Systems, continued its sales of software products. However, during the quarter it also continued marketing planning for the use of a leasing program to be backed by Major Fleet & Leasing Corp.

Major Fleet and Leasing Corp. was not used for financing of products and services for 786710 (Ontario) Limited; its business of leasing motor vehicles expanded by approximately an additional $600,000 of motor vehicles under lease.

Major Acceptance Corp. spent the first quarter in completing its organization and in developing the required documents for an issuance of debentures to secure financing to replace certain of the bank lines currently used by Major Fleet & Leasing Corp.

Plastics and Utility Products Division
During the first quarter this division completed its acquisition of the hydrotherapy fixtures, to be manufactured and marketed by a subsidiary-to-be organized. All operations were conducted through Premo-Plast, Inc. During the first quarter, Premo-Plast initiated engineering (for production configuration) of the hydrotherapy spa fixtures and the "Armored Conduit". In addition, a market analysis for the hydrotherapy spa fixtures was initiated.

LIQUIDITY AND CAPITAL RESOURCES:
During the first quarter, the Company expended cash in the payment of Accounts Payable and in completion of the production of the Talkie Power Web Line Machines sold during the fourth quarter of 1996. This resulted in a reduction of Accounts Payable and a reduction in Accrued Expenses. However, the reduction in Accrued Expenses was also due to the fact that actual costs incurred were somewhat less than the estimate accrued at the end 1996. The net effect of these transactions was a reduction in cash from $574,486 at year end to $185,317 at the end of the first quarter.

During the second quarter, as forecasted, sales of Talkie Power Web Line Machines continues and as the result of deposits on additional machines the Company, as of May 13, 1997, had in excess of $600,000 in available cash. Management continues to believe that such cash, taken together with collection of accounts receivable and continuing operations is sufficient for 1997.

However, the Company's purchase from Harold Bendell of his interest in certain automobile dealerships for cash of $4,000,000 requires additional capital for completion. The Company is currently seeking a portion of the financing for that purchase from a private placement and will seek the balance, as well as additional capital for the development of other operations, including especially the Plastics and Utility Products Division, by means of a public offering.

RESULTS OF OPERATIONS:
During the first quarter, the Company had revenues from four sources:
         1.  sales, by CBS, of Talkie Power Web Line Machines;
         2.  sales, by Info Systems, of software; and
         3.  participating net revenues from the Nissko Joint Venture;
and
         4.  leasing revenues from Major Fleet & Leasing Corp.

CBS sold three (3) Talkie Power Web Line Machines (2 for the Dominican Republic and 1 for Jamaica) for $750,000, of which $650,000 was paid during the quarter and the balance has been paid in the second quarter. These sales accounted for approximately 75% to 80% of the Company's income for the first quarter.

786710 (Ontario) Limited, called Info Systems, had revenues (after elimination of inter-company transactions) translated into U.S. Dollars of $207,864. In addition, Info Systems received various deposits, reported as Deferred Revenues.

The Nissko Joint Venture contributed $21,087 which does not include expenses paid to CBS. All expenses accrued by the Nissko Joint Venture were paid during the first quarter; expenses of approximately $77,000 were accrued during the first quarter and are expected to be paid during the second quarter. Such receipts are applied against the expenses incurred in providing those services to the Joint Venture and accordingly is not recorded as revenue.

Major Fleet & Leasing Corp. had gross revenues during the first quarter of $259,158, all of which was from the leasing of motor vehicles, and had a pre-tax net profit of $20,104.

SUMMARY:

The Company and its subsidiaries continue their business plans and their development as reported in Form 10-SB. Those subsidiaries currently in operation and creating revenues are Computer Business Sciences, Inc. ($750,000), 786710 (Ontario) Limited (US$207,864 after elimination of inter-company transactions), Major Fleet & Leasing Corp. ($259,158) for total revenues of $1,217,022 for the first quarter. Net income before tax contributed by Major Fleet & Leasing Corp. was $20,104. Of the total net income after a provision for income taxes of $169,669 approximately 75% to 80% was due to the sales of Talkie Power Web Line Machines by CBS. Although cash on hand at the end of 1996 was expended in payment of Accounts Receivable and completion of the production of the Talkie Power Web Line Machines sold at the end of 1996, subsequent deposits on additional machines has increased the Company's cash position to over $600,000. Management believes that its cash position, taken with the anticipated revenues from on-going operations and the collection of Accounts Receivable will be sufficient to maintain the Company's liquidity for 1997.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is not engaged in any litigation other than as previously reported. The suit by the Company and its two subsidiaries against Michael Marom and M.M. Telecom, Corp. and the counterclaim by the defendants has been inactive although it is anticipated that discovery will commence shortly. The suit by Touch Tone Connections against the Canadian subsidiary is in discovery, with some settlement discussions. The Company has been indemnified in this action by the Baraks in connection with the Company's purchase of the Canadian subsidiary.

Item 2.  Changes in Securities

         NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

On March 3, 1997 the Company began the process of acquiring certain automobile dealerships from Bruce Bendell and Harold Bendell by the execution of a Stock Purchase Agreement with Harold Bendell, a Plan and Agreement of Merger with Bruce Bendell, and a Management Agreement to assure the continuity of the experienced management of the Bendells for the dealerships being acquired. Copies of the documents are included as Exhibits to this Form 10-SB.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits
10.19             Plan and Agreement of Merger
10.20             Stock Purchase Agreement
10.21             Management Agreement
10.22             Employment Agreement with Moise Benedid

Reports
None

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         FIDELITY HOLDINGS, INC.

Date: May 14, 1977                          __________________________________
                                            Doron Cohen, President/CEO


Date: May 14, 1977                          __________________________________
                                            Doron Cohen, Treasurer/CFO