Form 10QSB
period 1997-06-30
FIDELITY HOLDINGS INC
filed 1997-08-14
CIK 1009779

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[XX] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997 or

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------

Commission File Number: 0-29182
                             FIDELITY HOLDINGS, INC.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

               Nevada                                     11-3292094
---------------------------------                      -------------------
  (State or other jurisdiction                           (IRS Employer
of incorporation or organization)                      Identification No.)

                       80-02 Kew Gardens Road, Suite 5000
                           Kew Gardens, New York 11415
                           ---------------------------
                    (Address of principal executive offices)

                                 (718) 520-6500
                                 --------------
                            Issuer's telephone number

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __XX__  No ______

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS
         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by
court.   Yes               No
            -------------     -------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of the registrant's common stock outstanding as of August 13, 1997 was 6,354,700.

ITEM 2. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BUSINESS OPERATIONS:

During the second quarter, Fidelity Holdings, Inc. (the "Company") and its subsidiaries continued with their business plans, as outlined in Form 10-SB.

The Company
The Company proceeded with the development of the proposed new Division for Automobile Sales (Dealerships) by making applications to the manufacturers of automobiles sold by the dealerships owned by Major Automotive Group for the transfer to the Company of rights and obligations under existing dealership agreements.

Computer Telephony and Telecommunications Division
Computer Business Sciences, Inc. ("CBS") sold two (2) Talkie Power Web Line Machines to America's New Beginning, Inc.

Reynard Service Bureau, Inc. is still commencing its operations and all services were billed by CBS without any inter-company adjustments for the second quarter.

CBS Israel continued its R&D projects, including certain projects proposed to make that subsidiary a profit center in addition to providing R&D and high level product support for both CBS and 786710 (Ontario) Limited, doing business as Info Systems ("Info Systems").

Info Systems continued its sales of software products. However, during the quarter it also continued development of a marketing plan for the use of a leasing program to be backed by Major Fleet & Leasing Corp.

Major Fleet and Leasing Corp. expanded its business of leasing motor vehicles during the quarter. In June 1997, the Company began collection on the first of four (4) leases to Nissko Telecom for the purchase of Talkie Power Web Machines.

Plastics and Utility Products Division
Hydrotherapy Fixtures - During the second quarter, Premo Plast, Inc. completed approximately 70% of the initial phase of design and prototype construction. Premo Plast, Inc. is now in the testing and re-design phase of the medium-size range of products, and expects to finalize the designs, document all of its efforts to date, identify tooling sources, and begin the production tooling phase of this product size in the near future with a target completion date of the first quarter of 1998. Upon completion of the medium-size product, Premo Plast, Inc. will develop a larger size, designed with minor modifications to the data base information.

Premo Plast, Inc. estimates that a marketing staff will be in place and shipments of product will begin late in first quarter of 1998.

The remainder of the initial product line mix will be designed, prototyped, tested and tooled, ready for production during the first quarter of 1998.

Armored Conduit - Premo Plast, Inc. has identified new sources for production of the components as well as an assembly and distribution location. The re-design and engineering is ongoing with completion scheduled later this year with mold modifications and new tooling additions to be completed in the second quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES:
During the second quarter, the Company expended cash in the payment of Accounts Payable and in completion of the production of the Talkie Power Web Line Machines sold during the first quarter of 1997. This resulted in a reduction of Accounts Payable and a reduction in Accrued Expenses. Additional cash totaling $560,000 was received as an additional deposit toward exercising the 1996-A Nissko Warrants. The net effect of these transactions was an increase in cash from $185,317 at March 31, 1997 to $672,728 at the end of the second quarter.

During the second quarter, as forecasted, sales of Talkie Power Web Line Machines continues and as the result of deposits on additional machines the Company, as of August 13,1997 had in excess of $300,000 in available cash. Management continues to believe that such cash, taken together with collection of accounts receivable and continuing operations, along with the exercise of warrants is sufficient for 1997.

However, the Company's purchase from Harold Bendell of his interest in certain automobile dealerships for cash of $4,000,000 requires additional capital for completion. The Company is planning to seek financing for that purchase as well as seek additional capital for development of other operations, including those of the Plastics and Utilities Division from a public offering of its securities.

The Company does not anticipate an increase in the number of employees, nor does it anticipate any expected purchase or sale of plant and/or significant equipment.

RESULTS OF OPERATIONS:
During the second quarter, the Company had revenues from four sources:
         1.  sales, by CBS, of Talkie Power Web Line Machines;
         2.  sales, by Info Systems, of software; and
         3.  participating net revenues from the Nissko Joint Venture;
and
         4.  leasing revenues from Major Fleet & Leasing Corp.

CBS sold two (2) Talkie Power Web Line Machines for $757,490 of which $250,000 was paid during the quarter. These sales accounted for approximately 75% to 80% of the Company's income for the second quarter.

786710 (Ontario) Limited, called Info Systems, had revenues (after elimination of inter-company transactions) translated into U.S. Dollars of $272,674. In addition, Info Systems received various deposits, reported as Deferred Revenues.

The Nissko Joint Venture contributed $30,968 which does not include expenses paid to CBS. Approximately $268,000 was accrued during the second quarter and is expected to be paid during the third quarter. Such receipts are applied against the expenses incurred in providing those services to the Joint Venture and accordingly is not recorded as revenue.

Major Fleet & Leasing Corp. had gross revenues during the second quarter of $230,470, all of which was from the leasing of motor vehicles, and had a pre-tax net profit of $39,389.

SUMMARY:

The Company and its subsidiaries continue their business plans and their development as reported in Form 10-SB. Those subsidiaries currently in operation and creating revenues are Computer Business Sciences, Inc. ($757,490), 786710 (Ontario) Limited (US$272,674 after elimination of inter-company transactions), Major Fleet & Leasing Corp. ($230,470) for total revenues of $1,260,634 for the second quarter. Net income before tax contributed by Major Fleet & Leasing Corp. was $39,389. Of the total net income after a provision for income taxes of $339,069 approximately 75% to 80% was due to the sales of Talkie Power Web Line Machines by CBS. Management believes that its cash position, taken with the anticipated revenues from on-going operations and the collection of Accounts Receivable will be sufficient to maintain the Company's liquidity for 1997. In addition, the Company anticipates receiving additional funds from the completion and exercising of the 1996-A Nissko Warrants.

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS


                                  JUNE 30, 1997

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                         JUNE 30,    DECEMBER 31,
                                                                           1997         1996
                                                                        UNAUDITED      AUDITED
                                                                        ---------      -------
Current Assets:
    Cash and cash equivalents                                          $  672,728     $  574,486
    Net Investment in direct financing leases, current                  1,458,490      1,390,598
    Notes receivable - officer shareholder                                140,000        142,659
    Accounts receivable                                                   806,200        179,837
    Inventories                                                           152,449      1,494,020
    Other current assets                                                   81,482         45,349
                                                                        ----------     ----------
        Total current assets                                            3,311,349      3,826,949
Net investment in direct financing leases,
   net of current portion                                                 857,324      1,059,287
Property and equipment                                                  2,072,428      1,023,523
Excess of costs over net assets acquired                                2,506,892      2,645,269
Other intangible assets                                                   470,187        483,474
Other assets                                                              285,574        278,362
                                                                        ----------     ----------
                                                                                       ==========
         Total assets                                                  $9,503,754     $9,316,864
                                                                        ==========     ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                  $  579,413     $  419,052
     Accrued expenses                                                      60,387        522,026
     Current maturities of long-term debt                               1,087,721        643,976
     Accrued income taxes                                                 343,000          4,378
     Deferred revenue                                                      66,501         67,409
     Deposits for exercise of warrants                                    653,750
     Due to affiliates                                                    145,173      1,404,079
                                                                        ----------     ----------
           Total current liabilities                                    2,935,945      3,060,920
Long-term debt, less current maturities                                   387,087        515,609
Income taxes                                                              310,000        424,000
Other                                                                      75,725         72,122
                                                                        ----------     ----------
          Total liabilities                                             3,708,757      4,072,651
Commitments
Stockholders' equity
      Preferred stock, .01 par value;
         2,000,000 shares authorized,
         250,000 shares issued and outstanding
         in 1997 and  1996                                                  2,500          2,500
      Common stock, .01 par value
          50,000,000 shares authorized,
          6,351,700 shares issued and
          outstanding in 1997 and
          6,279,200 in 1996                                                63,517         62,792
Additional paid in capital                                              4,550,383      4,509,108
Cumulative translation adjustment                                             310            264
Retained earnings                                                       1,178,287        669,549
                                                                        ----------     ----------

            Total stockholders' equity                                  5,794,997      5,244,213
                                                                        ----------     ----------
            Total liabilities and stockholders' equity                 $9,503,754     $9,316,864
                                                                        ==========     ==========

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   SIX MONTHS ENDED JUNE 30,    THREE MONTHS ENDED JUNE 30,
                                                      1997           1996           1997           1996
                                                  -----------    -----------    -----------    -----------

Revenues:
     Computer products and
       telecommunications equipment               $ 1,988,028    $   626,096    $ 1,030,164    $   626,096
     Leasing income                                   489,628           --          230,470           --
                                                  -----------    -----------    -----------    -----------

          Total revenues                            2,477,656        626,096      1,260,634        626,096
                                                  -----------    -----------    -----------    -----------

Operating expenses:
     Cost of products sold                            426,779        249,183        221,402        249,183
     Selling, general and
      administrative expenses
           Products                                   767,132        493,703        318,140        347,148
           Leasing                                    364,576           --          168,891           --
     Amortization of intangible assets                156,234           --           78,117           --
                                                  -----------    -----------    -----------    -----------
                                                    1,714,721        742,886        786,550        596,331
                                                  -----------    -----------    -----------    -----------

Operating income (loss)                               762,935       (116,790)       474,084         29,765

Other income (expense)
     Interest expense                                 (73,724)       (17,350)       (30,496)        (8,600)
     Interest income                                   10,472          1,778          9,513          1,778
     Income on joint venture                           52,055           --           30,968           --
                                                  -----------    -----------    -----------    -----------

Income (loss) before provision for income taxes       751,738       (132,362)       484,069         22,943

Provision for income taxes                            243,000           --          145,000           --
                                                  -----------    -----------    -----------    -----------

Net income (loss)                                 $   508,738    $  (132,362)   $   339,069    $    22,943
                                                  ===========    ===========    ===========    ===========


Net income (loss) per common share                $       .08    $      (.03)   $       .05              $
                                                  ===========    ===========    ===========    ===========

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED





                                                                         SIX MONTHS       THREE MONTHS
                                                                              ENDED JUNE 30, 1997
                                                                              -------------------

Cash flows from operating activities:
       Net income (loss)                                                 $   508,738       $   339,069
Adjustments to reconcile net income (loss)
            to net cash (used in) provided by operating activities:
        Amortization of intangible assets                                    156,234            78,117
        Depreciation                                                         264,758           162,897
        Deferred income taxes                                               (114,000)         (178,000)
(Increase) decrease in assets:
         Net investment in direct financing leases                           134,071           106,080
         Notes receivable                                                      2,659             3,206
         Accounts receivable                                                (626,363)         (207,497)
         Inventories                                                       1,341,571         1,062,921
         Other assets                                                        (44,266)           94,803
Increase (decrease) in liabilities:
          Accounts payable                                                   160,361           227,283
          Accrued expenses                                                  (461,639)          (82,069)
          Accrued income taxes                                               338,622           309,000
          Deferred revenue                                                      (908)          (74,751)
          Due to affiliates                                               (1,258,906)       (1,148,774)
                                                                         -----------       -----------
                Net Cash provided (used) by operating activities             400,932           692,285
                                                                         -----------       -----------
Cash flows from investing activities:
           Additions to property and equipment                             1,313,663         1,170,338
                                                                         -----------       -----------
                 Net cash used in investing activities                     1,313,663         1,170,338
                                                                         -----------       -----------
Cash flows from financing activities:
           Proceeds from long-term debt-net                                  315,223           270,089
           Proceeds from issuance of common
          stock and deposits for exercise of warrants                        695,750           695,375
                                                                         -----------       -----------
                    Net cash provided by financing activities              1,010,973           965,464
                                                                         -----------       -----------

Net increase (decrease) in cash and  cash equivalents                         98,242           487,411
Cash and cash equivalents, beginning of period                               574,486           185,317
                                                                         ===========       ===========
Cash and cash equivalents, end of period                                 $   672,728       $   672,728
                                                                         ===========       ===========

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF SHAREHOLDER EQUITY
           FOR THE YEAR ENDING 12/31/96 AND SIX MONTHS ENDING 6/30/97




                                         Preferred Stock             Common Stock
                                         ---------------             ------------

                                   Shares          Amount         Shares        Amount
                                   ------          ------         ------        ------
Issuance of
Common Stock                           --        $    --        5,000,000      $  50,000

Net Loss
                                  ---------      ---------      ---------      ---------

Balance
December 31, 1995                      --             --        5,000,000         50,000

Issuance of Common
Stock and exercise of
warrants net of
expenses                               --             --          865,000          8,650

Issuance of Common
Stock as payment for
long-term debt                         --             --          160,000          1,600

Issuance of common
Stock for the acquistion of
786710 Ontario Ltd.                    --             --          250,000          2,500

Issuance of Preferred
stock for the acquisition
of Major Fleet &
Leasing Corp.                       250,000          2,500           --             --

Net income                             --             --             --             --

Effect of stock compensation
charge                                 --             --            4,200             42

Translation
adjustment                             --             --             --             --

Balance December 31, 1996           250,000          2,500      6,279,200         62,792
                                  ---------      ---------      ---------      ---------

Effect of stock compensaiton           --             --           72,500            725
change

Net income                             --             --             --             --

Translation adjustment                 --             --             --             --
                                  ---------      ---------      ---------      ---------
Balance June 30, 1997               250,000          2,500      6,351,700         63,517
                                  =========      =========      =========      =========

                          [RESTUBBED FROM TABLE ABOVE]

                                    Additional       Retained     Currency         Total
                                     Paid-In         Earnings    Translation    Stockholders'
                                     Capital         (Deficit)    Adjustment       Equity
                                     -------         ---------    ----------       ------
Issuance of
Common Stock                       $      --      $      --      $      --      $    50,000

Net Loss
                                          --           (6,417)          --           (6,417)
                                   -----------    -----------    -----------    -----------
Balance
December 31, 1995                         --           (6,417)          --           43,583

Issuance of Common
Stock and exercise of
warrants net of
expenses                               980,250                                      988,900

Issuance of Common
Stock as payment for
long-term debt                         398,400           --             --          400,000

Issuance of common
Stock for the acquistion of
 786710 Ontario Ltd.                   622,500           --             --          625,000

Issuance of Preferred
stock for the acquisition
of Major Fleet &
Leasing Corp.                        2,497,500           --             --        2,500,000

Net income                                --          675,966           --          675,966

Effect of stock compensation
charge                                  10,458           --             --           10,500

Translation
adjustment                                --             --              264            264

Balance December 31, 1996            4,509,108        669,549            264      5,244,213
                                   -----------    -----------    -----------    -----------

Effect of stock compensaiton            41,275           --             --           42,000
change

Net income                                --          508,738           --          508,738

Translation adjustment                    --             --               46             46
                                   -----------    -----------    -----------    -----------
Balance June 30, 1997                4,550,383      1,178,287            310      5,794,997
                                   ===========    ===========    ===========    ===========