Form 10QSB
period 1997-07-31
FIDELITY HOLDINGS INC
filed 1997-11-07
CIK 1009779

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

      (X) Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended July 31, 1997

                                         OR

      ( ) Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the transition period from __________ to __________

                         Commission File Number: 0-29182
                                                 -------

                             Fidelity Holdings, Inc.
                             ----------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                      Neveda                    11-3292094
            ------------------------------   -----------------------
           (State or Other Jurisdiction      (I.R.S. Employer
           of Incorporation or Organization)   Identification Number)

   80-02 Kew Gardens Road, Ste 5000, Kew Gardens New York, 11415
   -------------------------------------------------------------
             (Address of Principal Executive Offices)

  Issuer's Telephone Number, Including Area Code: (718) 520-6500
                                                  --------------


     --------------------------------------------------------------------
       (Former Name, Former Address and Former Fiscal Year,
                   if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X            No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,466,771 shares of Common Stock, par value $.0001 per share were outstanding as of July 31, 1997.

                                      INDEX

                                                                            PAGE
PART I.  FINANCIAL INFORMATION.......................

   ITEM 1.  FINANCIAL STATEMENTS.....................                        1

      Interim  Consolidated  Balance Sheet as of June
        30, 1997 ....................................                        2

      Interim  Consolidated  Statement of  Operations
        as for the six  months  ended  June 30,  1997
        and 1996.....................................                        3

      Interim  Consolidated  Statement  of Cash Flows
        as  for the six months June 30, 1997 and 1996                        4

      Interim      Consolidated      Statement     of
        Stockholders'  Equity  as for the six  months
        June 30, 1997 ...............................                        5

      Notes   to   Interim   Consolidated   Financial
        Statements...................................                        6

   ITEM 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OR
            PLAN OF OPERATION........................                        7

                                     PART I

Item 1. Financial Statements



                     FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                         CONSOLIDATED  FINANCIAL  STATEMENTS
                                   JUNE 30, 1997

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                             JUNE 30,            DECEMBER 31,
                                             1997                1996
                                             UNAUDITED           AUDITED
                                             ----------          ---------

Current Assets:
      Cash and cash equivalents              $ 672,728            $ 574,486
      Net Investment in direct financing
       leases, current                       1,458,490            1,390,598
      Notes receivable - officer and
       shareholder                             140,000              142,659
      Accounts receivable                      806,200              179,837
      Inventories                              152,449            1,494,020
      Other current assets                      81,482               45,349
                                             ---------            ---------
          Total current assets               3,311,349            3,826,949
Net investment in direct financing leases,
      net of current portion                   857,324            1,059,287
Property and equipment                       2,072,428            1,023,523
Excess of costs over net assets acquired     2,506,892            2,645,269
Other intangible assets                        470,187              483,474
Other assets                                   285,574              278,362
                                             ---------            ---------
          Total assets                      $9,503,754           $9,316,864
                                             =========            =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                      $  579,413            $ 419,052
      Accrued expenses                          60,387              522,026
      Current maturities of long-term debt   1,087,721              643,976
      Accrued income taxes                     343,000                4,378
      Deferred revenue                          66,501               67,409
      Deposits for exercise of warrants        653,750
      Due to affiliates                        145,173            1,404,079
                                             ---------            ---------
          Total current liabilities          2,935,945            3,060,920
Long-term debt, less current maturities        387,087              515,609
Deferred income taxes                          310,000              424,000
Other                                           75,725               72,122
                                             ---------            ---------
          Total liabilities                  3,708,757            4,072,651
Commitments
Stockholders' equity
      Preferred stock, .01 par value;
        2,000,000 shares authorized,
        250,000 shares issued and outstanding
        in 1997 and 1996                         2,500                2,500
      Common stock, .01 par value;
        50,000,000 shares authorized,
        6,351,700 shares issued and
        outstanding in 1997 and 6,279,200
        in 1996                                 63,517               62,792
Additional paid in capital                   4,550,383            4,509,108
Cumulative translation adjustment                  310                  264
Retained earnings                            1,178,287              669,549
                                             ---------             ---------
          Total stockholders' equity         5,794,997            5,244,213
                                             ---------             ---------
          Total liabilities and
           stockholders' equity             $9,503,754           $9,316,864
                                             =========            =========

                     FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)




                                           SIX MONTHS ENDED JUNE  30,
                                             1997                  1996
                                           ----------            ---------

Revenues:
      Computer products and
          telecommunications equipment     $1,988,028            $ 626,096
      Leasing income                          489,628                 --
                                           -----------           ---------
          Total revenues                    2,477,656              626,096
                                           -----------           ---------

Operating expenses:
      Cost of products sold                   426,779              249,183
      Selling, general and
      administrative expenses
          Products                            767,132              493,703
          Leasing                             364,576                 --
      Amortization of intangible assets       156,234                 --
                                           -----------           ---------
                                            1,714,721              742,886
                                           -----------           ---------
Operating income (loss)                       762,935             (116,790)

Other income (expense)
      Interest expense                        (73,724)             (17,350)
      Interest income                          10,472                1,778
      Income on joint venture                  52,055                 --
                                           -----------           ---------

Income (loss) before provision
      for income taxes                        751,738             (132,362)

Provision for income taxes                    243,000                 --
                                           -----------           ---------

Net income (loss)                         $   508,738            $(132,362)
                                           ===========           =========

Net income (loss) per common share        $       .08            $    (.03)
                                           ===========           =========

                     FIDELITY  HOLDINGS,  INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      UNAUDITED



                                          SIX   MONTHS ENDED  JUNE 30
                                             1997               1996
                                             ----               ----
Cash flows from operating activities:
      Net income (loss)                      $508,738       $(132,362)
Adjustments to  reconcile  net income
     (loss) to net cash (used in)
     provided by operating activities:
      Amortization of intangible assets       156,234          52,075
      Depreciation                            264,758          41,752
      Deferred income taxes                  (114,000)          --
(Increase) decrease in asset
      Net investment in direct financing
      leases                                  134,071           --
      Notes receivable                          2,659           --
      Accounts receivable                    (626,363)         (70,235)
      Inventories                             941,571           (4,876)
      Other assets                            (44,266)         (28,045)
Increase (decrease) in liabilities:
      Accounts payable                        160,361          196,357
      Accrued expenses                       (461,639)          13,002
      Accrued income taxes                    338,622           --
      Deferred revenue                           (908)         337,551
      Due to affiliates                    (1,258,906)          --
                                            ----------         --------
      Net Cash provided (used) by
        operating activities:                     932          405,219
                                            ----------         --------
Cash flows from investing activities:
      Additions to property and equipment    (413,663)         (50,963)
      Acquisition of 786710 Ontario Limited,
          Net of Cash Acquired                                (738,636)
                                                               -------
          Net Cash used in investing
          activities                         (413,663)        (789,599)
                                            ----------         --------
Cash flows from financing activities:
      Increase (payments) from long-term
      debt-net                               (184,777)         441,988
      Proceeds from issuance of common
          stock and deposits for exercise
          of warrants                         695,750          183,800
                                            ----------        --------
          Net cash provided by financing
          activities                          510,973          625,788
                                            ----------        --------

Net increase (decrease) in cash and cash
     equivalents                               98,242          241,408
Cash and cash equivalents, beginning
     of period                                574,486           39,063
                                            ----------        --------
Cash and cash equivalents, end of period    $ 672,728        $ 280,471
                                            ==========        ========

                     FIDELITY  HOLDINGS,   INC.  AND  SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         FOR THE SIX MONTHS ENDING 6/30/97






                                                            Additional  Retained  Currency    Total
                         Preferred Stock  Common   Stock    Paid-In    Earnings  Translation Stockholders'
                         Shares    Amount Shares   Amount   Capital    (Deficit) Adjustment  Equity
                         --------- ------ ------   ------  ----------  ---------- ---------- ----------


Balance as of December
 31, 1996                 250,000  $2,500 6,279,200 $62,792 $4,509,108 $669,549   $264       $5,244,213
Effect of stock
 compensation charge         -        -      72,500     725     41,275     -      -              42,000
Net Income                   -        -        -        -        -      508,738   -             508,738
Translation Adjustment       -        -        -        -        -         -        46               46
                         --------- ------- --------- -------- --------- --------  ---------   ----------
Balance as of June 30,
1997                      250,000   $2,500 6,351,700 $63,517 $4,550,383 $1,178,287  $310     $5,794,997
                         ========= ======= ========= ======== =========  ========== =====    ==========


                                      -5-

                    Fidelity Holdings, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                                  June 30, 1997


1.        Basis of Presentation:

          The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the audited December 31, 1996 financial statements and related notes included elsewhere herein.

Item 2.  Management's Discussion And Analysis

Results of Operations -- Six-Month Period Ended June
30, 1997 and Six-Month Period Ended June 30, 1996

           Revenues. Revenue for the six-month period in 1997 increased by $1,851,560 to $2,477,656. Revenue for the comparable period in 1996 was $626,096. The sources for such increase were:

            Computer Telephony and Telecommunications  $1,361,932
            Leasing                                    $  489,628

      The 1997 amounts reflect a full six months of operations for both divisions, whereas in 1996 the Telecommunications division only began operations during the second quarter and the Leasing division was not acquired until the beginning of the fourth quarter.

           Cost of sales. Cost of sales for the six months ended June 30, 1997, all of which relates to the Computer Telephony and Telecommunications division, was $426,779 compared with $249,183 in the 1996 period. This is an increase of $177,596 or 71.3% and is reflective of six full months of operations in 1997 compared with operations which commenced in the second quarter of 1996.

           Gross profit. Gross profit for the Telecommunications division in the 1997 period was $1,561,249 which represented an increase of $1,184,336 over the prior comparable period's gross profit of $376,913. Additionally, gross profit as a percentage of the related revenue increased to 78.5% in the 1997 period over the 60.2% gross profit percentage in the comparable 1996 period. Both the dollar increase and the gross profit percentage of revenues increases are reflective of the significantly larger volume of sales and the concomitant reduction of costs as a percentage of sales based on savings from economies of scale, volume discounts and efficiencies.

           Selling, general and administrative expense. Selling, general and administrative expenses increased a total of $638,005 to $1,131,708 in 1997 from $493,703 in 1996. Of this increase $273,429 relates to the Computer Telephony and Telecommunications division and $364,576 is from the Leasing division. The telecommunications increase represents a 55.4% increase to $493,703 incurred in the first half in 1996 compared with $767,132 incurred in the first half on 1997. This increase is reflective of a full level of normal activity in 1997 compared with the start-up activities in 1996. The increase in selling, general and administrative expense for the Leasing division in 1997 is the result of a full six months of activity in this division which was not acquired until the fourth quarter of 1996.

           Interest expense. Interest expense was $73,724 for the six months ended June 30, 1997 compared with $17,350 for the comparable period in 1996. The increase of $56,374 relates primarily to the debt used to finance the vehicles and equipment leased by the Company's leasing division during the current period. There was no comparable amount in the prior period.

           Income on joint venture. Income from the Nissko Joint Venture was $52,055 for the six months ended June 30, 1997. In the comparable prior period operations of this joint venture had not yet commenced.

Liquidity and Capital Resources -- June 30, 1997

      The Company

      The Company's primary source of liquidity for the six months ended June 30, 1997 was net cash flows of $510,973 from its financing activities. This amount was comprised of proceeds from issuance of Common Stock and deposits for exercise of warrants aggregating $695,750, offset by net long-term debt reductions of $184,777.

      Net cash provided by operating activities during this period was $932 on net income of $508,738 (net of non-cash charges of $306,992), reduced by a net decrease in working capital of $814,798. Such net decrease in working capital is primarily attributable to (i) decrease in amounts due to affiliates of $1,258,906 and (ii) increases in accounts receivable of $626,363, which were primarily attributable to the Computer Telephony and Telecommunications division as a result of increased sales by that division. Such increases were offset by decreases in inventories amounting to $941,571, which were primarily attributable to the Leasing division. These inventories consist of cars and trucks which have come off lease and are being held for sale. The decrease represents sales of such vehicles.

      Net cash used in investing activities for the six months ended June 30, 1997 was $413,663 for the purchase of property and equipment, primarily cars and trucks purchased for lease by the Leasing division.

      The foregoing activities, i.e., financing, operating and investing, resulted in a net cash increase of $98,242 for the six months ended June 30, 1997.