Form 10-Q
period 1997-09-30
FIDELITY HOLDINGS INC
filed 1997-11-14
CIK 1009779

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)
[XX] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997 or

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from _______________ to ____________________

Commission File Number: 0-29182

                            FIDELITY HOLDINGS, INC.
                            -----------------------
       (Exact name of small business issuer as specified in its charter)

             Nevada                                         11-3292094
  ----------------------------                            -------------
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

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes _____________ No ____________

                     APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of the registrant's common stock outstanding as of November 14, 1997 was 6,874,700.

                  ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS


Discussion of the Nine-Month Periods Ended September 30, 1997 and September 30, 1996

Results of  Operations

Revenues

         Revenue for the nine-month period in 1997 increased by $2,384,132 to $3,528,927. Revenue for the comparable period in 1996 was $1,144,795. The sources for such increase were:

                  Computer Telephony and
                  Telecommunications                   $1,607,461

                  Leasing                               $ 776,671

         The 1997 amounts reflect a full nine months of operations for both divisions, whereas in 1996 the Computer Telephony and Telecommunications division only began operations during the second quarter and the Leasing division was not acquired until the beginning of the fourth quarter.

Cost of sales

         Cost of sales for the nine months ended September 30, 1997, all of which relates to the Computer Telephony and Telecommunications division, was $622,398 compared with $434,802 in the 1996 period. This is an increase of $187,596 or 43.2% and is reflective of nine full months of operations in 1997 compared with operations which commenced in the second quarter of 1996.

Gross profit

         Gross profit for the Computer Telephony and Telecommunications division in the 1997 period was $2,129,858 which represented an increase of $1,419,865, or 200%, over the prior comparable period's gross profit of $709,993. Additionally, gross profit as a percentage of the related revenue increased to 77.4% in the 1997 period over the 62.0% gross profit percentage in the comparable 1996 period. Both the dollar increase and the gross profit percentage of revenues increases are reflective of the significantly larger volume of sales and the concomitant reduction of costs as a percentage of sales based on savings from economies of scale, volume discounts and operating efficiencies.

Selling, general and administrative expense

         Selling, general and administrative expenses ("SG&A") increased a total of $945,264 to $1,805,210 in the 1997 period from $859,946 for the first nine months of 1996. Of this increase $416,611 relates to the Computer Telephony and Telecommunications division and $528,653 is from the Leasing division. SG&A for the Computer Telephony and Telecommunications division increased from $859,946 for the first nine months of 1996 (this division commenced operations in the second quarter of 1996) to $1,276,567 for the first nine months of 1997, a 48.5% increase. This increase is reflective of a full level of normal activity in 1997 compared with the start-up activities in 1996. The increase in selling, general and administrative expense for the Leasing division in 1997 is the result of a full nine months of activity in this division which was not acquired until the fourth quarter of 1996.

Interest expense

         Interest expense was $105,505 for the nine months ended September 30, 1997 compared with $25,950 for the comparable period in 1996. The increase of $79,555 relates primarily to the debt incurred to finance the vehicles and equipment leased by the Company's Leasing division during the current period. There was no comparable amount in the prior period.

Income on joint venture

         Income from the Nissko Joint Venture was $53,668 for the nine months ended September 30, 1997. In the comparable prior period, operations of this joint venture had not yet commenced.

Liquidity and Capital Resources

         The Company's primary source of liquidity for the nine months ended September 30, 1997 was $1,112,618 from its net income of $559,038, as adjusted by net non-cash charges, which aggregated $553,590. This net increase in cash was more than offset by (a) the net decrease in assets of $7,301 (resulting primarily from an increase in accounts receivable of $1,138,502, primarily attributable to the Computer Telephony and Telecommunications division as a result of increased sales by that division, offset by a decrease in inventories of $991,509 resulting primarily from sales of vehicles coming off lease in the Leasing division) and (b) a net decrease in liabilities amounting to $1,444,987 (primarily attributable to decreases in due to affiliates of $1,277,704 and accrued expenses of $405,362, partially offset by an increase in accrued income taxes of $336,622). The net result was a use of cash in operating activities of $339,660.

         The Company's investing activities, i.e., additions to property and equipment, primarily cars and trucks purchased for the Leasing division, used cash of $465,644 which was significantly offset by $417,632 provided by the Company's financing activities ($653,750 from the proceeds from the exercise of warrants to purchase common stock, offset by payments of $236,118 on long-term debt.

         The foregoing activities, i.e., operating, investing and financing, resulted in a net cash decrease of $387,672 for the nine months ended September 30, 1997.

Discussion of the Three-Month Periods Ended September 30, 1997
and September 30, 1996

Results of  Operations

Revenues

         Revenue for the three-month period ended September 30, 1997 increased by $532,571 to $1,051,721. Revenue for the comparable period in 1996 was $518,700. The sources for such increase were:

                  Computer Telephony and
                  Telecommunications                     $245,528

                  Leasing                                $287,043

         The 1997 amounts reflect a full three months of operations for both divisions, whereas in 1996 the Computer Telephony and Telecommunications division only began operations during the second quarter and the Leasing division was not acquired until the beginning of the fourth quarter.


Cost of sales

         Cost of sales for the three months ended September 30, 1997, all of which relates to the Computer Telephony and Telecommunications division, was $195,619 compared with $185,619 in the 1996 period, an increase of $10,000 or 5.4%.


Gross profit

         Gross profit for the Computer Telephony and Telecommunications division in the third quarter of 1997 was $568,609. This represented an increase of $235,528, or 70.7%, over the prior comparable period's gross profit of $333,081. Additionally, gross profit as a percentage of the related revenue increased to 74.4% in the 1997 period over the 64.2% gross profit percentage in the comparable 1996 period. Both the dollar increase and the gross profit percentage of revenues increases are reflective of the significantly larger volume of sales and the concomitant reduction of costs as a percentage of sales based on savings from economies of scale, volume discounts and operating efficiencies.

Selling, general and administrative expense

         Selling, general and administrative expenses ("SG&A") increased a total of $305,481 to $673,502 in the 1997 third quarter from $368,021 in the 1996 third quarter. Of this increase $141,404, or 46.3%, relates to the Computer Telephony and Telecommunications division and $164,077, or 53.7% of the increase, is from the Leasing division. SG&A for the Computer Telephony and Telecommunications division increased from $368,021 for the third quarter of 1996 to $509,425 for the third quarter of 1997, a 38.4% increase. This increase is reflective of a full level of normal activity in 1997 compared with the start-up activities in 1996. The increase in selling, general and administrative expense for the Leasing division in 1997 is the result of a full three months of activity in this division which was not acquired until the fourth quarter of 1996.


Interest expense

         Interest expense was $31,781 for the three months ended September 30, 1997 compared with $8,600 for the comparable period in 1996. The increase of $23,181 relates primarily to the debt incurred to finance the vehicles and equipment leased by the Company's Leasing division during the current period. There was no comparable amount in the prior period.


Income on joint venture

         Income from the Nissko Joint Venture was $1,613 for the three months ended September 30, 1997. In the comparable prior period, operations of this joint venture had not yet commenced.


Liquidity and Capital Resources

         The Company's primary source of liquidity for the three months ended September 30, 1997 was $254,898 from its net income of $50,300, as adjusted by net non-cash charges, which aggregated $204,598. This net increase in cash was more than offset by (a) the net increase in assets of $414,973 (resulting primarily from an increase in accounts receivable of $512,139 attributable to sales of computer telephony equipment) and (b) a decrease in liabilities aggregating $222,517, primarily attributable to a decrease in accounts payable of $251,289. The net result was a use of cash in operating activities of $382,592.

         In the third quarter, the Company's investing activities, i.e., additions to property and equipment, used cash of $51,981 and the Company's financing activities consumed $51,341 in cash to pay down long-term debt.

         The foregoing activities, i.e., operating, investing and financing, resulted in a net cash decrease of $485,914 for the three months ended September 30, 1997.

         The Company believes that the funds generated through operations, together with existing cash, available credit from banks and other lenders and the net proceeds from a planned securities offering (for which a Registration Statement on Form SB-2 was filed with the Securities and Exchange Commission on October 23, 1997) will be sufficient to finance its current operations, planned expansion and internal growth for at least the next twenty-four months.

                    Fidelity Holdings Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (unaudited)
                              September 30, 1997


1.    Basis of Presentation:

         The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the audited December 31, 1996 financial statements and related notes.

2.    Subsequent Event:

         In October 1997, the Company filed a Form SB-2 Registration Statement under the Securities Act of 1933. The Company plans to sell 1,150,000 shares of its common stock, at a price net of underwriting commissions of $5.40 per share. Of these net proceeds, $4,000,000 will be used to fund the cash payment required in the acquisition of Major Auto.

                          PART II - OTHER INFORMATION




Item 1.  Legal Proceedings

         The Company is not engaged in any litigation other than as previously reported as discussed below. The suit by the Company and its two subsidiaries against Michael Marom and M.M. Telecom, Corp. and the counterclaim by the defendants are proceeding and are currently in the process of discovery.

         The suit by Touch Tone Connections against the Canadian subsidiary is in discovery, with some settlement discussions. The Company has been indemnified in this action by the Baraks in connection with the Company's purchase of the Canadian subsidiary.

         On May 7, 1997, the Company and its wholly-owned subsidiary Computer Business Sciences filed an action in the New York Supreme Court, New York County against Network America, Inc. ("Network"). The Company and its subsidiary are seeking damages of $1,000,000 for breach of contract, misrepresentation, fraud and tortious interference with the Company's business and operations. The Company and its subsidiary allege in their complaint that the information and representations provided to the Company by Network, were intentionally fraudulent and misleading. On August 18, 1997, Network filed an answer which denied the allegations and a counterclaim seeking damages of $2,000,000 for the Company's alleged misappropriation of proprietary information and violation of a Non-Competition Agreement entered into by the parties to the litigation. The litigation is proceeding and the parties are currently in the process of discovery.

Item 5. Other Information

         The registrant has filed with the Securities and Exchange Commission ("SEC") a registration statement on Form SB-2 in connection with an underwritten offering of 1,150,000 shares of the common stock of the company. The Form SB-2 is currently under SEC review.


                                  SIGNATURES

         In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FIDELITY HOLDINGS, INC.


Date: November 14, 1997                  __________________________________
                                         Doron Cohen, President/CEO

                   FIDELITY HOLDINGS, INC. AND SUBSIDIARIES


                       CONSOLIDATED FINANCIAL STATEMENTS


                              SEPTEMBER 30, 1997

                   FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                          SEPTEMBER 30, DECEMBER 31,
                                                               1997         1997
                                                            UNAUDITED     AUDITED
                                                            ----------   ----------
Current Assets:
    Cash and cash equivalents                               $  186,814   $  574,486
    Net Investment in direct financing leases, current       1,703,877    1,390,598
    Notes receivable - officer shareholder                     140,000      142,659
    Accounts receivable                                      1,318,339      179,837
    Inventories                                                102,511    1,494,020
    Other current assets                                       164,405       45,349
                                                            ----------   ----------
        Total current assets                                 3,615,946    3,826,949
Net investment in direct financing leases,
   net of current portion                                      530,334    1,059,287
Property and equipment net                                   1,803,455    1,023,523
Intangible assets                                            2,897,861    3,128,743
Other assets                                                   237,947      278,362
                                                            ----------   ----------
         Total assets                                       $9,085,543   $9,316,864
                                                            ==========   ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                       $  376,479   $  419,052
     Accrued expenses                                          116,664      522,026
     Current maturities of long-term debt                      898,669      643,976
     Accrued income taxes                                      341,000        4,378
     Deferred revenue                                           59,794       67,409
     Due to affiliates                                         126,375    1,404,079
                                                            ----------   ----------
           Total current liabilities                         1,918,981    3,060,920
Long-term debt, less current maturities                        324,798      515,609
Income taxes deferred                                          275,000      424,000
Other                                                           26,303       72,122
                                                            ----------   ----------
          Total liabilities                                  2,545,082    4,072,651
Commitments
Stockholders' equity
      Preferred stock, .01 par value;
         2,000,000 shares authorized,
         250,000 shares issued and outstanding
         in 1997 and 1996                                        2,500        2,500
      Common stock, .01 par value
          50,000,000 shares authorized,
          6,874,700 shares issued and
          outstanding in 1997 and
          6,279,200 in 1996                                     68,747       62,792
Additional paid in capital                                   5,240,405    4,509,108
Cumulative translation adjustment                                  222          264
Retained earnings                                            1,228,587      669,549
                                                            ----------   ----------
            Total stockholders' equity                       6,540,461    5,244,213
                                                            ----------   ----------
            Total liabilities and stockholders' equity      $9,085,543   $9,316,864
                                                            ==========   ==========

                   FIDELITY HOLDINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)



                                                  NINE MONTHS ENDED SEPT 30,    THREE MONTHS ENDED SEPT 30,
                                                     1997           1996           1997           1996
                                                  -----------    -----------    -----------    -----------

Revenues:
     Computer products and
       telecommunications equipment               $ 2,752,256    $ 1,144,795    $   764,228    $   518,700
     Leasing income                                   776,671           --          287,043           --
                                                  -----------    -----------    -----------    -----------

          Total revenues                            3,528,927      1,144,795      1,051,271        518,700
                                                  -----------    -----------    -----------    -----------

Operating expenses:
     Cost of products sold                            622,398        434,802        195,619        185,619
     Selling, general and
      administrative expenses
           Products                                 1,276,557        859,946        509,425        368,021
           Leasing                                    528,653           --          164,077           --
     Amortization of intangible assets                234,366           --           78,132           --
                                                  -----------    -----------    -----------    -----------
                                                    2,661,974      1,294,748        947,253        553,640
                                                  -----------    -----------    -----------    -----------

Operating income (loss)                               866,953       (149,953)       104,018        (34,940)

Other income (expense)
     Interest expense                                (105,505)       (25,950)       (31,781)        (8,600)
     Interest income                                   10,922           --              450           --
     Income on joint venture                           53,668           --            1,613           --
                                                  -----------    -----------    -----------    -----------

Income (loss) before provision for income taxes       826,038       (175,903)        74,300        (43,540)

Provision for income taxes                            267,000           --           24,000           --
                                                  -----------    -----------    -----------    -----------

Net income (loss)                                 $   559,038    $  (175,903)   $    50,300    $   (43,540)
                                                  ===========    ===========    ===========    ===========


Net income (loss) per common share                $      0.07    $     (0.03)   $      0.01    $     (0.01)
                                                  ===========    ===========    ===========    ===========

                    FIDELITY HOLDINGS INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)



                                       Preferred Stock       Common Stock      Additional     Retained     Currency       Total
                                       ---------------     ------------------    Paid in       Earnings   Translation  Stockholders'
                                       Shares   Amount     Shares      Amount    Capital       (Deficit)   Adjustment     Equity
                                      -------  -------     ------      ------    -------       ---------   ----------     ------

Issuance of Common Stock                --     $ --       5,000,000   $50,000   $     --      $     --      $    --    $    50,000

Net Loss                                --       --            --        --         (6,417)         --       (6,417)
                                     -------    -----     ---------    ------    ---------       -------     ------      ---------
Balance December 31, 1995               --       --       5,000,000    50,000         --          (6,417)      --           43,583

Issuance of Common
Stock and exercise of
warrants net of
expenses                                --       --         990,000     9,900      979,000       988,900

Issuance of Common
Stock as payment for long-term debt     --       --         160,000     1,600      398,400          --         --          400,000

Issuance of common
Stock for the acquistion of
 786710 Ontario Ltd.                    --       --         125,000     1,250      623,750          --         --          625,000

Issuance of Preferred stock for the
acquisition of Major Fleet &
Leasing Corp.                        250,000    2,500          --        --      2,497,500          --         --        2,500,000

Net income                              --       --            --        --           --         675,966       --          675,966

Effect of stock compensation charge     --       --           4,200        42       10,458          --         --           10,500

Translation adjustment                  --       --            --        --           --            --          264            264
                                     -------    -----     ---------    ------    ---------       -------        ---      ---------
Balance December 31, 1996            250,000    2,500     6,279,200    62,792    4,509,108       669,549        264      5,244,213

Effect of stock compensation            --
charge                                  --       --          72,500       725       82,777          --         --           83,502

Issuance of Common Stock pursuant
to exercise of warrants                 --       --         523,000     5,230      648,520          --         --          653,750

Net income                              --       --            --        --           --         559,038       --          559,038

Translation adjustment                  --       --            --        --           --            --          (42)           (42)

                                     -------    -----     ---------    ------    ---------       -------        ---      ---------

Balance September 30, 1997           250,000   $2,500     6,874,700   $68,747   $5,240,405    $1,228,587    $   222    $ 6,540,461
                                     =======   ======     =========   =======   ==========    ==========    =======    ===========

                   FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED


                                                                             NINE MONTHS                  THREE MONTHS
                                                                           ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                                          1997          1996           1997           1996
                                                                      -----------    -----------    -----------    -----------

Cash flows from operating activities:
       Net income (loss)                                              $   559,038    $  (175,903)   $    50,300    $   (43,541)
Adjustments to reconcile net income (loss)
            to net cash (used in) provided by operating activities:
        Amortization of intangible assets                                 234,366         98,821         78,132         46,746
        Depreciation                                                      384,722         59,362        119,964         17,610
        Deferred income taxes                                            (149,000)          --          (35,000)          --
        Non cash items - stock based compensation                          83,502                        41,502
(Increase) decrease in assets:
         Net investment in direct financing leases                        215,674           --           81,603           --
         Notes receivable                                                   2,659           --             --             --
         Accounts receivable                                           (1,138,502)       (80,410)      (512,139)       (10,175)
         Inventories                                                      991,509         (5,610)        49,938           (734)
         Other assets                                                     (78,641)       (29,023)       (34,375)          (978)
Increase (decrease) in liabilities:                                                                                     13,948
          Accounts payable                                                (90,928)       210,305       (251,289)         5,901
          Accrued expenses                                               (405,362)        18,903         56,277           --
          Accrued income taxes                                            336,622           --           (2,000)          --
          Deferred revenue                                                 (7,615)        91,700         (6,707)      (245,851)
          Due to affiliates                                            (1,277,704)          --          (18,798)          --
                                                                      -----------    -----------    -----------    -----------
                Net Cash provided (used) by operating activities         (339,660)       188,145       (382,592)      (217,074)
                                                                      -----------    -----------    -----------    -----------
Cash flows from investing activities:
           Additions to property and equipment                           (465,644)       (80,301)       (51,981)       (29,338)
           Acquisition of 786710 Ontario Limited, net of cash                --         (738,636)          --             --
                                                                      -----------    -----------    -----------    -----------
                 Net cash used in investing activities                   (465,644)      (818,937)       (51,981)       (29,338)
                                                                      -----------    -----------    -----------    -----------
Cash flows from financing activities:
           (Increase) payments on  long-term debt-net                    (236,118)       441,988        (51,341)          --
           Proceeds from issuance of common
            stock for exercise of warrants                                653,750        738,976           --          555,176
                                                                      -----------    -----------    -----------    -----------
                    Net cash provided by financing activities             417,632      1,180,964        (51,341)       555,176
                                                                      -----------    -----------    -----------    -----------

Net increase (decrease) in cash and  cash equivalents                    (387,672)       550,172       (485,914)       308,764
Cash and cash equivalents, beginning of period                            574,486         39,063        672,728        280,471
                                                                      ===========    ===========    ===========    ===========
Cash and cash equivalents, end of period                              $   186,814    $   589,235    $   186,814    $   589,235
                                                                      ===========    ===========    ===========    ===========