Form 10KSB
period 1997-12-31
FIDELITY HOLDINGS INC
filed 1998-04-16
CIK 1009779

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

            For the fiscal year ended December 31, 1997

      [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            for the transition period from _________ to _________

            Commission file number 0-29182

                             Fidelity Holdings, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                Nevada                                    11-3292094
     ------------------------------                   -------------------
    (State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)

  80-02 Kew Gardens Road, Suite 5000
         Kew Gardens, New York                               11415
----------------------------------------                   ----------
(Address of Principal Executive Offices)                   (Zip Code)

Issuer's Telephone Number, Including Area Code (718) 520-6500

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of Class)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes   [X]      No [_]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         Issuer's revenues for its most recent fiscal year: $3,862,284.

      The approximate aggregate market value of the registrant's common stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of April 7 , 1998 was $6,016,606. The number of shares outstanding of the registrant's common stock on April 7, 1998, was 6,895,700 shares.

                                     PART I

Item 1. Description of Business.

      --------------------------------------------------------------------------
      The statements which are not historical facts contained in this Annual Report are forward looking statements that involve risks and uncertainties, including, but not limited to, possible delays in the Company's expansion efforts, changes in telephony and communication markets and technologies, government regulation, the nature of possible supplier or customer arrangements which may become available to the Company in the future, possible technological obsolescence, uncollectible accounts receivable, slow moving inventory, lack of adequate financing, increased competition and unfavorable general economic conditions. The Company's actual results may differ materially from the results discussed in any forward looking statement.
      --------------------------------------------------------------------------

General

      Fidelity Holdings, Inc. ("the Company") was incorporated in Nevada on November 7, 1995. The Company is a holding company and, accordingly, derives its revenues solely from its operating subsidiaries. The Company's first full year of operations was 1996. The operating subsidiaries of the Company are grouped into three divisions: (i) Computer Telephony and Telecommunications: (ii) Leasing; and (iii) Plastics and Utility Products. The proposed Major Auto Acquisition (see "Planned Acquisition", below), will add a fourth, Automotive Sales. Unless otherwise indicated, all references to the Company include reference to the subsidiaries of the Company.

      One of the primary purposes of the holding company is the consolidation of the retail automotive industry and the acquisition and development of synergistic technological businesses to enhance its ability to sell automotive products and exploit its technological capabilities through sales of telecommunications products and services. Through its planned acquisition of Major Auto, the Company will become one of the largest-volume retailers in New York City of new and used vehicles.

      Through its Computer Telephony and Telecommunications division, the Company provides a broad range of telecommunications services. Included in its telecommunications product lines are its (i) proprietary software which enables consumers to place long-distance telephone calls at discounted rates and (ii) a variety of sophisticated interactive voice response applications. This division also developed, and presently markets and sells, a proprietary computer software system that provides multi-lingual accounting and business management applications.

      The Company is planning to exploit its technological capabilities in telephony by emphasizing high speed, broadband, multimedia transmission over telephone, including voice, data, videoconferencing and other applications. Additionally, the Company is in the preliminary process of developing a commercial mobile satellite technology in connection with the Israel Aircraft Industry's ELTA division.

      The Company's Plastics and Utility Products division currently consists of a development-stage company which was acquired in 1996. Its proprietary prototypes include a line of spa and bath fixtures for use in whirlpool baths, spas, tubs and swimming pools and a light-weight, structurally strong, prefabricated conduit for underground electrical cables. As this division's products are still under development, no commercial sales have as yet been made.

      The operations of the Company's Leasing division consist of providing leases and other financing. Such activities are directed primarily toward the automotive vehicle market and are to be expanded to the purchasers of the Company's telecommunications hardware products.

Recent Developments

      On October 23, 1997, the Company filed a registration statement on Form SB-2 (the "Registration Statement") with respect to the proposed offering, by Hobbs Melville Securities Corp., as underwriter, of 1,150,000 shares of the Company's common stock ("Common Stock") at an offering price of $6.00 per share. After the underwriter informed the Company that it could not complete the offering, the Registration Statement was subsequently withdrawn by the Company on March 18, 1998, without its having been declared effective by the Securities and Exchange Commission (the "SEC").

Planned Acquisition

      The Company and its wholly-owned subsidiary, Major Acquisition Corp., have entered into a merger agreement with Major Automotive Group, Inc. ("Major Auto") and its sole stockholder, Bruce Bendell, who is the Company's chairman and the beneficial owner of approximately 39.6% of the Company's outstanding common stock. Bruce Bendell owns all of the issued and outstanding shares of common stock of Major Chevrolet, Inc. ("Major Chevrolet") and Major Subaru, Inc. ("Major Subaru") and 50% of the issued and outstanding shares of common stock of Major Dodge, Inc. ("Major Dodge") and Major Chrysler, Plymouth, Jeep Eagle, Inc. ("Major Chrysler, Plymouth, Jeep Eagle"), which, collectively, operate five franchised automobile dealerships (collectively, the "Major Auto Group").

      Pursuant to the merger agreement, Bruce Bendell will contribute to Major Auto all of his shares of common stock of Major Chevrolet, Major Subaru, Major Dodge and Major Chrysler, Plymouth, Jeep Eagle. Major Acquisition Corp. will then acquire from Bruce Bendell all of the issued and outstanding shares of common stock of Major Auto in exchange for shares of a new class of the Company's preferred stock. Harold Bendell, Bruce Bendell's brother, owns the remaining 50% of the issued and outstanding shares of common stock of Major Dodge and Major Chrysler, Plymouth, Jeep Eagle. Major Acquisition Corp. will purchase Harold Bendell's shares for $4 million in cash under a stock purchase agreement. In addition, Major Acquisition Corp. will acquire two related real estate components (the "Major Real Estate", defined hereinafter) from Bruce Bendell and Harold Bendell (collectively "the Bendells") for their aggregate appraised value of $3 million.

      The preferred stock to be issued to Bruce Bendell will be called the "1997-MAJOR Series of Convertible Preferred Stock." It will have voting rights and will be convertible into the Company's Common Stock. The number of shares of Common Stock into which the new class will be convertible is the greater of (i)
1.8 million shares and (ii) that number of shares that have a market value of $6,000,000. The market value per share for this purpose will be the mean between the closing bid and ask prices for the Common Stock over the 20 trading days immediately prior to the date of issuance of the preferred stock. See "Description of Securities-Preferred Stock." The foregoing acquisitions from Major Auto and Harold Bendell are collectively referred to herein as the "Major Auto Acquisition."

      The merger agreement allocates the value of the consideration payable to Bruce Bendell as follows: (i) 61% to Major Chevrolet; (ii) 5.8% to Major Subaru;
(iii) 16.6% to Major Dodge; and (iv) 16.6% to Major Chrysler, Plymouth, Jeep Eagle. The stock purchase agreement allocates the value of the consideration payable to Harold Bendell 50% to each of Major Dodge and Major Chrysler, Plymouth, Jeep Eagle. The Major Auto dealerships were valued for purposes of the proposed merger at eight times adjusted earnings before interest and taxes for their respective 1996 fiscal years. Adjusted earnings includes officers' salaries, expenses not directly related to operations, non-recurring legal expenses and LIFO adjustments. The Company believes that the eight times earnings multiple is a relatively common pricing/valuation convention in the automobile industry.

      The closing of the Major Auto Acquisition is presently scheduled to coincide with the closing of a loan with Falcon Financial, LLC ("Falcon") (see below) which is anticipated to occur no later than April 30, 1998. The parties have the right to agree to an earlier date. A condition to the closing is that all manufacturers' approvals have been obtained. If this condition remains unsatisfied on the scheduled closing date, the merger agreement and the stock purchase agreement provide three alternatives: (i) the Company can elect not to close; (ii) the parties may agree to extend the closing date to provide additional time to obtain such approvals; or (iii) the Company may elect to consummate the Major Auto Acquisition with Major Auto owning, and Harold Bendell selling, only those dealerships with respect to which the manufacturers' approvals have been obtained. In the latter case, the number of shares issuable to Bruce Bendell and the monetary amount payable to Harold Bendell will be reduced in accordance with the value allocations described above, but the parties are obligated to use their best efforts during the 90-day period following the closing to obtain the missing approvals so that the non-included dealership subsidiaries can be transferred to the Company at a later time. To date, Subaru Distributors Corp. has consented to the change in ownership of the Subaru dealership and General Motors Corporation ("General Motors") has consented to the change in ownership of the Chevrolet dealership. The Company and Major Auto are still awaiting the consent of Chrysler Corporation to the change in ownership of the Dodge and/or its Chrysler, Plymouth, Jeep and Eagle franchises. In addition, as part of the Major Auto Acquisition, it is planned that the Bendells will sell their interests in the showroom and service facility ("Major Real Estate"), which Major Dodge, Major Chrysler, Plymouth, Jeep Eagle and Major Subaru lease from them, to Major Acquisition Corp. for its appraised value of $3 million.

      To finance the cash portion of the Major Auto Acquisition, aggregating $7 million ($4 million for Harold Bendell and $3 million to purchase the Major Real Estate), Major Acquisition Corp. will borrow $7.5 million from Falcon. Major Auto Acquisition Corp. has received from Falcon a letter of commitment dated March 16, 1998 which provides, inter alia, for a 15 year term loan with interest equal to the yield on the ten-year U.S. Treasury bond rate at the time of closing plus 450 basis points. Prepayment will not be permitted for the first five years, after which prepayment may be made, in full only, along with the payment of a "Yield Maintenance Amount."

      The collateral securing this transaction includes the Major Real Estate and, subject to the interests of any current or prospective "floor plan or cap loan lender," the assets of Major Acquisition Corp. Major Acquisition Corp. will be required to comply with certain financial covenants related to net worth and cash flow. The loan is conditional, inter alia, upon the constituent companies of the Major Auto Group being franchises of the respective manufacturers and upon the consent of Chrysler Corporation to the acquisition by Major Acquisition Corp. of the Major Dodge and Major Chrysler, Plymouth, Jeep, Eagle dealerships, which transaction is required to be completed prior to closing. Furthermore, the Company will provide an unconditional guarantee of this loan.

Potential Acquisition

      In 1997, the Company signed a Letter of Intent (the "Original Lichtenberg Letter of Intent") with the shareholders of Lichtenberg Robbins Buick, Inc., d/b/a Lichtenberg Buick, and Lichtenberg Motors, Inc. d/b/a Lichtenberg Mazda (collectively, the "Lichtenberg Group"), in contemplation of the acquisition by the Company or one of its wholly-owned subsidiaries of all of the issued and outstanding common stock of Lichtenberg Group. The Original Lichtenberg Letter of Intent contemplated that the parties would negotiate definitive documentation that will provide for such acquisition for an aggregate purchase price equal based on the pro forma after-tax earnings of Lichtenberg Group for the twelve months ending December 31, 1996. A portion of the purchase price would be payable in cash and the balance would be payable in Common Stock of the Company. Either party will have the right to terminate the transactions contemplated by the Original Lichtenberg Letter of Intent if, among other things, lower-than-expected earnings result in a purchase price of less than $1.8 million. The definitive documentation is also expected to provide that Peter Lichtenberg, who presently manages Lichtenberg Group, would continue to manage such dealerships after such acquisition. The Company and the shareholders of Lichtenberg Group, including Peter Lichtenberg, have been negotiating the terms of a purchase contract relating to such acquisition. Since signing the Original Lichtenberg Letter of Intent, the Lichtenberg Group has acquired two additional franchised dealerships, Chrysler and Subaru. Accordingly, negotiations are proceeding to revise and update the Original Lichtenberg Letter of Intent to incorporate the acquisition by the Company of the additional dealerships and to revise other provisions. Based upon preliminary financial and other information in the Company's possession relating to the business and operations of Lichtenberg Group, the Company does not believe that such acquisition, if consummated, would have a material impact on the financial position of the

Company. In connection with the proposed Major Auto Acquisition, the Company has been advised by General Motors that Major Auto does not currently meet General Motors' criteria to allow acquisition of additional General Motors' dealerships without seeking approval for each acquisition. The effect of this is that should the Company determine to acquire Lichtenberg Group or other additional General Motors' dealerships in the future, it will be required to obtain General Motors' approval on a case-by-case basis.

      The foregoing transaction is in the preliminary stages and is subject to significant further negotiation and due diligence as part of the preparation and execution of definitive agreements. There can be no assurance that this transaction will occur.

Automotive Sales Division

            General

      Major Auto, which the Company proposes to acquire (see "Planned Acquisition"), is one of the largest volume automobile retailers in New York City. Major Auto owns and operates the following five franchised automobile dealerships in the New York metropolitan area: (i) Chevrolet; (ii) Chrysler and Plymouth; (iii) Dodge; (iv) Jeep and Eagle; and (v) Subaru. Major Auto also distributes General Motors vehicles in Russia. Through its dealerships, Major Auto sells new and used automobiles, provides related financing, sells replacement parts and provides vehicle repair service and maintenance.

      Major Auto's President, Bruce Bendell, has approximately 26 years experience in the automobile industry. He began selling and leasing used vehicles in 1972 and has owned and managed franchised automobile dealerships since he acquired Major Auto's Chevrolet dealership in 1985. Under Mr. Bendell's leadership, Major Auto has expanded from a single-franchise dealership having approximately $10 million in revenues and 25 employees in 1985 to a five-franchise dealership group having approximately $144 million in revenues and 175 employees in 1997. (Note that the dollar amounts and statistics cited for Major Auto for 1997 in this Annual Report, and all other dollar amounts and statistics cited for Major Auto elsewhere herein are based on Major Auto's preliminary financial statements and related data. Such information is subject to independent audit which has not yet been completed. Audited Combined Financial Statements and related notes thereto for Major Auto and pro forma combining financial statements for Major Auto and the Company will be filed by amendment to this Annual Report, as soon as practicable after they become available to the Company.

            Industry Background

      Automobile manufacturers distribute their new vehicles through franchised dealerships. According to industry data from the National Automobile Dealers Association ("NADA data"), in 1997, total dollar sales, consisting of the sale of all new and used vehicles and service and parts, of all franchised new-car dealerships increased 4% to a record high of $509 billion. Franchised dealerships located in the New York State had an estimated total dollar sales of $17.9 million.

      According to NADA data, on average, new vehicle sales constitute 58% of a franchised dealership's total sales. Unit sales of new vehicles rose 0.7% in 1997 to a total of 15.1 million units sold. At an average retail selling price of $22,400 per vehicle, new vehicle sales totaled approximately $338 billion in 1997. From 1992 to 1997 sales revenue from the sale of new vehicles increased approximately 53%. The annual net profit of the typical United States franchised dealer's new vehicle department is estimated to be $46,760 retailed.

      According to NADA data, on average, used vehicle sales constitute 30% of a franchised dealerships' total sales. In 1997, franchised new vehicle dealers sold 12.0 million retail used vehicles. At an average selling price of $12,100 per vehicle, used vehicle sales totaled in approximately $145 billion in 1997. From 1992 to 1997 sales revenue from the retail sale of used vehicles increased approximately 88% and the combined sales revenue from the retail and wholesale sale of used vehicles increased approximately 81%. The annual net profit of the typical United States franchised dealer's used vehicle department is estimated to be $147,525 including wholesale and retail. The NADA data cites that for all United States dealerships, the net profit from sales of used vehicles is approximately 2 1/2 times the net profit from the sales of new vehicles. No assurance can be given that results of Major Auto's operations will conform to NADA's industry data.

      The following table sets forth information regarding vehicle sales by franchised new vehicle dealerships for the periods indicated:

                UNITED STATES FRANCHISED DEALER'S VEHICLES SALES

                                              1992      1993      1994      1995      1996      1997
                                                    (Units in millions; dollars in billions)
New vehicle unit sales                        12.9      13.9      15.1      14.8      15.1      15.1
New vehicle sales revenue(1)               $ 221.0   $ 253.0   $ 290.0   $   303   $ 328.0   $ 338.2
Used vehicle unit sales - retail               9.3       9.9      10.9      11.4      11.9      12.0
Used vehicle retail sales revenue          $  77.3   $  90.4   $ 111.0   $ 126.0   $ 137.0   $ 145.2
Used vehicle unit sales - wholesale            5.8       6.4       6.8       7.0       7.2       7.1
Used vehicle wholesale sales revenue       $  22.0   $  24.0   $  27.7   $  30.3   $  33.4   $  34.6

      (1) Sales revenue figures were generated by multiplying the total unit sales by the average retail selling price of the vehicle for the given year.

Source: National Automobile Dealers Association (NADA) Data 1998 (1997 data preliminary and estimated)

      In addition to revenues from the sale of new and used vehicles, automotive dealerships derive revenues from repair and warranty work, sale of replacement parts, financing and credit insurance and the sale of extended warranty coverage. According to NADA data, revenues resulting from service and parts sales increased approximately 4% in 1997 for franchised dealerships, a portion of which is accounted for by the increase in the amount of used vehicle reconditioning. Revenue from parts and services constitutes, on average, approximately 12% of a franchised dealership's total sales and generates an annual net profit of $149,000.

      Automotive dealerships' profits vary widely and depend in part upon the effective management of inventory, marketing, quality control and responsiveness to customers. According to NADA data, in 1997, total franchised dealership gross profits were, on average, $2.8 million with an average net profit of $308,000.

      To reduce the costs of owning a new vehicle, automobile manufacturers in recent years have offered favorable short-term lease terms. This has attracted consumers to short-term leases and has resulted in consumers returning to the new vehicle market sooner than if they had purchased a new vehicle with longer-term financing. In addition, this has provided new car dealerships with a continuing source of off-lease vehicles and has also enabled dealerships' parts and service departments to provide repair service under factory warranty for the lease term.

      The automotive dealership industry has been consolidating in recent years. Until the 1960s, automotive dealerships were typically owned and operated by a single individual who controlled a single franchise. However, because of competitive and economic pressures in the 1970s and 1980s, particularly the oil embargo of 1973 and the subsequent loss of market share experienced by United States automobile manufacturers to imported vehicles, many automotive dealerships were forced to close or to sell to better-capitalized dealer groups. Continued competitive and economic pressure faced by automotive dealers and an easing of restrictions imposed by automobile manufacturers on multiple-dealer ownership have led to further consolidation. According to NADA data, the number of franchised dealerships has declined from 36,336 in 1960 to 22,700 at the beginning of 1997.

      Major Auto believes that franchised automobile dealerships will continue to consolidate because the capital required to operate dealerships continues to increase, many dealership owners are approaching retirement age and certain automobile manufacturers want to consolidate their franchised dealerships to strengthen their brand identity. For example, management believes that General Motors Corporation is implementing a strategy to reduce its franchised dealerships by 1,500 from 8,400 by the year 2000. Major Auto believes that dealership groups that have significant equity capital and experience in acquiring and running dealerships will have an opportunity to acquire additional franchised dealerships.

            Operating Strategy

      Major Auto's operating strategy is to increase customer satisfaction and loyalty and to increase operating efficiencies. The Company intends to pursue the same operating strategy as Major Auto after completion of the Major Auto Acquisition. Key elements of this operating strategy are as follows:

      Use of Technology. Major Auto believes that it has achieved a competitive advantage through the use of technology. Major Auto was one of the first dealership groups to provide its customers with a 1-800 telephone number and price quotations via facsimile. During the past several years, Major Auto has sold approximately 25-50 vehicles per month from leads provided by electronic media, such as Bloomberg (since 1994) and the Internet (since 1995). Major Auto presently enables its customers to obtain credit approvals over the telephone via its proprietary Talkie-AutoCom, a customized application of the Company's "Talkie" telephone interactive voice response system (see "Computer Telephony and Telecommunications Division -- Talkie"), that operates 24 hours per day, seven days per week and in nine different languages. Major Auto is presently expanding its use of Talkie-AutoCom to permit customers to obtain answers to the most frequently asked questions, obtain price quotes, place orders, schedule and confirm service appointments, obtain directions to the dealership and request faxes of product and price information. Major Auto is also intending to expand its use of Talkie-AutoCom to call its customers automatically to notify them of required maintenance, sales and promotions and to solicit customer satisfaction information. In addition, Major Auto intends to explore new ways to use technology to provide better customer service. Major Auto has developed and is in the process of beta-testing an Internet-based marketing system called MajorAuction.Com to provide electronically, visual and textual information regarding vehicles sold by Major Auto and enable customers to: (i) purchase a new or used vehicle on-line; (ii) participate in a real-time auction for a specific vehicle; and (iii) arrange for the related financing. See "Computer Telephony and Telecommunications Division-Talkie."

      Leverage the Sale of International Calling Time. Major Auto will offer customers pre-paid international telephone calling time in connection with the purchase or lease of its automobiles. To accomplish this, Major Auto will utilize the Company's proprietary Talkie technology, which is able to provide users with international calling time at sharply discounted rates. Because Major Auto will purchase telephone time from the Company or one its master agents at below-market rates, the cost to Major Auto of implementing this program will be minimal compared with the savings to be realized by its customers. Major Auto's primary market, the New York metropolitan area, is home to many diverse ethnic groups who have family and friends whom they call frequently in their native countries. By offering pre-paid international telephone calling time with the purchase or lease of a vehicle, Major Auto believes that it can add value to its customers and thereby increase customer satisfaction and loyalty. See "Computer Telephony and Telecommunications Division-Talkie."

      Focus on Used Vehicle Sales. A key element of Major Auto's operating strategy is to focus on the sale of used vehicles. In 1997, approximately 12.0 million used cars were sold retail by dealers, fifty percent more than the number of such sales in 1980. Sales of used vehicles are generally more profitable than sales of new vehicles. Management believes that the New York metropolitan area is one of the largest markets for used car sales in the United States and that Major Auto sells more used cars in the New York metropolitan area than any other automobile dealership or dealership group. Major Auto strives to attract customers and enhance buyer satisfaction by offering multiple financing and leasing options and competitive warranty products on every used vehicle it sells. Major Auto believes that a well-managed used vehicle operation affords it an opportunity to: (i) generate additional customer traffic from a wide variety of prospective buyers; (ii) increase new and used vehicle sales by aggressively pursuing customer trade-ins; (iii) generate incremental revenues from customers financially unable or unwilling to purchase a new vehicle; and (iv) increase ancillary product sales to improve overall profitability. To maintain a broad selection of high-quality used vehicles and to meet local demand preferences, Major Auto acquires used vehicles from trade-ins and a variety of sources nationwide, including direct purchases from individuals and fleets, and manufacturers' and independent auctions. Major Auto believes that the price at which it acquires used vehicles is the most significant factor contributing to the profitability of its used vehicle operations. Major Auto believes that, because of the large volume of used vehicles that it sells each month and the over 25 years of experience in the used vehicle business of its President, Bruce Bendell, it is able to identify quality used vehicles, assess their value and purchase them for a favorable price.

      Emphasize Sales of Higher Margin Products and Services. Major Auto generates substantial incremental revenue and achieves increased profitability through the sale of certain ancillary products and services such as financing, extended service contracts and vehicle maintenance. Major Auto provides its employees with special training and compensates them, in part, with commissions based on their sales of such products and services. Major Auto believes that these ancillary products and services enhance the value of purchased or leased vehicles and increase customer satisfaction.

      Provide a Broad Range of Products and Services. Major Auto offers a broad range of products and services, including a wide range of new and used cars and light trucks, vehicle financing, replacement parts and service. At its four locations, Major Auto offers, collectively, seven makes of new vehicles, including Chevrolet, Chrysler, Plymouth, Dodge, Jeep, Eagle and Subaru. In addition, Major Auto sells a wide variety of used vehicles at a wide range of prices. Major Auto believes that offering numerous makes and models of vehicles, both new and used, appeals to a wide variety of customers, minimizes dependence on any one automobile manufacture and reduces its exposure to supply problems and product cycles.

      Operate Multiple Dealerships in Target Market. Major Auto intends to become the leading automotive dealer in its target market by operating multiple dealerships in that market. To accomplish this, Major Auto intends to acquire new franchises in its existing market and to expand its existing franchises to new markets. This should enable Major Auto to achieve economies of scale in advertising, inventory management, management information systems and corporate overhead.

      Target Sales to Ethnic Groups. Because the New York metropolitan area, Major Auto's primary market, is ethnically diverse, Major Auto targets its selling efforts to a broad range of ethnic groups. In addition to offering pre-paid international telephone calling time, Major Auto employs a multi-lingual sales force and intends to expand its electronic media to accommodate multiple languages.

      Employ Professional Management Techniques. Major Auto employs professional management techniques in all aspects of its operations, including information technology, employee training, profit-based compensation and cash management. Each of Major Auto's four dealership locations, its centralized used vehicle operation, and its two service and parts operations is managed by a trained and experienced general manager who is primarily responsible for decisions relating to inventory, advertising, pricing and personnel. Major Auto compensates its general managers based, in part, on the profitability of the operations they control rather than on sales volume. Major Auto's senior management meets weekly with its general managers and utilizes computer-based management information systems to monitor each dealership's sales, profitability and inventory on a daily basis and to identify areas requiring improvement. Major Auto believes that the application of its professional management techniques provides it with a competitive advantage over other dealerships and dealership groups and enables it to increase its profitability.

            Growth Strategy

      The Company intends to expand its business by acquiring additional dealerships and improving their performance and profitability by implementing its operating strategy. As part of its growth strategy, the Company intends to focus its efforts on dealerships or dealer groups that, among other criteria, possess either the sole franchise of a major automobile manufacturer or a significant share of new vehicle sales in each targeted market and that it believes are underperforming. In evaluating potential acquisition candidates, the Company will also consider the dealership's or dealer group's profitability, customer base, reputation with customers, strength of management and location (e.g., along a major thoroughfare or interstate highway), and the possibility that the Company will be able to acquire additional franchises in that market to achieve larger market share. Major Auto believes that the most attractive acquisition candidates can be found in the New York metropolitan area, but the Company may consider acquisitions in other markets. The Company's financing of such acquisitions may involve spending cash, incurring debt or issuing equity securities, which could have a dilutive effect on the then outstanding capital stock of the Company. The Company has been advised by General Motors that Major Auto does not currently meet General Motors' criteria to allow acquisition of additional General Motors' dealerships without seeking approval for each acquisition. The effect of this is that should the Company determine to acquire additional General Motors' dealerships in the future, including its potential acquisition of Lichtenberg Group, it will be required to obtain General Motors' approval on a case-by-case basis. See "Potential Acquisitions."

      Upon completing an acquisition, the Company intends to implement its operating strategy, which includes selling more new and used vehicles, increasing finance revenues, enhancing employee training, lowering purchasing costs for used car inventories, supplies and outside vendor expenses. The Company also intends to install its management information system in acquired dealerships as soon as possible after the acquisition, which will allow its senior management to carefully monitor each aspect of the dealership's operations and performance. Whenever possible, the Company intends to implement its strategies and operation procedures prior to the closing of an acquisition to enable it to accelerate the implementation of its operating strategy after closing. See "Operating Strategy."

      The Company believes that Major Auto's management team has considerable experience in evaluating potential acquisition candidates, determining whether a particular dealership can be successfully integrated into Major Auto's existing operations and implementing its operating strategy to improve their performance and profitability following the acquisition. For example, Bruce Bendell, Major Auto's President, acquired a Nissan dealership in Oyster Bay, New York in January 1997. The Nissan dealership is not owned or operated by Major Auto, but is majority-owned by Mr. Bendell and minority-owned by another individual otherwise unaffiliated with the Company or Mr. Bendell. Upon Mr. Bendell's acquisition of the Nissan dealership, it was selling 90 new and 20 used vehicles per month and was not generating any profits from such sales. Under Mr. Bendell's leadership, the dealership has expanded its sales to over 200 new and used vehicles per month. The Company also believes that an increasing number of acquisition opportunities will become available to it. See "Industry Background." The Company and Mr. Bendell are currently negotiating a letter of intent concerning the Company's acquisition of Oyster Bay Nissan. The acquisition would be subject to the completion of the Major Auto Acquisition. There can be no assurance that the Company and Mr. Bendell will agree on acceptable terms. Based upon preliminary financial and other information in the Company's possession relating to the business and operations of Oyster Bay Nissan, the Company does not believe that such acquisition, if consummated, would have a material impact on the financial position of the Company. However, if the purchase price for such acquisition were to have a significant cash component, the Company would likely be required to raise additional capital, either by incurring debt or issuing equity, to finance the consummation of such acquisition.

      With the exception of the Major Auto Acquisition, the negotiations with respect to Oyster Bay Nissan described above and the transaction described under "Potential Acquisition" above, the Company does not presently have any other material plans, proposals, arrangements or understandings with respect to potential acquisitions.

            Dealership Operations

      Major Auto owns and operates five automobile dealerships at four locations in Long Island City, New York. Major Auto conducts its parts and service business and its used vehicle business from three additional locations in Long Island City. Major Auto offers the following seven makes of new vehicles:
Chevrolet, Chrysler, Plymouth, Dodge, Jeep, Eagle and Subaru. Each location is run by a separate general manager who is responsible for overseeing all aspects of the business conducted at that location. Each of the parts and service locations has two general managers, one for parts and one for service. Each general manager meets with Major Auto's senior management, including Bruce and Harold Bendell, on a weekly basis.

      Following the acquisition of Major Auto by the Company, Bruce and Harold Bendell will continue to be responsible for senior-level management of the dealerships. The Bendell brothers and the Company expect that this prospective continuity of senior management will facilitate obtaining the manufacturers' consents to the transfer of the dealerships to the Company. The Bendell brothers' management control will be accomplished through (i) their ownership of 100 shares of the Company's 1997A-MAJOR AUTOMOTIVE GROUP Series of Preferred Stock (of which shares Bruce Bendell has a proxy to vote the 50 shares of the 1997A-MAJOR AUTOMOTIVE GROUP Series of Preferred Stock owned by Harold Bendell for a seven-year period commencing on January 7, 1998) which carries voting rights allowing them to elect a majority of the Board of Directors of Major Auto, and through (ii) a related management agreement. See "Description of Securities-Preferred Stock-1997A-MAJOR AUTOMOTIVE GROUP Series of Preferred Stock" and "Certain Relationships and Related Transactions" below. Should either of the Bendell brothers cease managing the dealerships, the management agreement provides that ownership of his 1997A-MAJOR AUTOMOTIVE GROUP Series of Preferred Stock shares and his management rights under the management agreement will be automatically transferred to the other, and should both brothers cease managing the dealerships for any reason, the shares and management rights will be automatically transferred to a successor manager designated in a successor addendum to each dealership agreement or, failing such designation, to a successor manager designated by the Company (subject to approval by the applicable manufacturers).

      New Vehicle Sales. Major Auto sells the complete product line of cars, sport utility vehicles, minivans and light trucks manufactured by Chevrolet, Chrysler, Plymouth, Dodge, Jeep, Eagle and Subaru. In 1997, Major Auto's dealerships sold 4,834 new vehicles generating total sales of approximately $91,000,000, which constituted approximately 63% of Major Auto's total revenues. Major Auto's gross profit margin on new vehicle sales in 1997 was approximately 8% which is higher than the industry average for 1997 of 7%. The relative percentages of Major Auto's new vehicle sales among makes of vehicles in 1997 was as follows:

                                                             1997 Percentage of
         Manufacturer                                         New Vehicle Sales
         ------------                                         -----------------
         Chevrolet                                                   56%
         Chrysler, Plymouth,
            Jeep and Eagle                                           22%
         Dodge                                                       16%
         Subaru                                                       6%

      The following table sets forth, for the periods shown, information with respect to Major Auto's new vehicle sales:

                                NEW VEHICLE SALES
                             (dollars in thousands)

                                     1995          1996          1997

      Unit sales                        4,375         5,062         4,834
      Sales revenue                  $ 90,000      $109,000      $ 91,000
      Gross Profit                   $  7,200      $  8,000      $  7,300
      Gross Profit Margin                 8.0%          7.3%          8.0%

      Major Auto purchases substantially all of its new vehicle inventory directly from the respective manufacturers who allocate new vehicles to dealerships based upon the amount of vehicles sold by the dealership and the dealership's market area. As required by law, Major Auto posts the manufacturer's suggested retail price on all new vehicles, but the final sales price of a new vehicle is typically determined by negotiation between the dealership and the purchaser.

      In addition to its dealership operations, Major Auto has a distributorship agreement with General Motors pursuant to which Major Auto distributes in Russia new vehicles manufactured by General Motors. Major Auto has realized revenues of approximately $2,890,000, $9,400,000 and $8,005,000 during its 1995, 1996 and
1997 fiscal years, respectively, from its distribution of General Motors vehicles in Russia. Major Auto's gross profits from such sales were approximately $178,000, $572,000, and $552,700 for its 1995, 1996 and 1997
fiscal years, respectively. Under its distributorship arrangement, Major Auto accepts orders from General Motors' automobile dealers in Russia for both standard and custom General Motors vehicles. Major Auto generally receives a deposit on the purchase price of the vehicle from the Russian dealer and releases the vehicle to the dealer upon full payment of the balance of the wholesale purchase price plus a percentage of the dealer's profit on the sale. Major Auto intends to expand its distributorship operation in the future to include the sale of used vehicles.

      Approximately 29% of Major Auto's unit sales of new vehicles are fleet sales, which are generally sales to commercial customers that register ten or more vehicles in a given year, and include taxi cab companies, police departments and small businesses. Major Auto has advised the Company that it believes that its fleet sales, and its service of fleet vehicles, protect it from some of the fluctuations in the retail automobile buying market, provide a source of off-fleet vehicles for its used vehicle operations and enhance its reputation and customer satisfaction. Fleet sales are generally awarded to a dealership on the basis of a blind competitive bidding process.

      Used Vehicle Sales. Major Auto offers a wide variety of makes and models of used vehicles for sale. In 1997, Major Auto sold 3,127 used vehicles generating total sales of approximately $40,800,000, which constituted approximately 28% of Major Auto's total revenues. Major Auto's gross profit margin on used vehicle sales in 1997 was approximately 14% as compared with the industry average for 1997 of 11.4%. Major Auto is the largest seller of used vehicles (based on unit sales and sales revenue) in the New York metropolitan area.

      Major Auto has consolidated its used vehicle operations for its various dealerships at a single site. Major Auto acquires the used vehicles it sells through customer trade-ins, at "closed" auctions which may be attended by only new vehicle dealers and which offer off-lease, rental and fleet vehicles, and at "open" auctions which offer repossessed vehicles and vehicles being sold by other dealers.

      Major Auto has advised the Company that it believes that the market for used vehicles is driven by the escalating purchase price of new vehicles and the increase in the quality and selection of used vehicles primarily due to an increase in the number of popular cars coming off short-term leases.

      The following table sets forth, for the periods shown, information with respect to Major Auto's used vehicle sales:

                               USED VEHICLE SALES

                             (dollars in thousands)

                                         1995          1996          1997
                                      -------       -------       -------
      Unit sales                        2,145         2,231         3,127
      Sales revenue                   $17,520       $22,840       $40,800
      Gross Profit                    $ 2,730       $ 3,300       $ 5,700
      Gross Profit Margin                15.6%         14.4%           14%

      Parts and Service. Major Auto provides parts and service primarily for the makes of new vehicles that it sells, but also services other makes of vehicles. In 1997, Major Auto's parts and service operations generated total revenues of approximately $11,400,000, which constituted approximately 8% of Major Auto's total revenues at a gross profit margin of approximately 33%.

      The increased use of electronics and computers in vehicles has made it difficult for independent repair shops to retain the expertise to perform major or technical repairs. In addition, because motor vehicles are increasingly more complex and there are longer warranty periods, Major Auto has advised the Company that it believes that repair work will increasingly be performed at dealerships, which have the sophisticated equipment and skilled personnel necessary to perform the repairs.

      Major Auto has advised the Company that it considers its parts and service department to be an integral part of its customer service efforts and a valuable opportunity to strengthen customer relations and deepen customer loyalty. Major Auto attempts to notify owners of vehicles purchased at its dealerships when their vehicles are due for periodic service, thereby encouraging preventative maintenance rather than post-breakdown repairs.

      Major Auto's parts and service business provides a stable, recurring revenue stream to its dealerships. In addition, Major Auto has advised the Company that it believes that, to a limited extent, these revenues are countercyclical to new vehicle sales, since vehicle owners may repair their existing vehicles rather than purchasing new vehicles. Major Auto has advised the Company that it believes that this helps mitigate the effects of a downturn in the new-vehicle sales cycle.

            Major Auto does not operate a body shop, but instead contracts with third parties for body repair work.

      The following table sets forth, for the periods shown, information with respect to Major Auto's sales of parts and services:

                           SALES OF PARTS AND SERVICES

                             (dollars in thousands)

                                                   1995       1996       1997
                                                -------    -------    -------

      Sales revenue ..........................  $11,070    $12,150    $11,400

      Gross Profit ...........................  $ 3,450    $ 3,270    $ 3,750

      Gross Profit Margin ....................    31.2%      26.9%        33%

      Vehicle Financing. Major Auto provides a wide variety of financing and leasing alternatives for its customers. Major Auto has advised the Company that it believes that its customers' ability to obtain financing at its dealerships significantly enhances Major Auto's ability to sell new and used vehicles. Major Auto has advised the Company that it believes that its ability to provide its customers with a variety of financing options provides Major Auto with a competitive advantage over many of its competitors, particularly smaller competitors that do not have sufficient sales volumes to attract the diversity of financing sources available to Major Auto.

      In most instances, Major Auto assigns its vehicle finance contracts and leases to third parties, instead of directly financing vehicle sales or leases, which minimizes the credit risk to which Major Auto is exposed. Major Auto typically receives a finance fee or commission from the third party who provides the financing. In certain limited instances in which Major Auto determines that its credit risk is manageable, estimated by Major Auto to be approximately 5% of its vehicles sales and leases, Major Auto directly finances the purchase or lease of a vehicle. In such instances, Major Auto will bear the credit risk that the customer will default, but will have the right to repossess the vehicle upon default. Major Auto maintains relationships with a wide variety of financing sources, including commercial banks, automobile finance companies, other financial institutions and the Company's subsidiary Major Fleet. Major Fleet purchases less than 10% of Major Auto's leases, and none of Major Auto's finance contracts.

            Sales and Marketing

      Major Auto has advised the Company that it believes marketing and advertising are significant to its operations. As is typical in its industry, Major Auto receives a subsidy for a portion of its expenses from the automobile manufacturers with whom Major Auto has franchise agreements. The automobile manufacturers also assist Major Auto to develop its own advertising by providing it with market research.

      Major Auto's marketing effort is conducted over most forms of media including television, newspaper, direct mail, billboards and the Internet. Major Auto's advertising seeks to promote its image as a reputable dealer offering quality products at affordable prices and with attractive financing options. Each of Major Auto's dealerships periodically offer price discounts or other promotions to attract additional customers. The individual dealerships' promotions are coordinated by Major Auto and, because Major Auto owns and operates several dealerships in the New York City market, it realizes cost savings through volume discounts and other media concessions.

      Major Auto's operations have been enhanced by its ability to achieve economies of scale with respect to its marketing and advertising. Nationwide, the average cost of marketing and advertising per new vehicle sold in 1997 was approximately $347. Notwithstanding that advertising costs in the New York metropolitan area are generally higher than the national average, Major Auto's cost of marketing and advertising per vehicle sold have consistently been less than the national average. These lower costs result from the fact that Major
Auto: (i) has favorable contracts with four major area daily newspapers; (ii) advertises in lower-cost niche markets (such as local ethnic markets, employee purchase programs, and discount buying services); and (iii) utilizes telephonic marketing and electronic marketing via services such as the Internet and Bloomberg.

            Relationships with Manufacturers

      Each of Major Auto's dealerships operates under a separate franchise or dealer agreement which governs the relationship between the dealership and the relevant manufacturer. In general, each dealer agreement specifies the location of the dealership for the sale of vehicles and for the performance of certain approved services in the specified market area. The designation of such areas, the allocation of such areas and the allocation of new vehicles among dealerships is discretionary with the relevant manufacturer. Dealer agreements do not generally provide a dealer with an exclusive franchise in the designated market area. A dealer agreement generally requires that a dealer meet specified standards regarding showrooms, the facilities and equipment for servicing vehicles, the maintenance of inventories, the maintenance of minimum net working capital, personnel training and other aspects of the dealer's business. The dealer agreement also gives the relevant manufacturer the right to approve the dealer's general manager and any material change in management or ownership of the dealership. The dealer agreement provides the relevant manufacturer with the right to terminate the dealer agreement under certain circumstances, such as : (i) a change in control of the dealership without the consent of the relevant manufacturer; (ii) the impairment of the financial condition or reputation of the dealership; (iii) the death, removal or withdrawal of the dealership's general manager; (iii) the conviction of the dealership or the dealership's general manager of certain crimes; (iv) the dealer's failure to adequately operate the dealership or to maintain wholesale financing arrangements; (v) the bankruptcy or insolvency of the dealership; or (vi) the dealer's or dealership's material breach of other provisions of the dealer agreement. Many of the dealership agreements require the consent of the relevant manufacturer to the dealer's acquisition of additional dealerships. In addition Major Auto's dealership agreement with General Motors, with respect to its Chevrolet dealership, gives General Motors a right of first refusal to purchase such dealership, which means that whenever Major Auto proposes to sell its Chevrolet dealership, it must first offer General Motors the opportunity to purchase that dealership.

      The dealership agreement that the Company will enter into with General Motors upon completion of the Major Auto Acquisition will impose several additional restrictions on the Company. Following the completion of the Major Auto Acquisition, the Company's Chevrolet franchise, and any other General Motors' franchises that the Company may subsequently acquire, could be at risk if: (i) any person or entity acquires more than 20% of the Company's voting stock with the intention of acquiring additional shares or effecting a material change in the Company's business or corporate structure; or (ii) if the Company takes any corporate action that would result: (a) in any person or entity owning more than 20% of the Company's voting stock for a purpose other than passive investment; (b) an extraordinary corporate transaction such as a merger, reorganization, liquidation or transfer of assets; (c) a change in the control of the Company's Board of Directors within a rolling one-year period; or (d) the acquisition of more than 20% of the Company's voting stock by another automobile dealer or such dealer's affiliates. If General Motors determines that any of the actions described in the preceding sentence could have a material or adverse effect on its image or reputation in the General Motors' dealerships or be materially incompatible with General Motors' interests, the Company must either
(x) transfer the assets of the General Motors' dealerships to General Motors or a third party acceptable to General Motors for fair market value or (y) demonstrate that the person or entity will not own 20% of the Company's voting stock or that the actions in question will not occur.

      In addition, the General Motors dealer agreement will require that the Company comply with General Motors' Network 2000 Channel Strategy ("Project 2000"). Project 2000 includes a plan to eliminate 1,500 General Motors dealerships by the year 2000, primarily through dealership buybacks and approval by General Motors of inter-dealership acquisitions, and encourages dealers to align General Motors divisions' brands as may be requested by General Motors, The dealer agreement will require that the Company bring any General Motors dealership into compliance with the Project 2000 plan within one year of the acquisition. Failure to achieve such compliance may result in termination of the dealer agreement and a buyback of the related dealership assets at book value by General Motors. The Company believes that Major Auto's Chevrolet dealership currently complies with the Project 2000 guidelines.

      The Company has also agreed that its dealerships offering new vehicles manufactured by General Motors will not attempt to sell new vehicles of other manufacturers.

      New York law, and many other states' laws, limit manufacturers' control over dealerships. In addition to various other restrictions imposed upon manufacturers, New York law provides that notwithstanding the terms of the dealer agreement with the relevant manufacturer, the manufacturer may not: (i) except in certain limited instances, terminate or refuse to renew a dealership agreement except for due cause and with prior written notice; (ii) attempt to prevent a change in the dealer's capital structure or the means by which the dealer finances dealership operations; or (iii) unreasonably withhold its consent to a dealer's transfer of its interest in the dealership or fail to give notice to the dealer detailing its reasons for not consenting.

      Major Auto has solicited the consents of the relevant manufacturers to the Major Auto Acquisition and the change of control of the respective dealerships to result therefrom. To date, Major Auto has received the consent of Subaru Distributors Corp., with respect to the Subaru dealership, and General Motors, with respect to the Chevrolet dealership, and is awaiting the consent of Chrysler Corporation, with respect to the Chrysler, Plymouth, Dodge, Jeep and Eagle dealerships.

            Competition

      The market for new and used vehicle sales in the New York metropolitan area is one of the most competitive in the nation. In the sale of new vehicles, Major Auto competes with other new automobile dealers that operate in the New York metropolitan area. Some competing dealerships offer some of the same makes as Major Auto's dealerships and other competing dealerships offer other manufacturer's vehicles. Some competing new vehicle dealers are local, single-franchise dealerships, while others are multi-franchise dealership groups. In the sale of used vehicles, Major Auto competes with other used vehicle dealerships and with new vehicle dealerships which also sell used cars that operate in the New York metropolitan area. In addition, Major Auto competes with used car "superstores" that have inventories that are larger and more varied than Major Auto's.

      Major Auto has advised the Company that it believes that the principal competitive factors in vehicle sales are the marketing campaigns conducted by automobile manufacturers, the ability of dealerships to offer a wide selection of popular vehicles, pricing (including manufacturers' rebates and other special offers), the location of dealerships, the quality of customer service, warranties and customer preference for particular makes of vehicles. Major Auto believes that its dealerships are competitive in all of these areas.

      In addition, Major Auto, due to the size and number of automobile dealerships it owns and operates, is larger than the independent operators with which it competes. Major Auto's size has historically permitted it to attract experienced and professional sales and service personnel and has provided it the resources to compete effectively. However, as the Company enters other markets, it may face competitors that are larger and that have access to greater resources.

      Major Auto has advised the Company that it believes that its principal competitors within the New York metropolitan area are United Auto Group, a publicly traded company, and Potamkin Auto Group, Burn's Auto Group and Auto-Land, each of which is privately held.

            Governmental Regulation

      Automobile dealers and manufacturers are subject to various Federal and state laws established to protect consumers, including the so-called "Lemon Laws" which require a dealer or manufacturer to replace a new vehicle or accept it for a full refund within a specified period of time, generally one year, after the initial purchase if the vehicle does not conform to the manufacturer's express warranties and the dealer or manufacturer, after a reasonable number of attempts, is unable to correct or repair the defect. Federal laws require that certain written disclosures be provided on new vehicles, including mileage and pricing information. In addition, Major Auto's financing activities are subject to certain statutes governing credit reporting and debt collection.

      The imported automobiles purchased by Major Auto are subject to United States custom duties and, in the ordinary course of its business, Major Auto may from time to time be subject to claims for duties, penalties, liquidated damages or other charges. Currently, United States customs duties are generally assessed at 2.5% of the customs value of the automobiles imported, as classified pursuant to the Harmonized Tariff Schedule of the United States.

      As with automobile dealerships generally, and parts and service operations in particular, Major Auto's business involves the use, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as motor oil, waste motor oil and filters, transmission fluid, antifreeze, freon, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline and diesel fuels. Accordingly, Major Auto is subject to Federal, state and local environmental laws governing health, environmental quality, and remediation of contamination at facilities it operates or to which it sends hazardous or toxic substances or wastes for treatment, recycling or disposal. Major Auto has advised the Company that it believes that it is in material compliance with all environmental laws and that such compliance will not have a material adverse effect on its business, financial condition or results of operations.

Computer Telephony and Telecommunications Division

      The Company, through Computer Business Sciences, Inc., a New York corporation ("Computer Business Sciences"), 786710 Ontario Limited, an Ontario corporation doing business as Info Systems, Inc. ("Info Systems"), C.B.S. Computer Business Sciences Ltd., an Israeli corporation ("Computer Business Sciences (Israel)"), and Reynard Service Bureau, Inc., a Florida corporation ("Reynard"), the four wholly-owned subsidiaries comprising its Computer Telephony and Telecommunications division, currently develops, manufactures, markets, sells and services two product lines. The first product line utilizes "Talkie" technology, which consists of proprietary computer software and hardware that (i) permits end users of the technology to place long-distance international telephone calls at discounted rates and (ii) offers end users a broad range of interactive voice response applications such as voice-mail, automatic receptionist, automated order entry, conference calling and faxing. The second product line, "Business Control Software," is a proprietary computer software system that provides multi-lingual general accounting and business management applications.

      The Company is planning to exploit its technological capabilities in telephony by emphasizing high speed, broadband, multimedia transmission over telephone, including voice, data, video conferencing and other areas. Additionally, the Company is in the preliminary process of developing a commercial mobile satellite technology in connection with the Israel Aircraft Industry's ELTA division which is expected to allow passengers on automobiles, trains and buses to receive high quality broadcast television and interactive broadband multimedia internet service (see "Computer Telephony and Telecommunications Division -- Planned Activities").

      The Company originally acquired the technology for its telecommunications products (see Talkie" below) in April 1996 through its acquisition from Dr. Zvi Barak and Sarah Barak of all of the issued and outstanding stock of Info Systems. A portion of the purchase price for such stock consists of twenty monthly installment payments of $15,000 from the Company to the Baraks. In order to secure such installment payments, the Company has granted a security interest to the Baraks in the stock of Info Systems and the other assets purchased by the Company from the Baraks. The monthly installment payments commenced in September 1996 and are scheduled to continue through June 1998. To date, the Company has withheld $85,000 of such installment payments as collateral for the Baraks' obligation to make certain indemnification payments to the Company. The Company has agreed to pay the Baraks the $85,000 by July 1998.

            Talkie

      "Talkie" is the trademark for, and the name used by the Company to describe, the technology relating to the Company's telephonic and interactive voice response software applications. The Company has three products that use Talkie technology. The first product, the "Talkie Power Web Line Machine," is a computer based telephone "switch" that enables small or start-up telephone companies to purchase blocks of international telephone calling time from suppliers such as AT&T and MCI and resell the time in smaller units to callers at discounted rates. The second product is a group of related telephonic and interactive voice response software programs, such as voice-mail, automatic receptionist, automated order entry, conference calling and faxing. The third product, called "Talkie-Globe," is an international call-back, debit card and long-distance reselling system.

      The Talkie Power Web Line Machine is a programmable electronic telephone switch based on personal computer technology. It consists of a proprietary software program, and hardware components most of which are available from a number of different sources. The machine currently contains 96 channels, but may be expanded to carry up to 120 channels. Each channel provides 43,200 available minutes of telephone time per 30-day month that may be sold. As is typical of industry utilization of available telephone time, approximately 30%-40% of these available minutes are actually sold. Of the 43,200 available minutes, approximately 10,560 are considered peak time (defined to be the 480 minutes comprising the typical eight-hour work day in the destination country and assuming 22 work days in the typical

30-day month) and the balance are considered off-peak time, however the determination of actual peak minutes in a destination country is based upon demand for calling time, which in turn is based upon such factors as calling patterns and the differences in time zones between the country from which a call is placed and the destination county. Peak minutes are generally able to be sold at higher rates than off-peak minutes.

      The Talkie Power Web Line Machine includes an integrated programmable telephone call switching system known as the Talkie Web Smart Switch. The programmability of this switching system allows the machine to handle a variety of international telephone-based services including resale of long-distance telephone time the Company purchases in bulk, international call-back services (described below), telemarketing, Internet access and facsimile transmission.

      Historically, the Company, through its subsidiary Computer Business Sciences, sold the Talkie Power Web Line Machines to various service providers (known as "master agents"). A master agent then established a telephone connection between a foreign country and the Talkie Power Web Line Machine, which is located at the Company's offices in Kew Gardens, New York. This connection is typically a dedicated telephone line that runs from the Talkie Power Web Line Machine to certain equipment located in the foreign country that is used to connect the dedicated line to the local telephone lines. The master agent typically leased the dedicated telephone line, which has a specific capacity for simultaneous calls, from MCI Communications Corp. or Sprint Corporation for a fixed monthly fee. Callers in the foreign country place a local call to connect to the dedicated telephone line and are provided a United States dial tone by the Talkie Power Web Line Machine. The caller then dials the number for the desired destination and the call is carried over the dedicated telephone line to the Talkie Power Web Line Machine and then redirected to the desired destination. Because the Talkie Power Web Line Machine's software program is able to process both voice and data, callers may place international telephone calls and send facsimiles to the desired destination and may also connect to the Internet.

      The master agent generated revenues by selling the available telephone time generated by the Talkie Power Web Line Machine to callers in the foreign country. There were two elements to the master agent's cost of carrying a call from the foreign country to the desired destination: the cost of the dedicated telephone line from the Talkie Power Web Line Machine to the foreign country (which is typically a fixed monthly cost) and the cost of the call directed from the Talkie Power Web Line Machine to the desired destination (which is based upon United States calling rates). The master agent charged the caller in the foreign country a markup over the cost of the call to the desired destination. The cost to the caller is considerably lower than the alternative of placing the same call through the caller's own local telephone system which, in many cases, is a state-owned monopoly. The experience of the Company's master agents, generally, was a very substantial reduction in per minute call costs. The Company's billing records indicate that the reduction in most cases is a factor of 15, that is, the country-to-country portion of an international call normally costing $0.75 per minute, costs $0.05 per minute when placed through the Talkie Power Web Line Machine. Once the master agent arranged for a certain monthly volume of calls from a given foreign country, the master agent recouped the cost of the dedicated telephone line to that foreign country and thereafter generated profits.

      In the third quarter of 1997, the Company decided to acquire from all of its master agents their rights to their respective territories and the Talkie Power Line Web Machines previously sold to them. The Company believes that it can maximize its profitability by selling for itself the telephone minutes to the existing and additional territories. Negotiations are currently underway with each of the Company's master agents to finalize the memoranda of understanding with respect to these acquisitions. See also "Arrangements with Nissko" below.

      The Company and Summa Four, Inc., a publicly owned communications equipment manufacturer located in New Hampshire, have entered into a value-added reseller agreement. Under the agreement, the parties will jointly develop an improved version of the Talkie Power Web Line Machine and associated software, which the Company will then purchase from Summa Four, Inc.

            Arrangements with Nissko

      In March 1996, the Company's subsidiary Computer Business Sciences formed a joint venture with Nissko Telecom, L.P. ("Nissko"). The joint venture is a general partnership named Nissko Telecom Associates ("Associates"). Computer Business Sciences owns 45% of the joint venture and Nissko owns 55%. Nissko is a limited partnership the general partner of which is one of the Company's master agents, Nissko Telecom, Ltd. (the "Agent"), and the limited partners of which are four individuals, three of whom, including Yossi Koren, one of the Company's directors, are shareholders of the Agent (such three individuals being collectively referred to herein as the "Nissko Principals"). Pursuant to an informal agreement, the Agent has granted to Associates the right to market and sell the available telephone time generated by the Talkie Power Web Line Machines that the Agent purchases as a master agent, in exchange for a 55% Agent's interest in the joint venture through its general partnership interest in Nissko. Through its interest in Associates, Computer Business Sciences realizes 45% of the revenues generated from Associates' sale of such telephone minutes. Since the inception of Associates, the Company has had $169,888 in net losses from Computer Business Science's participation in Associates.

      Under its master agent agreement, dated March 1996, with Computer Business Sciences, the Agent is obligated to purchase 15 Talkie Power Web Line Machines from Computer Business Sciences and has the right to acquire 15 additional machines, each for $125,800, and 30 machine upgrades, each for $60,000. Each upgrade consists of an attachment module which increases the channel capacity of the machines and the related software. The Agent has a right of first refusal to sell the telephone time generated by the machines that it has purchased in all geographical locations in the world. Accordingly, whenever a master agent other than the Agent proposes to resell telephone time in a country the other master agent has not previously served, Computer Business Sciences must first offer the Agent the opportunity to service that country.

      Under the terms of its master agent agreement, the Agent (i) paid Computer Business Sciences a deposit of $629,000 at the time the agreement was executed toward the purchase of the 15 machines that the Agent is obligated to purchase and (ii) issued to Computer Business Sciences 45% of its then issued and outstanding common stock. In return, (i) the Company issued to the Nissko Principals, including Yossi Koren, who subsequently became a director of the Company, (a) warrants, exercisable through the date that is 60 days after the effectiveness of any public offering of the Company's securities, to acquire an aggregate of 750,000 shares of the Company's Common Stock at an exercise price of $1.25 per share (the "Class A Warrants") and (b) warrants, exercisable through March 19, 1998 (which have since expired by their terms), to acquire an aggregate of 750,000 shares of the Company's Common Stock at an exercise price of $1.25 per share (the "Class B Warrants") and (ii) Computer Business Sciences agreed to make a $10,000 contribution to the capital of the Agent upon its purchase of each of the first 15 machines. Certificates evidencing the Class A Warrants and the Class B Warrants have not yet been issued. (See "Restructuring of Nissko Arrangements" below.)

      To secure certain payments under the master agent agreement with the Agent, Bruce Bendell, the Company's Chairman, and Doron Cohen, the Company's Chief Executive Officer, President and Treasurer, have each pledged to the Agent 500,000 shares of the Company's Common Stock. In the event that certain financial covenants are not met or superseded by definitive documentation resulting from the MOU (as hereinafter defined), the Nissko Principals will have the right to foreclose on the pledged Common Stock.

      If the proceeds of liquidating the pledged shares are sufficient to cover the deficit, the Nissko Principals will be required to transfer to Mr. Bendell and Mr. Cohen in equal shares the remaining 55% of the Agent's issued and outstanding common stock. Messrs. Bendell and Cohen have agreed that upon receipt of that stock, they will transfer it to the Company in exchange for reimbursement by the Company for the market value of their shares of the Company's Common Stock foreclosed upon by the Nissko Principals.

            Restructuring of Nissko Arrangements

      The Company has entered into a Memorandum of Understanding (the "MOU") with the Agent, the Nissko Principals, and with the remaining limited partner of Nissko, Robert L. Rimberg. The transactions contemplated by the MOU are conditioned on the consummation of the Major Auto Acquisition. The MOU provides that: (i) Nissko will transfer to the Agent, and the Agent will assume, all of the assets and liabilities of Nissko; and (ii) Computer Business Sciences will acquire all of the issued and outstanding shares of common stock of the Agent in a tax-free reorganization. Upon execution of the MOU, an aggregate $653,750 deposit that the Nissko Principals and Mr. Rimberg had previously paid towards the full exercise price of the Class A Warrants was converted to a partial exercise of the Class A Warrants. Upon such conversion, the Company issued an aggregate of 523,000 shares of its Common Stock to the Nissko Principals and Mr. Rimberg, 173,583 of which were issued to Yossi Koren, a director of the Company. Permitted resales will be expressly subject to the voting rights of Bruce Bendell who holds a proxy to vote 500,000 of these shares during the two-year restriction period. Subsequently, the parties agreed to remove the contractual two-year restriction on sales of these shares to make such restriction consistent with current restrictions under the Securities Act of 1933.

      The MOU provides that upon execution of definitive documentation containing the terms and conditions outlined in the MOU, (i) each of the Nissko Principals will receive 257,500 shares of the Company's Common Stock and Mr. Rimberg will receive 27,500 shares of the Company's Common Stock, resales of all of which shares will be subject to restrictions on transfer and voting that are identical to those described immediately above, and (ii) each of the Nissko Principals will receive warrants to acquire up to 68,917 shares of the Company's Common Stock and Mr. Rimberg will receive warrants to acquire up to 20,250 shares of the Company's Common Stock, in each case for $1.25 per share. Such warrants represent the unexercised balance of the Class A Warrants remaining after the conversion of the $653,750 partial payment into a partial exercise as described above.

      Nissko Jewelry Trading, Inc. ("NJT"), a company 33-1/3% owned by Mr. Koren, has entered into agreements for the Agent's benefit with MCI, Sprint and Bell Atlantic (formerly NYNEX). These agreements provide for the purchase by NJT on behalf of the Agent of telephone time or transmission lines. The MOU provides that the Company will indemnify NJT against any liability it may incur under these agreements and will place 200,000 shares of its Common Stock into an escrow account to secure this indemnification obligation.

      Upon the effectiveness of the definitive documentation relating to the transactions contemplated by the MOU the Agent's master agent agreement will terminate and the pledge by each of Mr. Bendell and Mr. Cohen of 500,000 shares of the Company's Common Stock, referred to above, will be released.

      It is the Company's intention to reacquire the territorial rights and Talkie Power Line Web Machines from its other master agents in exchange for shares of Common Stock at fair value. The Company has reached tentative agreement with each such agent and is presently negotiating definitive memoranda of understanding.

      Interactive Voice Response Software Programs

      The second product group, interactive voice response software programs, consists of the following applications:

      Talkie-Ad: permits callers to browse through pre-recorded messages based on their search criteria, similar to a talking classified ad.

      Talkie-Attendant: automated receptionist features, including dial "0" for operator, name directories, call blocking, call screening, music or company messages while on hold, paging, personalized menus, call queuing and conversation recording.

      Talkie-Audio: delivers pre-recorded information in response to telephone inquiries and can serve as a talking bulletin board.

      Talkie-Conference: permits the user to schedule a conference call and then, when the conference call is to occur, either calls the participants or permits them to dial in, and provides the chairperson with various options during the call.

      Talkie-Dial: places a telephone call, using a user-supplied list of telephone numbers and delivers voice information with the capability of asking questions, accepting answers and updating the system to reflect the answers.

      Talkie-Fax: permits the user to program a facsimile into the system and transmit it to a user-supplied list of numbers and permits users to transmit to callers upon their request written information programmed into the system such as directions, product information, price lists or news releases.

      Talkie-Form: permits the user to set up a questionnaire and collect answers to pre-recorded questions.

      Talkie-Mail: permits the user to record, send, receive and retrieve voice messages from personal mailboxes.

      Talkie-Query: responds to callers' inquiries using information stored in the system database.

      Talkie-Trans: accepts orders, issues orders (including delivery instructions) and faxes order confirmations.

      Users of the Talkie interactive voice response system can also customize the foregoing applications to create new applications using Talkie-Gen, which is an application generator that uses a simple programming language.

      In addition to the applications listed above, users may also purchase any of the following off-the-shelf applications:

      Talkie-Dating: permits the user to supply a dating service that will permit the user's customers to place and browse through personal ads, register for service and record and listen to messages.

      Talkie-Follow-Me: permits the user to supply a telephone tracking service that enables the user's customers to obtain a single telephone number that will continually forward incoming calls to a user-defined series of telephone numbers (such as work, cellular, home, pager and voice-mail).

      Talkie-Wake-Up/Reminder: permits the user to supply a wake-up or reminder service that will call a user supplied number with a user-supplied message at a specified time.

      All of the Talkie interactive voice response applications operate in up to nine languages.

      Info Systems also provides customers with industry-specific and customized applications of its interactive voice response technology. For example, Info Systems has developed a product called Talkie AutoCom for use by automobile dealers. See "Automotive Sales Division-Operating Strategy."

      The Talkie interactive voice response software package is sold by the Company through Info Systems, its wholly-owned Canadian subsidiary.

      Talkie-Globe, the trademark for, and the name used by the Company to describe, its third telecommunications product, is a software-based integrated call-back, debit-card and long-distance reselling system and includes all of the Talkie interactive voice response software programs. Typically, international callers based in countries where the telephone system is a state-owned monopoly must pay high per-minute rates fixed by the state-owned company. One method of securing a lower rate is the "call-back" system offered by Info Systems' Talkie-Globe. Using Talkie-Globe, the foreign caller first places a telephone call from the foreign country to the United States or Canadian telephone number where the Talkie-Globe system is located and hangs up without the call being connected so that no charge is assessed for the call. Talkie-Globe recognizes the telephone number from which the foreign call was placed and then places a call to that telephone number from the location in the United States or Canada where the Talkie-Globe system is located to the foreign caller and provides the foreign caller with a dial tone. The foreign caller then places a telephone call through the United States or Canada to the desired destination. The foreign caller thus pays for two calls: (i) the call back from the Talkie-Globe system located in the United States or Canada to the caller in the foreign market and (ii) the call that the caller places through the United States or Canada to the desired destination. The sum of the costs of the two calls placed from the Talkie-Globe system located in the United States or Canada will be lower than the cost of a single call placed directly from the applicable foreign market to the desired destination. The Talkie-Globe system also has a debit card feature, which permits a caller to purchase a stated value of calling time, and debits that value as the caller uses the prepaid calling time.

      Talkie-Globe is sold by the Company through Info Systems, its wholly-owned Canadian subsidiary.

Business Control Software

      The Company's business control software is an interconnected series of accounting and business management software applications that includes the following systems: general ledger, accounts receivable, accounts payable, sales order, purchase order, inventory control, bills of materials, job costing and production control. The business control software can assist users, among other things, to define market trends, analyze sales force effectiveness, determine the profitability of a job, department or company, or determine a geographical sales spread. One of the software's principal features is its ability to process information in multiple currencies. For example, a Japanese distributor transacting business in France and Italy can use the software to maintain data relating to sales, purchases and costs in French francs and Italian lira and to generate reports in Japanese yen (or in several multiple currencies simultaneously) while automatically posting currency exchange rates. In addition, the business control software is a multi-lingual system of software applications that permits multiple users, each selecting a different language, to access simultaneously a common database.

      The business control software sold by the Company is sold through Info Systems, its wholly-owned Canadian subsidiary.

Marketing and Sales

      From inception through December 31, 1997, the Company sold 21 Talkie Power Web Line Machines to six master agents. The aggregate amount of gross revenues resulting from these sales is $4,865,493, which accounts for approximately 66.7% of the Company's total revenues since its inception. The Company's gross profit margin on sales of the Talkie Power Web Line Machines since its inception is 75.5%. Each master agent had been required to purchase a minimum annual volume of machines. The minimum purchase requirement had been ten machines or machines having an aggregate sales price of $1.8 million, whichever is less. "Master agents" were smaller companies wishing to enter the international telephone time resale market without incurring the high cost of purchasing, installing and maintaining traditional telephone switching equipment. Although the master agents purchased the machines, the purchase terms required that the machines be located at the Company's premises and that all maintenance be performed by the Company (as described below). An added benefit to master agents of housing the machines at the Company's premises is that a Bell Atlantic Switch is located there and the physical connection between the machines and such switch is short. Because of this, the Company pays a relatively inexpensive charge (a component of which is based upon the length of the connection from such switch) to connect to such switch and experiences no connection delays resulting from the length of the connection.

      Historically, the Company's strategy with respect to the Talkie Power Web Line Machine has been threefold. First, it sold additional machines through its existing master agents as they expanded their businesses by providing telephone service to additional foreign markets. Second, as demand for the machines increased, it intended to add additional master agents and/or replace any existing master agents who were not complying with their master agent agreements and to enter into strategic partnerships with such new and replacement master agents that would permit the Company to share in the revenue generated by the master agents' sale of telephone time. Third, it intended continually to adapt advancing computer and telecommunications technology to improve and customize the performance of the machines. Currently, the Company is in the process of buying out its master agents and intends to operate its Talkie Power Web Line Machines on its own behalf.

      The Company installs, maintains and services all Talkie Power Web Line Machines at the Company's offices in Kew Gardens, New York, where the machines are housed. Historically, for these services, the Company received both a fixed fee and a volume-based fee. To date, billing arrangements have been informal, and the cost to each master agent has been calculated by determining the aggregate maintenance and service costs for all the machines, adding a percentage markup and charging each master agent its ratable portion based upon the number of machines it has purchased. The Company also customized the performance of the machines for the respective master agents and for use in particular countries, for which it has received a fee that is negotiated by the Company and the applicable master agent based upon the complexity of the customization. As noted above, all master agents have been required by contract with the Company to locate their purchased Talkie Power Web Line Machines at the Company's principal office and to have all required installation, service and maintenance performed by the Company. In addition to the services it provides with respect to the Talkie Power Web Line Machines, the Company also has provided services for the various other Talkie products and for the Business Control Software, if requested by the users.

      The Company typically sells its interactive voice response software programs to entrepreneurs who wish to operate a telephone-based service business with low overhead and fixed costs. The typical interactive voice response software package requires only a personal computer and voice card for use and costs $715. Each of the off-the-shelf applications costs an additional $795. The Company intends to focus its efforts with respect to its Talkie interactive voice response software programs on the market for industry-specific and customized applications in which it generally realizes higher profit margins. As the Company targets a given industry, it expects to hire sales personnel familiar with that industry and to attend trade shows to market its product. In addition, the Company intends to expand sales of its interactive voice response system into Europe and South America.

      The Company typically sells four to five of its Talkie-Globe systems per month to entrepreneurs who wish to provide a telephone business with low overhead and fixed costs and to small foreign telephone companies. Users of Talkie-Globe purchase international calling time from long-distance telephone companies such as MCI Communications Corp. and resell such time at a mark-up. The typical Talkie-Globe system consists of three personal computers, proprietary software and a voice card and costs approximately $25,000.

      The Company realized gross revenues of $537,655 during 1996, and $679,890 during 1997, from the sale of its Talkie interactive voice response software programs and of Talkie-Globe (excluding intercompany sales), which constituted approximately 15.7% and 17.6% of the Company's gross revenues for such years, respectively. The Company's gross profit margin on sales of its Talkie interactive voice response software programs was approximately 54.3% for 1996 and approximately 66.7% for 1997.

      The Company advertises its Talkie interactive voice response software programs and Talkie-Globe in telephone and telecommunications industry trade publications. In addition, Info Systems attends telephone and telecommunications industry trade shows, which has resulted in reviews of these products in trade publications.

      The Company is not currently allocating resources to market its Business Control Software, but performs software service contracts and provides annual program updates to the program's users.

Planned Activities

      The Company is seeking to expand its operations in the area of telephony by building a multimedia, carrier class, broadband network that will be carried over currently deployed, twist pair copper facilities which support most existing home and business telephone functions. The initial trial rollout, Phase I, presently projected for the third quarter of

1998, targets twenty-two cities and expands to sixty-three cities by the end of that year.

      Phase I, using an asynchronous transport mode ("ATM") technology, is expected to offer guaranteed quality of service, carrier class-level voice over internet ("Voice/IP") long distance service at aggressively competitive rates. Phases II and III of this enterprise, utilizing state-of-the-art digital subscriber line ("DSL") equipment, are expected to provide a wide array of Voice/IP services including local dial tone, call-back, dial-around, traditional long distance and high speed internet access. Additionally, because this technology permits broadband service over existing copper wires, the Company is planning to offer, at very competitive prices, additional services such as virtual private networks ("VPN"), movies on demand and pay TV, home shopping, banking, telemarketing, tele-medicine, video conferencing and distance learning.

      Additionally, in April 1998, the Company signed a memorandum of understanding with ELTA Electronics Industries Ltd. ("ELTA"), a division of Israel Aircraft Industries, to form a joint venture to develop a commercial Mobile Interactive Satellite Receiving Terminal (MIST) system for use onboard public, private and commercial transportation, including automobiles, trains and buses, among others. As part of the agreement, the Company will retain a 50 percent stake in the joint venture.

      Once complete, the MIST system is expected to allow passengers to receive high quality broadcast television and interactive broadband multimedia internet service through the use of Direct Broadcast Satellites. The information will then be routed through a video Integrated Receiver and Decoder which will decompress video signals once received and transmit them to a TV monitor or PC. Passengers would then use a control panel to select from a variety of viewing options.

      Each system is expected to also include a cellular and/or commercial satellite telephone system utilizing the Company's proprietary routing and switching technology. Passengers would then use multi-purpose communications terminals located on the vehicle to receive over 150 television channels, internet and cellular service at affordable prices.

      No assurance can be given that the Company will be successful in developing the foregoing products or services, or that if successfully developed, such products or services will result in revenues to the Company.

Research and Development

      The Company's wholly-owned subsidiary Computer Business Sciences (Israel) engages in research and development (i) to improve its existing telecommunications software, and to adapt the software to changing personal computer environments, (ii) to expand the software to new uses and (iii) to develop new software, products and applications. Computer Business Sciences (Israel) is headed by Dr. Zvi Barak, who was responsible for the development of the Talkie technology and related Talkie products and of the business control software.

      The Company spent no money on research and development in 1995 with respect to its Computer Telephony and Telecommunications division and spent approximately $332,000 and $207,000 on research and development in 1996 and 1997, respectively, with respect to such division.

Intellectual Property

      The Company has registered the name "Talkie" as a trade-mark in Canada. The Company has filed applications with the United States Patent and Trademark Office to register the names "Talkie" and "Talkie-Globe" and "BCS Software" as trademarks in the United States. As an additional method of protecting its proprietary technology, the Company requires that all of the Talkie Power Web Line Machines that it sells remain at the Company's offices in Kew Gardens, New York and that all installation, service and maintenance of the machines be performed solely by the Company. The Company also relies on trade secret protection, confidentiality agreements and other laws to protect its technology, but believes that these rights may not necessarily prevent third parties from developing or using similar or related technology to compete against the Computer Telephony and Telecommunications division's products.

Competition

      The Company knows of no person or company that offers a product that is a feature-for-feature competitor to the Talkie Power Web Line Machine. While other companies manufacture and sell traditional telephone switching equipment, such equipment is expensive to purchase and maintain as compared to the Talkie Power Web Line Machine. Moreover, the proprietary nature of the Talkie Power Web Line Machine's software program provides the Company a significant head start over a potential competitor who wishes to develop a competing product.

      Associates competes, and the Company will compete, with other providers of international telephone service. The market for international telephone service is highly competitive. In additional to the major service providers such as AT&T, MCI and Sprint, there are numerous smaller service providers as well as resellers, who do not own and operate equipment but purchase telephone time from service providers at a discount and resell that time to the public. The Company believes that a primary competitive factor in the industry is pricing. Because Associates uses the Talkie Power Web Line Machine, which is less costly to purchase and maintain than traditional switching equipment, Associates is able to offer telephone calling time at lower rates than competitors whose rate structure must account for the higher cost of such traditional switching equipment. In addition, because the Talkie Power Web Line Machine is able to process both data as well as voice, Associates is able to offer Internet access, which relatively few of its competitors offer. However, Associates and the other master agents presently face, and the Company may face, increasing competition as a result of deregulation in foreign countries, which could result in competition from other service providers with large, established customer bases and close ties to governmental authorities in their home countries and decreased prices for direct-dialed international calls. Master agents' customers may no longer be willing to use the master agents' or the Company's services, which would adversely affect the Company's ability to sell the Talkie Power Web Line Machine and/or limit the Company's gross margins on phone services sold for its own account and, thereby, reduce the Company's income.

      The Company's Talkie interactive voice response software programs compete with products sold by approximately two dozen entities in North America, including AT&T, Northern Telecom and others. However, in the more limited market for industry-specific and custom interactive voice response applications, the Company knows of only one direct competitor. The Company's Talkie-Globe system competes with telephone callback products sold by approximately 6 other entities.

      As a result of its reliance on the Company's proprietary software rather than hardware components to operate, the purchase price and maintenance costs of the Company's Talkie interactive voice response software programs and Talkie-Globe are believed to be generally lower than those of competing products. In addition, because software is easier to alter than hardware components, the Company is able to customize its products or modify its products to incorporate changing technology more quickly and at a lower cost than its competitors.

      Notwithstanding the Company's competitive advantages however, many of the producers of products competitive with the Company's, and companies wishing to enter the market in which the Company's products compete, have well established reputations, customer relationships and marketing and distribution networks. Many also have greater financial, technical, manufacturing, management and research and development resources than those of the Company, may be more successful than the Company in manufacturing and marketing their products and may be able to use their greater resources and to leverage existing relationships to obtain a competitive advantage over the Company.

Leasing Division

      In October 1996, the Company acquired all of the issued and outstanding shares of stock of Major Fleet & Leasing Corp. ("Major Fleet"). Major Fleet has historically provided lease financing solely for motor vehicles. The Company intends to expand the operations of Major Fleet to provide lease financing to purchasers of the Talkie Power Web Line Machine.

      Major Fleet typically arranges for sale or lease to its customers of new or used vehicles of all makes and models. Major Fleet will purchase the desired vehicle from an automobile dealer and either resell it to its customer for a markup over its cost, or lease the vehicle to the customer and provide the related lease financing. If a customer of Major Fleet wants to purchase or lease a new vehicle that is available from one of Major Auto's dealerships, in almost all cases, Major Fleet will acquire the vehicle from Major Auto and then resell or lease it to its customer. Major Fleet estimates that it acquires approximately 50% of the vehicles it sells and leases from Major Auto.

      In most instances, Major Fleet will broker vehicle finance contracts for, or assign its leases to, third parties instead of directly financing vehicle sales or leases. This minimizes the credit risk to which Major Auto is exposed. In these instances, Major Fleet typically receives a finance fee or commission from the third party who provides the financing. In certain instances, Major Fleet directly finances the lease of a vehicle. When Major Fleet provides lease financing, it bears the credit risk that its customers will default in the payment of the lease installments. In order to minimize its risk of loss, Major Fleet carefully evaluates the credit of its lease customers. It also requires that its lease customers have adequate collision and liability insurance on the leased vehicle and that Major Fleet be named as loss payee and additional insured on the customer's collision and liability insurance policies. Major Fleet does not finance the purchase of the vehicles, so if a customer desires purchase financing, the customer will need to obtain financing from a third party; however, as discussed above, Major Fleet will broker financing contracts.

Plastics and Utility Products Division

      The Company, through its subsidiary Premo-Plast, Inc. ("Premo-Plast"), presently the only company in its Plastics and Utility Products division, is currently conducting research and development with respect to two products lines: (i) a line of spa and bath fixtures for use in whirlpool baths, spas, tubs and swimming pools and (ii) an armored conduit system for use by utility companies.

            Spa Fixtures

      Premo-Plast has been engaged in research and development related to a line of fixtures to be placed through the walls of water containers such as spa tubs. To date, the Company has focused its research on fixtures such as the jets used to introduce water mixed with air bubbles into a whirlpool bath, spa or tub and has designed and developed prototypes of such fixtures.

      The construction of a whirlpool bath, spa or tub is typically a large thin-walled shell (most often fiberglass coated plastic), through which protrude a number of fixtures such as air and water jets. Inserting these fixtures requires two workers. First, the "inside" worker drills a pilot hole where the fixture is to be inserted. Then, the "outside" worker drills a much larger hole to clear the mounting thread on the fixture, and at the same time smooths an area on the rough outside wall of the spa around the hole in order to allow a tight seal to the washer that will surround the hole when the fixture is installed. Next, the inside worker places a sealing washer on the shaft of the fixture and inserts the shaft through the drilled hole. The outside worker places a second washer on the outside end of the fixture and applies silicone sealant (or, in some cases, applies silicone sealant without a second washer), and adds a retaining nut to secure the assembly. The inside worker must steady the fixture from the inside of the spa, while the outside worker tightens the nut from the outside. The degree of tightness is critical, as too much tightening will squeeze out the silicone sealant, and too little will result in a weak seal. Either condition will cause a leak. Once the nut is tightened, the fixture must set in place, undisturbed, for several hours to permit the silicone to harden and form a water-tight seal.

      The Company has acquired the rights to a proprietary plumbing fixture installation method and has designed and developed a line of fixtures that enable installation in a whirlpool bath, spa or tub in significantly less time than is normally required to install such fixtures. One person, working from inside the whirlpool bath, spa or tub, drills the pilot hole and final-size hole. Next, a rubber grommet is placed in the hole. A grommet resembles a small donut with flanges around the inside and outside; the flanges on the grommet are placed into contact with the drilled hole. Next, the worker presses the fixture into the grommeted hole, which can be done from either the inside or the outside of the whirlpool bath, spa or tub. The barrel of the fixture expands the sides of the grommet against the sides of the hole, sealing the hole (by contrast to the traditional fixture, the seal takes place at the sides, not the front and back, so no sealant is required). The barrel is ribbed to prevent the fixture from being pushed back inside the whirlpool bath, spa or tub. Because there are relatively few steps involved in the Company's installation method, there is less risk of error. In addition, because no silicone sealant is used, the fixture does not need to set in place, which permits immediate use and minimizes the risk of leaks.

      The Company acquired the technology for the proprietary fixture installation method through its acquisition from John Pinciaro of all of his right, title and interest therein and two United States patent applications related thereto. The Company and Mr. Pinciaro will participate jointly in exploitation of the fixture installation method. In October 1997, the Company formed a new subsidiary, whose shares are owned 80% by the Company's existing subsidiary Premo-Plast and 20% by Mr. Pinciaro.

            Status of Development of Spa Fixtures

      Since its acquisition of the technology relating to the fixture installation method, the Company has further developed that technology and has designed and produced working prototypes of the various fixtures for use in connection with such method. The Company is currently testing the prototype fixtures and installation method. In addition, the Company has finalized a limited number of components and beta testing has been completed. The Company's management expects that, given availability of the funding, the Company will begin production tooling in the second quarter of 1998 and will commence commercial sales of its spa and bath fixtures by the third quarter of 1998.

            Company's Strategy with respect to Spa and Bath Fixture Technology

      According to industry data, approximately 250,000 whirlpool baths and spas and approximately 600,000 tubs are sold annually. Management of Premo-Plast estimates that each whirlpool bath requires approximately 35-45 fixtures and that each tub requires approximately 4-6 fixtures.

      The Company's strategy with respect to the fixture technology is to establish its proprietary installation method and its fixtures as the industry standard for whirlpool baths, spas and tubs. The company has a threefold plan to implement this strategy upon its commencement of commercial production of the fixtures. First, the Company intends to expand its workforce by hiring employees, most of whom have already been identified and approached by the Company, experienced in the areas of design, production and marketing.

      Second, the Company intends initially to sell its fixtures and license the right to use its installation method to several designated regional manufacturers and producers of whirlpool baths, spas and tubs. All of these manufacturers and producers were consulted by John Pinciaro, from whom the Company acquired the rights to the proprietary fixture installation method and presently an employee of Premo-Plast, prior to and during the period of development of such method. All of these manufacturers and producers expressed in writing their interest in the installation method and a desire to utilize that method and the Company's fixtures once commercially available, although none are required to do so. Among these producers is ThermoSpas, Inc., a company wholly-owned and operated by Mr. Pinciaro.

      Third, the Company intends to publicize its installation method and fixtures generally to the whirlpool bath, spa and tub industry and to attend major trade shows.

            Armored Conduit

      In November 1995, shortly after its formation, the Company acquired from Progressive Polymerics, Inc. two United States patents and a Canadian patent application covering an armored conduit product. The Company is presently involved in litigation relating to the purchase price for such patents and patent application. See "Legal Proceedings." The primary application for the armored conduit is protection for underground electrical distribution lines. In many major cities electric utility companies deliver service via lines that are run through underground conduits. The underground conduit method of distribution is becoming increasingly common in other cities as the preferred method for delivering electric service to newly constructed subdivisions, replacing above-ground lines mounted on wood or metal poles.

      Originally, underground conduit was made from hollow creosoted wood or transite pipe made from a mixture of asbestos and concrete. Currently, conduit is typically made from either (i) PVC duct encased in concrete, (ii) cement or concrete tubing or (iii) fiberglass tubing. Each of these types of conduit has distinct disadvantages. PVC duct becomes brittle and inflexible in cold weather, and melts and bonds to the electric wire if there is excess heat from an overload condition. Cement or concrete cracks easily during transportation and installation as a result of above-ground vibrations and stresses, and, unless installed at the proper depth, if there is a problem with a portion of a conduit system (whether PVC duct, cement, concrete or fiberglass) once installed, the entire system must be removed and replaced.

      The product covered by the Company's armored conduit patents is assembled underground from prefabricated pieces that are typically two to four feet in length. Each piece consists of a pre-formed plastic shell that is filled with pourable cement, Each pre-formed shell has a rectangular cross-section, with a linear ribbed exterior and tubular interior. Each end of the pre-formed shell has an extension that can be coupled to the next section in end-to-end fashion.

      Potentially, the design of the armored conduit offers several advantages over other types of conduit. First, because the armored conduit system is assembled from pre-fabricated pieces, if there is a problem with a single piece, only that piece, rather than the entire conduit system, needs to be replaced. The problem piece will be replaced with a replacement piece that has a top and bottom half. The bottom half of the replacement piece will first be put in place and coupled to the pieces on either side. The wires will then be placed in the bottom half of the interior tube. The top half of the replacement piece will then cover the wires and be coupled to the pieces on either side. Second, the linear ribs on the exterior of the pre-formed shells increase the structural strength of the shells and permit them to be interlocked when stacked for storage or shipment, thereby reducing the risk of damage. Third, the outer plastic shell of the armored conduit system protects it from water, chemicals and other elements to which underground conduit systems are exposed. As a result of all of these advantages, the armored conduit system can be expected to be more durable than existing types of conduit.

      The Company has been engaged in limited research and development activities relating to the armored conduit, and expects, given the availability of funding, to pursue further research and development.

            Research and Development

      Research and development with respect to the armored conduit technology and the spa and bath fixture technology is conducted by the Company through its wholly-owned subsidiary Premo-Plast.

      The Company spent no money on research and development in 1995 with respect to its Plastics and Utility Products division and estimates that it spent approximately $3,650 and $33,750, respectively, in 1996 and 1997 on research and development with respect to such division. Such division currently has no customers.

            Intellectual Property

      The Company owns two United States patents, issued in June 1993 and May 1994, respectively, relating to the armored conduit technology and also owns a Canadian patent application relating to such technology. In addition, the Company has filed two applications for a United States patent relating to the spa and bath fixtures and related installation method. The Company is presently pursuing such applications with the United States Patent and Trademark Office. The Company has also filed two applications relating to the spa and bath fixtures and related installation method under the Patent Cooperation Treaty designating Australia, Canada, China, Japan and the European Patent Office (up to 18 countries) as recipient countries. Under such treaty, the Company will have the option to individually file separate applications in the designated countries at an appropriate future date. In addition, the Company relies on confidentiality agreements and other laws to protect its technology. The Company believes that it may be possible for third parties to develop technology that provides the same features as the Company's plastic products without infringing the Company's rights or making use of its proprietary technology.

            Competition

      If the Company's armored conduit is developed into a commercially viable product, it will compete with PVC duct encased in concrete, cement or concrete tubing and metal tubing, all of which are established methods. The Company's spa and bath fixtures will compete with existing types of such fixture. Because the Company's fixtures and installation method permit single-person assembly rather than the two-person assembly required by existing products and installation methods, the Company believes that use of its fixtures will result in significantly reduced assembly time and costs.

      Many of the producers and distributors of products competitive with the Company's spa and bath fixtures and armored conduit may have well established reputations, customer relationships and marketing and distribution networks. They may also have greater financial, technical, manufacturing, management and research and development resources than those of the Company. While the Company believes that its spa and bath fixtures and installation method and its armored conduit will have significant advantages over existing products, the Company's competitors may be more successful than the Company in manufacturing and marketing their products and may be able to leverage existing relationships to obtain a competitive advantage over the Company.

Item 2. Description of Property.

      Neither the Company nor any of its subsidiaries owns any real estate or plants. All of the operations of the Company and its subsidiaries are conducted from locations leased from unaffiliated third parties. Following the Major Auto Acquisition, the Company will own the Major Real Estate.

      The Company leases approximately 6,800 square feet on two floors in Kew Gardens, New York. The lease for the floor that the Company currently uses for executive offices and to house the Talkie Power Web Line Machines consists of approximately 2,800 square feet and expires on March 31, 2001, but the Company has the option to extend the lease for one additional five-year term. The current annual rent under such lease is $69,448.50, but will be increased by 3.5% on a compounded and cumulative basis each lease year. If the Company elects to extend such lease, the base rent for the extension period will be the greater of the base rent on March 31, 2001 at the termination of the original lease period or the then fair market rental of the premises.

      The lease for the other floor in Kew Gardens, New York consists of approximately 4,000 square feet and is occupied pursuant to the terms of a sublease between Major Fleet, as lessee, and an unrelated third party, as lessor. The lease expires on January 14, 2000 and contains no renewal provisions. The current annual rent under such lease is $73,992. Pursuant to an informal arrangement, (i) Computer Business Sciences pays such rent on behalf of Major Fleet, (ii) a portion of the leased space is used by Computer Business Sciences for additional office space and (iii) a portion of the leased space is used by Associates to operate the customer service division of its reselling operations.

      The Company believes that its current facilities are suitable and adequate for its current needs, but expects to require additional facilities to accommodate its anticipated expansion.

      Computer Business Sciences (Israel) leases from an unrelated third party approximately 1,517 square feet of office space in Raanana, Israel. The lease expires on September 1, 1999, but Computer Business Sciences (Israel) has an option to renew the lease for an additional two-year period. The current annual rent under such lease is $22,620 and will increase by 6% on July 1, 1999.

      Info Systems leases from an unrelated third party approximately 1,415 square feet of office space in Downsview, North York, Canada. The lease expires on October 31, 1998, but Info Systems has an option to renew the lease for an additional two-year period. The current annual rent under such lease is $19,810 and is not subject to escalation.

      Major Subaru subleases from an unrelated third party approximately 2,500 square feet of office and automobile showroom space in Woodside, New York. This lease expires on January 31, 1999 and contains no renewal provisions. The current annual rent under such lease is $69,457.56. Pursuant to an informal arrangement between Major Subaru and Major Fleet, Major Fleet occupies the space and pays the rental payments.

      In addition, upon the consummation of the Major Auto Acquisition, the Company will have an interest in the following leases, under which Major Auto presently pays aggregate annual rental payments of $638,000:

      Major Chrysler, Plymouth, Jeep Eagle leases from an unrelated third party approximately 17,400 square feet of office and automobile showroom and storage space in Long Island City, New York. This lease expires on October 31, 2001, but Major Chrysler, Plymouth, Jeep Eagle has the option to extend the lease for one additional ten-year term.

      Major Dodge leases from Bruce Bendell and Harold Bendell approximately 12,000 square feet of office and automobile showroom space in Long Island City, New York. The lease expires on December 31, 1998 and contains no renewal provisions.

      Major Chrysler, Plymouth, Jeep Eagle, Major Dodge and Major Subaru lease from Bendell Realty L.L.C., a company wholly owned by Bruce Bendell and Harold Bendell, approximately 40,000 square feet in Long Island City, New York which is used as a service facility. The lease expires on December 31, 1998 and contains no renewal provisions.

      The above properties that are leased from the Bendells will be acquired by Major Acquisition Corp. in connection with the Major Auto Acquisition; see "Planned Acquisition" above.

      Major Auto leases from an unrelated third party approximately 2,000 square feet of lot space in Astoria, New York adjacent to the main Major Dodge showroom. This lease expired on June 30, 1997 at which time the annual rent was $30,300. Major Auto is currently renegotiating such lease and remains in possession of the premises under an oral month-to-month lease. Major Auto does not believe that this property is material to the operation of Major Auto.

      Major Chevrolet leases from an unrelated third party two adjacent automobile dealership facilities in Long Island City, New York, comprising approximately 250,000 square feet. This lease expires on February 1, 2004, but Major Chevrolet has the option to extend the lease for up to three additional five-year terms.

Item 3. Legal Proceedings.

            On November 22, 1996, the Company and its wholly-owned subsidiaries Computer Business Sciences and Info Systems filed an action in the New York Supreme Court, Queens County against Michael Marom ("Marom") and M.M. Telecom, Corp. ("MMT"). The Company and its subsidiaries are seeking damages of $5,000,000 for breach of contract, libel, slander, disparagement, violation of copyright laws, fraud and misrepresentation. The Company and its subsidiaries allege in their complaint that Marom and MMT have violated the terms of a License and Exclusivity Agreement pursuant to which MMT guaranteed the purchase of a certain amount of Talkie-Globe Software products and was granted an exclusive license to advertise the Talkie-Globe product, to train customers and to provide technical support. On February 4, 1997, the defendants filed a counterclaim against the Company and its subsidiaries seeking damages of $50,000,000 for breach of contract and violation of the Lanham Act. The defendants allege in their counterclaim that Computer Business Sciences misappropriated and altered software developed by Marom in order to prevent competition with the Company's Talkie-Globe. Both parties to the litigation have filed responses to the counterclaims. The litigation is proceeding and the parties are currently in the process of discovery.

      On May 7, 1997, the Company and its wholly-owned subsidiary Computer Business Sciences filed an action in the New York Supreme Court, New York County, against Network America, Inc. ("Network"). The Company and its subsidiary are seeking damages of $1,000,000 for breach of contract, misrepresentation, fraud and tortious interference with the Company's business and operations. The Company and its subsidiary allege in their complaint that the information and representations provided to the Company by Network, on the basis of which the Company entered into a Letter of Intent to acquire Network, were intentionally fraudulent and misleading. On August 18, 1997, Network filed an answer which denied the allegations and a counterclaim seeking damages of $2,000,000 for the Company's alleged misappropriation of proprietary information and violation of a NonCompetition Agreement entered into by the parties to the litigation. The litigation is proceeding and the parties are currently in the process of discovery.

      The Company believes that its asserted claims have merit and that there is no basis to the asserted counterclaims, and that a judgment against the Company and its subsidiaries with respect to either action would not have a material adverse effect on the Company's financial condition.

      The Company has received notice of a claim by Mr. Daniel Tepper, of Los Angeles, California. Mr. Tepper had contacted the Company claiming to have acquired, through foreclosure of a security interest, 12,000 shares of its Common Stock originally issued to Progressive Polymerics International, Inc. ("PPYM") in a private placement. He requested that the Company issue certificates representing the shares in question that did not bear a legend restricting their transfer, on the basis that the shares had been held by his predecessor in interest for a length of time sufficient to allow their unrestricted resale in accordance with Rule 144 promulgated under the Securities Act. The Company was advised by counsel that it should not issue the unlegended share certificates requested by Mr. Tepper unless he showed that he acquired the relevant shares in a transaction allowing him to take advantage of his predecessor's holding period for the shares in question.

      The Company's legal counsel contacted Mr. Tepper in November 1997, seeking to verify details of the claimed foreclosure in order to verify Mr. Tepper's eligibility to take advantage of his predecessor's holding period for the shares in question. Mr. Tepper never responded to that inquiry. Instead, on December 23, 1997, Mr. Tepper, acting through counsel, asserted a number of claims against the Company, including claims arising out of transactions dating back to the 1995 acquisition by the Company of the armored conduit patents. See "Description of Business-Plastics and Utility Products Division-Armored Conduit."

      The Company has been advised by counsel that Mr. Tepper's claims are without merit. However, one of the allegations made by Mr. Tepper prompted an inquiry by the Company into one of the circumstances of that transaction.

      On October 15, 1996 the Company, Progressive Polymerics, Inc. ("Progressive") and PPYM signed a First Amendment to the Patent Sale and Purchase Agreement (the "First Amendment") between them dated November 14, 1995. The First Amendment, which was dated September 30, 1996, settled a claim by the Company against Progressive and PPYM related to undisclosed additional development costs related to the armored conduit patents. The Company commenced litigation against Progressive and PPYM in which it sought a reduction in the purchase price for the armored conduit patents. The First Amendment changed the purchase price from $500,000 in cash to the sum of (i) $100,000 in cash, (ii) 160,000 shares of the Company's Common Stock and (iii) warrants to purchase a further 160,000 shares of the Company's Common Stock.

      The Company was advised by the President of PPYM, Terrence Davis, prior to signing the First Amendment, that the First Amendment had been approved by a majority of the shareholders of PPYM. However, Mr. Tepper's claim included an assertion that the version of the First Amendment that PPYM's shareholders approved failed to include a provision, added just prior to signing, giving the Company the right to repurchase 80,000 of the 160,000 shares issued to PPYM.

      Upon receipt of Mr. Tepper's claim, the Company contacted Mr. Davis, who confirmed on January 5, 1998 that the version of the First Amendment approved by PPYM's shareholders did not include the repurchase provision. The reason given by Mr. Davis was that, as President of PPYM, he believed he had the authority to agree to the repurchase provision on PPYM's behalf without shareholder approval.

      The Company has accordingly revived its legal action that was pending against PPYM and Progressive at the time of the First Amendment, in which it sought modification of the purchase price due pursuant to the Patent Sale and Purchase Agreement with PPYM. The Company has obtained an order to show cause seeking return of the $100,000 paid at the time the First Amendment was signed and return of the 160,000 shares, which will effectively terminate the First Amendment.

      The Company, assuming it is successful in the prosecution of the litigation as just described, will then seek to recover damages from and Progressive related to the misrepresentations concerning additional development expenditures required in connection with the patents covered by the Patent Sale and Purchase Agreement. These misrepresentations were the subject of the legal action referred to in the preceding paragraph.

Item 4. Submission of Matters to a Vote of Security-Holders.

None.

                                     PART II

Item 5. Market For Common Equity and Related Stockholder Matters.

Market Information

      On April 2, 1996, the Company's Common Stock was approved for trading on the NASDAQ OTC Bulletin Board. From the time of the listing through March 31, 1998, the high bid price was $6.375 and the low bid price was $3.50; quarter-end high and low bids were (as reported by Nasdaq Trading & Market Services) which quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions:

                  Quarter Ended             High Bid          Low Bid
                  -------------             --------          -------
                  March 31, 1998            $4.625            $4.00

                  December 31, 1997         $5.375            $4.00
                  September 30, 1997        $4.375            $3.50
                  June 30, 1997             $5.50             $4.00
                  March 31, 1997            $6.375            $3.625

                  December 31, 1996         $4.875            $3.75
                  September 30, 1996        $4.75             $3.50
                  June 30, 1996             $5.00             $4.00

Shareholders

      As of April 7, 1998 there were 261 holders of record of the Company's Common Stock.

Dividends

      The Company has never declared dividends on any class of `its securities and has no present intention to declare any dividends on any class of its securities in the future.

Recent Sales of Unregistered Securities

      The securities described below of the Company were sold by the Company during 1997 without being registered under the Securities Act. All such sales made in reliance on Section 4(2) of the Securities Act were, to the best of the Company's knowledge, made to investors that, either alone or together with a representative that assisted such investor in connection with the applicable investment, had such sufficient knowledge and experience in financial and business matters to be capable of evaluating the merits and risks connected with the applicable investment.

      1. In January 1997, in connection with an informal consulting agreement between the Company and Ronald Premo, the Company issued to Mr. Premo 7,500 shares of Common Stock. The consulting services included analyzing the Company armored conduit plastics products, identifying business opportunities for the Company's Plastics and Utilities Products division and introducing the Company to manufacturers, distributors and others in the plastics industry. Such Common Stock was issued in reliance upon the exemption from registration contained in
Section 4(2) of the Securities Act. In March 1997, in connection with an Employment Agreement between the Company and Ronald Premo, the Company issued to Mr. Premo, 30,000 shares of Common Stock, 10,000 of which shares will vest upon the completion of each of his first three years of employment with the Company. Such Common Stock was issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act.

      2. In February 1997, in connection with the agreement of Ronald Shapss to perform certain consulting services for the Company, the Company issued to Mr. Shapss 50,000 shares of Common Stock for an aggregate purchase price of $500. Such services included assisting the Company in obtaining financing and in identifying and consummating potential acquisitions. Such Common Stock was issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act.

      Effective May 1997, pursuant to such agreement, the Company granted to Mr. Shapss, at no cost, options to acquire up to 50,000 shares of Common Stock at an exercise price of $4.50 per share, the fair market value of the Common Stock on February 18, 1997, the date of such agreement. Such options are exercisable for five years from the date of grant. Such options were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act.

      3. In July 1997, the Company issued to Lewis Glogower, as part of the termination of Mr. Glogower's employment with the Company, 3,000 shares of Common Stock. Such Common Stock was issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act.

      4. In September 1997, in connection with the execution of the MOU relating to Computer Business Sciences' acquisition of the Agent and an aggregate $653,750 deposit that the Nissko Principals and Robert L. Rimberg had previously paid towards the full exercise price of the Class A Warrants was converted to a partial exercise of the Class A Warrants. Upon such conversion, the Company issued an aggregate of 523,000 shares of its Common Stock to the Nissko Principals and Mr. Rimberg. All of such Common Stock was issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act.

      5. In November 1997, in connection a Consulting Agreement between Computer Business Sciences and Bruce A. Hall, the Company issued to Mr. Hall 10,000 shares of Common Stock, 3,334 of which shares will vest after the completion of Mr. Hall's first year of consulting and 3,333 of which shares will vest after completion of each of Mr. Hall's second and third years of consulting. Such Common Stock was issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Regulation S under the Securities Act.

      6. In April 1998, the Company issued $600,000 principal amount of its 10% Convertible Subordinated Debentures due 1999 (the "Debentures") to one institutional investor and two accredited investors, for aggregate proceeds to the Company of $600,000. Such Debentures were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act.

Item 6. Management's Discussion and Analysis of Financial Condition.

      The following discussion of the operations, financial condition, liquidity and capital resources of the Company and its subsidiaries should be read in conjunction with the Company's audited Consolidated Financial Statements and related notes thereto included elsewhere herein. The discussion of the operations, financial condition, liquidity and capital resources of Major Auto as well as audited Combined Financial Statements and related notes thereto for Major Auto and pro forma combining financial statements for Major Auto and the Company will be filed by amendment to this Annual Report, as soon as practicable after they become available to the Company.

      This Annual Report also contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements.

Results of Operations - Year Ended December 31, 1997 and
   Year Ended December 31, 1996

            Revenues. Revenue for the year 1997 resulted in a net increase of $427,809 or 12.5% to $3,862,284. Revenue for the year 1996 was $3,434,475.
      The sources for such increase (decrease) were:

            Computer Telephony and Telecommunications .............  $(266,277)
            Leasing ...............................................  $ 694,086

      The 1997 amounts reflect a full year of operations for both divisions, whereas in 1996 the Computer Telephony and Telecommunications division only began operations during the second quarter and the Leasing division was not acquired until the beginning of the fourth quarter. Also, it should be noted that, during the third quarter, as a result of a decision to operate Talkie Power Web Line machines for itself, the Company stopped the sale of such machines to master agents.

            Cost of sales. Cost of sales for 1997, all of which relates to the Computer Telephony and Telecommunications division, was $823,397 compared with $965,792 in the 1996 period. This is a decrease of $(142,395) or 14.7% and is consistent with the change in operational direction of this division.

            Gross profit. Gross profit for the Computer Telephony and Telecommunications division in 1997 was $2,085,854 which represented a decrease of $123,882, or 6% from the prior year's gross profit of $2,209,736. Additionally, gross profit as a percentage of the related revenue increased to 71.7% in 1997 over the 69.6% gross profit percentage in 1996. Both the dollar decrease and the gross profit percentage of revenues increases are consistent with the decreased sales and increased operating efficiencies.

            Selling, general and administrative expense. Selling, general and administrative expenses ("SG&A") increased a total of $790,023 to $1,916,924 in 1997 from $1,126,901 in 1996. Of this increase $165,035 relates to the Computer Telephony and Telecommunications division and $624,988 is from the Leasing division. SG&A for the Computer Telephony and Telecommunications division increased from $935,529 for 1996 (this division commenced operations in the second quarter of 1996) to $1,100,564 for 1997, a 17.6% increase. This increase is reflective of an almost full level of normal activity in 1997 compared with the start-up activities in 1996. The increase in selling, general and administrative expense for the Leasing division in 1997 is the result of a full year of activity in this division which was not acquired until the fourth quarter of 1996.

            Interest expense. Interest expense was $121,092 for the year ended December 31, 1997 compared with $24,132 for 1996. The increase of $96,960 relates primarily to the debt incurred to finance the vehicles and equipment leased by the Company's Leasing division during the current year. There was no comparable amount in the prior year.

            Loss from joint venture. The loss from the Nissko Joint Venture was $137,475 in 1997. In the comparable prior period, operations of this joint venture had just commenced and resulted in a loss of $32,410.

Results of Operations - Fiscal Year Ended December 31, 1996 and
   Fiscal Year Ended December 31, 1995

            Revenues. Inasmuch as 1996 was the first full year of operations for the Company, all revenue increases resulted from the commencement of previously planned activities and from companies acquired during that year. Revenues from operating divisions were as follows:

            Computer Telephony and Telecommunications ..............  $3,175,528
            Leasing ................................................  $  258,947

      Included in the Computer Telephony and Telecommunications division's sales were $2,637,873 from the sale of hardware and $537,635 from the sale of software.

            Cost of sales. Cost of sales, aggregating $965,792 for the year ended December 31, 1996 includes the direct costs of materials, labor and overhead included in the Company's products sold through its Computer Telephony and Telecommunications division.

            Gross profit. The year 1996 was the first full year of operations for the Company's Computer Telephony and Telecommunications division. Gross profit for that division for the year ended December 31, 1996 aggregated $2,209,736 or 70.0% of sales. The Company anticipates that, over time, annual sales will increase and greater operating efficiencies will be achieved through experience, training and economies of scale. Management believes that as a result, gross profit for the Company's Computer Telephone and Telecommunications division will increase in terms of both dollars and percentage of sales.

            Selling, general and administrative expense. Selling, general and administrative expenses, which amounted to $1,126,901 in 1996 ($2,042 in 1995), include payroll and related expense attributable to senior management (although Mr. Bendell, Chairman, and Mr. Cohen, Chief Executive Officer, President and Treasurer of Company waived compensation from the Company in 1996), finance, systems, sales, marketing and office administration, personnel, facilities costs and general office expenses pertaining to these functions, as well as outside professional fees. The increase in such expenses between 1996 and 1995, which were $933,487 for the Computer Telephony and Telecommunications division and $191,372 for the Leasing division are attributable to the commencement of planned activities for the former and the acquisition in October 1996 of the latter.

            Interest expense. The increase in interest expense of $19,757 to $24,132 in 1996 from $4,375 in 1995 relates primarily to the debt used to finance the vehicles and equipment leased by the Company's Leasing division which was acquired in October 1996 and, to a lesser extent, to interest on debt due from the acquisition of the Company's Computer Telephony and Telecommunications division in April 1996.

            Loss on joint venture. In March 1996, the Company's Computer Telephony and Telecommunications division formed a joint venture (the "Nissko Joint Venture") named Nissko Telecom, L.P., a limited partnership. The general partner of Nissko Telecom, L.P. is one of the Company's master agents. The Company has a 45% interest in the Nissko Joint Venture, whose purpose is to market and sell the available telephone time generated by the Company's Talkie Power Web Line Machines purchased by this master agent. Because 1996 was the start-up year, the Nissko Joint Venture incurred expenses disproportionate to its revenue generation and suffered from start-up inefficiencies. This resulted in a loss to the Company of $32,410.

Liquidity and Capital Resources - December 31, 1997

      The Company's primary source of liquidity for the year ended December 31, 1997 was $1,624,601 from its net income of $369,139, as adjusted by net non-cash charges, which aggregated $1,255,462. This net increase in cash was more than offset by (a) the net increase in assets of $1,730,584 (resulting primarily from an increase in accounts receivable of $1,471,082, primarily attributable to the Computer Telephony and Telecommunications division as a result of the strategic decision to acquire the master agents' territories and equipment. The receivables are expected to be collected as part of the acquisition.) and (b) a net decrease in liabilities amounting to $189,974 (primarily attributable to decreases in due to affiliates of $102,097 and accrued expenses of $121,349, partially offset by an increase in accounts payable of $32,689). The net result was a use of cash in operating activities of $295,957

      The Company's investing activities, i.e., additions to property and equipment, primarily cars and trucks purchased for the Leasing division, used cash of $708,108 which was significantly offset by $646,737 provided by the Company's financing activities, of which $653,750 resulted from the proceeds from the exercise of warrants to purchase common stock. Cash from lines of credit and long-term debt were substantially offset by payments of long-term debt.

      The foregoing activities, i.e., operating, investing and financing, resulted in a net cash decrease of $357,295 for the year ended December 31, 1997.

      The Company believes that the funds generated through existing and planned operations, together with existing cash, available credit from banks and other lenders, future equity offerings and the consummation of the Major Auto Acquisition will be sufficient to finance its current operations, planned expansion and internal growth for at least the next 24 months.

Liquidity and Capital Resources - December 31, 1996

      After its initial investor financing during the first quarter of 1996, the Company's primary source of liquidity was its cash flow from operations. Net cash provided by operating activities in 1996 was $147,942 on net income of $675,966 (net of non-cash charges of $735,934), offset by changes in working capital of $1,263,958. Such changes in working capital are principally attributable to (i) increases, by the Leasing division, in net financing leases of $1,612,675 and (ii) increases, by the Computer Telephony and Telecommunications division, in inventories, amounting to $15,026. These increases were offset, in part, by the increase in amounts due to affiliates of $26,121.

      Net cash used in investing activities in 1996 was $815,962 and related, primarily, to the acquisition of the Company's computer Telephony and Telecommunications division.

      Cash flow generated from financing activities in 1996 aggregated $1,203,179. The net proceeds from the issuance of common stock and the exercise of warrants accounted for $973,500 of this amount.

      The Company, through its Leasing division, has arrangements with various banks and automotive lenders to finance leased vehicles and equipment.

Item 7. Financial Statements

      The Financial Statements are filed as a part of this Annual Report as pages F-1 through F-17 following Part IV.

      The Combined Financial Statements and related notes thereto for Major Auto and pro forma combining financial statements for Major Auto and the Company will be filed by amendment to this Annual Report, as soon as practicable after they become available to the Company.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

            The names, ages and principal occupations of the Directors and Executive Officers of the Company are as follows:


Name                   Age            Position, Term In Office
----                   ---            ------------------------
Bruce Bendell          43             Chairman of the Board
                                      President, Chief Executive Officer,
Doron Cohen            41             Treasurer and a Director
Richard L. Feinstein   54             Chief Financial Officer
Glenn H. Bank          46             Secretary
Yossi Koren            48             Director

      The following is a brief description of the professional experience and background of the directors and executive officers of the Company:

      Bruce Bendell. Mr. Bendell has served as the Company's Chairman of the Board since its incorporation in November 1995. Mr. Bendell has served as the President and a director of Major Chevrolet and its affiliates since December 1985.

      Doron Cohen. Mr. Cohen has served as the President, Chief Executive Officer, Treasurer and a director of the Company since its incorporation in November 1995. From 1991 to 1995, Mr. Cohen served as President and Chief Executive Officer of Holtman Enterprises, a construction and interior design company.

      Richard L. Feinstein. Mr. Feinstein has served as the Company's Chief Financial Officer since December 1997. From 1994 to December 1997, Mr. Feinstein maintained his own financial and management consulting practice. From 1989 to 1994, Mr. Feinstein served as Managing Director and Chief Financial Officer of Employee Benefit Services, Inc. From 1978 to 1989, Mr. Feinstein was a partner in KPMG Peat Marwick and a predecessor firm.

      Glenn H. Bank. Mr. Bank has served as the Secretary of the Company since June 1997. Mr. Bank has been a practicing attorney since 1979. Mr. Bank is a sole practitioner with an office in New York City.

      Yossi Koren. Mr. Koren has served as a director of the Company since April 1996. Mr. Koren founded Nissko Jewelry Trading, Inc., a jewelry manufacturer based in New York City, in 1983 and has served as its Chief Executive Officer since that time.

      The following persons, although not executive officers of the Company, are regarded by management as key personnel:

      Zvi Barak. Mr. Barak, age 45, has served as the Director of Research and Development of the Company's Computer Telephony and Telecommunications division since April, 1996. From 1992 to August 1996, Mr. Barak served as President of Info Systems.

      Moise Benedid. Mr. Benedid, age 48, has served as the President of the Company's Canadian subsidiary Info Systems since August 1996. From November 1994 through July 1996, Mr. Benedid served as Vice President in charge of marketing and technical support for TelePower International, Inc., where he was responsible for the sale in Canada of franchises based on the "Talkie" technology. From December 1992 to November 1994, Mr. Benedid served as President of Powerpoint Microsystems, Inc., and from August 1989 to December 1992, he served as President of Computer Junction, a Toronto-based computer retail store.

      Bruce Hall. Mr. Hall, age 52, has served as Vice President of Operations of the Company since March 1998. From November 1997 to March 1998, Mr. Hall was a consultant to the Company. For the thirty years prior to that time, he was with Bell Atlantic (NYNEX), most recently as their Director of Operations for the Borough of Queens, New York.

      Michael S. Lukin. Mr. Lukin, age 50, has served as the President of the Company's subsidiary Computer Business Sciences (Israel) since October 1996. From January 1996 to October 1996, Mr. Lukin served as a securities broker for Weiner, Abrahms, and from 1990 to January 1996 he served as a securities broker for Kern Suslow Securities.

      John Pinciaro. Mr. Pinciaro, age 48, serves as Vice-President of the Company's subsidiary Premo-Plast since January 1, 1997 and will serve as the President of the subsidiary of the Company formed in October 1997 to exploit the Company's spa fixture technology. Mr. Pinciaro has served as the Chief Executive Officer of ThermoSpas, Inc., a manufacturer and distributor of spas, since it inception in 1983.

      Ronald K. Premo. Mr. Premo, age 59, has served as the President of the Company's subsidiary Premo-Plast since January 1997. In 1993, Mr. Premo founded and has since operated R.K. Premo & Associates, a manufacturer's representative agency for the plastics industry. From 1987 to 1993, Mr. Premo was a Manufacturer's Representative for R.W. Mitscher, Inc.

      Paul Vesel. Mr. Vesel, age 38, has served as the Executive Vice President for Sales & Marketing of the Company's subsidiary Computer Business Sciences since November 1996. From May 1995 to November 1996, Mr. Vesel was employed by MTC Netsource, a telecommunications company, where he was responsible for product development and from 1993 to 1995, he served as Director of European Sales and Marketing for ATC Distributing. From November 1989 to 1993, Mr. Vesel was a Managing Partner of Focus International, an international trade and marketing consulting company.

      The term of office of each person elected as a Director will continue until the Company's next Annual Meeting of Shareholders or until his successor has been elected.

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

      Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during Fiscal 1997, its officers, directors, and greater than ten-percent beneficial owners have not complied with all applicable Section 16(a) filing requirements. The process of bringing such persons in compliance with all applicable Section 16(a) filing requirements is currently being undertaken.

Item 10.  Executive Compensation.

Summary Compensation Table

      The following table sets forth information for each of the Company's fiscal years ended December 31, 1997 and 1996 concerning compensation of (i) all individuals serving as the Company's Chief Executive Officer during the fiscal year ended December 31, 1997 and (ii) each other executive officer of the Company whose total annual salary and bonus equaled or exceeded $100,000 in the fiscal year ended December 31, 1997:

                                                                      Annual Compensation
                                                                      -------------------
                                                                                                       All
                                                                                   Other              Other
       Name and Principal Position             Year       Salary($)   Bonus($)   ($)Annual        Compensation($)
Doron Cohen                                    1997       206,500(l)     0             0                    0
     President, Chief Executive Officer and    1996       200,000        0             0                    0
     Treasurer (since November 7, 1995)
Bruce Bendell                                  1997       178,080(2)     0             0                    0
     Chairman (since November 7, 1995)         1996       158,640(2)     0             0              162,500(3)
Zvi Barak                                      1997       150,000        0        23,000(4)                 0
     Director of Research and Development      1996       105,000        0        23,000(4)                 0
     (Since April 18, 1996)

(1) Mr. Cohen waived his salary from the Company for the years ended December 31, 1997 and 1996. This salary will not accrue. Mr. Cohen was paid a salary in 1997 and 1996 of $56,500 and $50,000, respectively, from Computer Business Sciences.

(2) Mr. Bendell waived his consultant's fee from the Company for the years ended December 31, 1997 and 1996. This fee will not accrue. Mr. Bendell received $28,080 and $8,640 as management fees from Major Fleet for management services performed in 1997 and during the fourth quarter of 1996, respectively.

(3) Represents warrants to acquire 50,000 shares of Common Stock issued to Mr. Bendell on October 2, 1996 as a signing bonus under a management agreement with the Company to manage the operations of Major Fleet. These warrants are valued based upon the difference between the exercise price of $1.25 per share and the closing bid price on the OTC Bulletin Board of $4.50 per share on the date of issuance.

(4) Includes $5,000 for life and disability insurance premiums and $18,000 annual automobile allowance.

Option Grants Table

No individual grants of stock options were made during the fiscal year ended December 31, 1997 to any of the executive officers of the Company named in the Summary Compensation Table.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

No stock options were exercised during the fiscal year ended December 31, 1997 by any of the executive officers named in the Summary Compensation Table. The value of unexercised options held by any such persons as of December 31, 1997 was as follows for Bruce Bendell (the only such option holder):

     Total number of shares underlying unexercised options             50,000
     Exercisable options                                               50,000
     Unexercisable options                                                -0-
     Value of in-the-money options                                   $162,500(1)

----------
(1) Represents warrants to acquire 50,000 shares of Common Stock issued to Mr. Bendell on October 2, 1996 as a signing bonus under a management agreement with the Company to manage the operations of Major Fleet.

Compensation of Directors

      Directors of the Company are not compensated for their services. The Company reimburses directors for their expenses of attending meetings of the Board of Directors.

      As of November 7, 1995, the Company's date of incorporation, the Company entered into a Consulting Agreement with Bruce Bendell, its Chairman, pursuant to which he serves as a business, management and financial consultant to the Company for a period ending on December 31, 1998, subject to successive one-year extensions at the option of the Company. Mr. Bendell receives an annual consulting fee as determined by the Company's Board of Directors from time to time, but not less than $150,000. The consulting fee is subject to a yearly cost-of-living adjustment and may also be retroactively increased based upon the Company's profits per outstanding share of Common Stock for the applicable year. The available percentage increase in consulting fee as a result of profits ranges from 5% for break-even results to 150% for earnings per share exceeding $1.00 per share. Mr. Bendell is also entitled to a bonus in such amounts and at such times as determined by the Company's Board of Directors. In addition, the agreement provides that Mr. Bendell is entitled to various fringe benefits and is entitled to participate in any incentive, stock option, deferred compensation or pension plans established by the Company's Board of Directors. Mr. Bendell has agreed not to disclose confidential information relating to the Company and has agreed not to compete with, or solicit employees or customers of, the Company during specified periods following the breach or termination of his agreement to serve as a consultant to the Company.

Employment Contracts and Termination of Employment, and Change in Control Arrangements

      Doron Cohen. As of November 7, 1995, the Company's date of incorporation, the Company entered into an Employment Agreement with Doron Cohen, pursuant to which he serves as the Company's President, Chief Executive Officer and Treasurer for a period ending on December 31, 1998, subject to successive one-year extensions at the option of the Company. Mr. Cohen receives an annual base salary as determined by the Company's Board of Directors from time to time, but not less than $150,000. The annual salary is subject to a yearly cost-of-living adjustment and may also be retroactively increased based upon the Company's profits per outstanding share of Common Stock for the applicable year. The available percentage increase in salary as a result of profits ranges from 5% for break-even results to 150% for earnings per share in excess of $1.00 per share. Mr. Cohen is also entitled to a bonus in such amounts and at such times as determined by the Company's Board of Directors. In addition, the agreement provides that Mr. Cohen is entitled to various fringe benefits under the agreement and is entitled to participate in any incentive, stock option, deferred compensation or pension plans established by the Company's Board of Directors. Mr. Cohen has agreed not to disclose confidential information relating to the Company and has agreed not to compete with, or solicit employees or customers of, the Company during specified periods following discontinuance of his employment for any reason other than a termination for cause.

      Zvi Barak. As of April 18, 1996, the Company entered into an Employment Agreement with Zvi Barak, pursuant to which he serves as the Company's Director of Research & Development for a period ending on April 30, 2001, subject to a one-year extension at the option of the Company. Mr. Barak receives an annual base salary as determined by the Company's Board of Directors from time to time, but not less than $150,000. The annual salary is subject to a yearly cost-of-living adjustment and may also be retroactively increased based upon the Company's profits per outstanding share of Common Stock for the applicable year. The available percentage increase in salary as a result of profits ranges from 5% for break-even results to 150% for earnings per share in excess of $1.00 per share. Mr. Barak is also entitled to a bonus in such amounts and at such times as determined by the Company's Board of Directors and to an annual royalty incentive in an amount equal to 2% of gross revenues received from sales of new products developed under his direction. In addition, the agreement provides that Mr. Barak is entitled to various fringe benefits under the agreement, including an annual allowance of $5,000 for disability insurance and $18,000 for the purchase or lease of an automobile, and is entitled to participate in any incentive, stock option, deferred compensation or pension plans established by the Company's Board of Directors. Pursuant to the agreement, the Company established a research and development facility in Israel and, in the event that Mr. Barak elects to establish residence outside of Israel, the Company has agreed to establish another research and development facility in the location where Mr. Barak establishes his residence. The Company spent approximately $25,000 to open the research and development facility in Israel and spends approximately $27,600 per month to operate such facility. Mr. Barak is obligated to pay the expenses of relocating himself to Israel and to any subsequent residence. Mr. Barak has agreed not to disclose confidential information relating to the Company's business and has agreed not to compete with, or solicit employees or customers of, the Company during specified periods if he resigns, is terminated for cause or if his employment agreement expires without being renewed.

Indemnification of Directors and Officers

      Under the Nevada General Corporation Law, as amended, a director, officer, employee or agent of a Nevada corporation may be entitled to indemnification by the corporation under certain circumstances against expenses, judgments, fines and amounts paid in settlement of claims brought against them by a third person or by or in right of the corporation.

      The Company is obligated under its Articles of Incorporation to indemnify any of its present or former directors who served at the Company's request as a director, officer or member of another organization against expenses, judgments, fines and amounts paid in settlement of claims brought against them by a third person or by or in right of the corporation if such director acted in good faith or in a manner such director reasonably believed to be in, or not opposed to, the best interests of the Company and, with respect to any criminal action or proceeding, if such director had no reason to believe his or her conduct was unlawful. However with respect to any action by or in the right of the Company, the Articles of Incorporation prohibit indemnification in respect of any claim, issue or matter as to which such director is adjudged liable for negligence or misconduct in the performance is his or her duties to the Company, unless otherwise ordered by the relevant court. The Company's Articles of Incorporation also permit it to indemnify other persons except against gross negligence or willful misconduct.

      The Company is obligated under its bylaws to indemnify its directors, officers and other persons who have acted as representatives of the Company at its request to the fullest extent permitted by applicable law as in effect from time to time, except for costs, expenses or payments in relation to any matter as to which such officer, director or representative is finally adjudged derelict in the performance of his or her duties, unless the Company has received an opinion from independent counsel that such person was not so derelict.

      In addition, pursuant to indemnification agreements that the Company has entered into with each of its directors, the Company is obligated to indemnify its directors to the fullest extent permitted by applicable corporate law and its Articles of Incorporation. The indemnification agreements also provide that, upon the request of a director and provided that director undertakes to repay amounts that turn out not to be reimbursable, that director is entitled to reimbursement of litigation expenses in advance of the final disposition of the legal proceeding.

      The Company's indemnification obligations are broad enough to permit indemnification with respect to liabilities arising under the Securities Act. Insofar as the Company may otherwise be permitted to indemnify its directors, officers and controlling persons against liabilities arising under the Securities Act or otherwise, the Company has been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

      The Nevada General Corporation Law, as amended, also permits a corporation to limit the personal liability of its officers and directors for monetary damages resulting from a breach of their fiduciary duty to the corporation and its stockholders. The Company's Articles of Incorporation limit director liability to the maximum extent permitted by The Nevada General Corporation Law, which presently permits limitation of director liability except (i) for a director's acts or omissions that involve intentional misconduct, fraud or a knowing violation of law and (ii) for a director's willful or grossly negligent violation of a Nevada statutory provision that imposes personal liability on directors for improper distributions to stockholders. As a result of the inclusion in the Company's Articles of Incorporation of this provision, the Company's stockholders may be unable to recover monetary damages against directors as a result of their breach of their fiduciary duty to the Company and its stockholders. This provision does not, however, affect the availability of equitable remedies, such as injunctions or rescission based upon a breach of fiduciary duty by a director.

      The Company does not maintain any liability insurance for the benefit of its officers or directors and has no present plans to obtain such insurance.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following tables sets forth information with respect to the beneficial ownership of each class of the Company's securities as of December 31, 1997, respectively, by (i) each director of the Company, (ii) each executive officer of the Company, (iii) all directors and executive officers of the Company as a group and (iv) each person known to the Company to own more than 5% of any class of it securities:

                                                          1996 Major Series of
                                                          Convertible  Preferred
                                  Common Stock                    Stock(2)
Name and Address(3)         Number            Percent      Number        Percent

Bruce Bendell               2,850,010(4)       39.6%     125,000(5)        50%
Doron Cohen                 2,500,000(6)       36.3%
Glenn H. Bank                   1,400          *
Yossi Koren                   504,108(7)        7.0%
Zvi Barak                     250,000(8)        3.6%
Richard L. Feinstein                           *
All directors and execu-
 tive officers as a group   6,105,518(9)       79.8%
Avraham Nissanian             504,319(10)       7.0%
Chmuel Livian                 502,759(11)       7.0%
Harold Bendell                350,000(12)       4.9%     125,000(13)       50%

 *Represents less than 1% of the outstanding shares of Common Stock.

(1)   Based on 6,895,700 shares of Common Stock outstanding on December 31,
      1997.

(2) Based on 250,000 shares of the 1996-MAJOR Series of Convertible Preferred Stock outstanding on December 31, 1997.

(3) The address for each beneficial owner is c/o Fidelity Holdings, Inc., 80-02 Kew Gardens Rd., Suite 5000, Kew Gardens, NY 11415.

(4) Includes (i) 10 shares of Common Stock owned by Bruce Bendell's wife and the following shares of Common Stock which Bruce Bendell has the right to acquire within 60 days: (a) 250,000 shares of Common Stock, the minimum number of shares of Common Stock into which the 125,000 shares of the 1996-MAJOR Series of Convertible Preferred Stock beneficially owned by Bruce Bendell are convertible and (b) 50,000 shares of Common Stock which Bruce Bendell has the right to acquire upon the exercise of warrants. Does not reflect a proxy giving Mr. Bendell the sole right to vote an additional 500,000 shares of Common Stock issued pursuant to the MOU for a period of two years. See "Description of BusinessComputer Telephony and Telecommunications Division-Talkie-Restructuring of Nissko Arrangements." Does not reflect Mr. Cohen's agreement to give Bruce Bendell a proxy to vote 750,000 of Mr. Cohen's shares during the two-year period commencing on October 14, 1997.

(5) All of such shares of the 1996-MAJOR Series of Convertible Preferred Stock are held in a trust created under the law of Gibraltar. Bruce Bendell is the principal beneficiary of such trust.

(6) Does not reflect Mr. Cohen's agreement to give Bruce Bendell a proxy to vote 750,000 of Mr. Cohen's shares during the two-year period commencing on October 14, 1997.

(7) Includes (i) 1,350 shares of Common Stock owned by members of Mr. Koren's immediate family, (ii) 3,508 shares of Common Stock representing one-third of the 10,526 shares of Common Stock owned by Nissko Jewelry Trading, Inc., a company 33-1/3% owned by Mr. Koren, and (iii) 325,667 shares of Common Stock representing approximately one-third of the 977,000 shares of Common Stock that the Nissko Principals have the right to acquire within 60 days upon the exercise of the Class A and Class B Warrants. The MOU provides that upon execution of the definitive documentation, Mr. Koren will receive (i) 257,500 shares of the Company's Common Stock, transfer of which will be restricted for two years as described under "Description of Business--Computer Telephony and Telecommunications Division-Talkie-Restructuring of Nissko Arrangements," and (ii) warrants to acquire up to 68,917 shares of Common Stock which will be exercisable within 60 days. Such warrants represent a portion of the unexercised balance of the Class A Warrants. The Class B Warrants (exercisable for 750,000 shares of Common Stock in the aggregate) have expired by their terms. See "Description of Business--Computer Telephony and Telecommunications Division-Talkie-Restructuring of Nissko Arrangements."

(8)   Includes 125,000 shares of Common Stock owned by Mr. Barak's wife.

(9) Includes (i) 126,360 shares of Common Stock owned by immediate family members of directors and executive officers as a group, (ii) 3,508 shares of Common Stock representing one-third of the 10,526 shares of Common Stock owned by Nissko Jewelry Trading, Inc., a company 33-1/3% owned by Mr. Koren, and (iii) 625,667 shares of Common Stock that the directors and executive officers as a group have the right to acquire within 60 days.

(10) Includes (i) 3,360 shares of Common Stock owned by members of Mr. Nissanian's immediate family, (ii) 3,508 shares of Common Stock representing one-third of the 10,526 shares of Common Stock owned by Nissko Jewelry Trading, Inc., a company 33-1/3% owned by Mr. Nissanian, and (iii) 325,667 shares of Common Stock representing approximately one-third of the 977,000 shares of Common Stock that the Nissko Principals have the right to acquire within 60 days upon the exercise of the Class A and Class B Warrants. The Class B Warrants have expired by their terms. The MOU provides that upon execution of the definitive documentation, Mr. Nissanian will receive (i)

      257,500 shares of the Company's Common Stock, transfer of which will be restricted for two years as described under "Description of Business-Computer Telephony and Telecommunications DivisionTalkie-Restructuring of Nissko Arrangements," and (ii) warrants to acquire up to 68,917 shares of Common Stock which will be exercisable within 60 days. Such warrants represent a portion of the unexercised balance of the Class A Warrants. The Class B Warrants (exercisable for 750,000 shares of Common Stock in the aggregate) have expired by their terms. See "Description of Business-Computer Telephony and Telecommunications Division-Talkie-Restructuring of Nissko Arrangements."

(11) Includes (i) 3,508 shares of Common Stock representing one-third of the 10,526 shares of Common Stock owned by Nissko Jewelry Trading, Inc., a company 33-1/3% owned by Mr. Livian, and (ii) 325,667 shares of Common Stock representing approximately one-third of the 977,000 shares of Common Stock that the Nissko Principals have the right to acquire within 60 days upon the exercise of the Class A and Class B Warrants. The MOU provides that upon execution of the definitive documentation, Mr. Livian will receive (i) 257,500 shares of the Company's Common Stock, transfer of which will be restricted for two years as described under "Description of Business-Computer Telephony and Telecommunications DivisionTalkie-Restructuring of Nissko Arrangements," and (ii) warrants to acquire up to 68,917 shares of Common Stock which will be exercisable within 60 days. Such warrants represent a portion of the unexercised balance of the Class A Warrants. The Class B Warrants (exercisable for 750,000 shares of Common Stock in the aggregate) have expired by their terms. See "Description of Business-Computer Telephony and Telecommunications Division-Talkie-Restructuring of Nissko Arrangements."

(12) Includes the following shares of Common Stock which Harold Bendell has the right to acquire within 60 days: (i) 250,000 shares of Common Stock, the minimum number of shares of Common Stock into which the 125,000 shares of the 1996-MAJOR Series of Convertible Preferred Stock beneficially owned by Harold Bendell are convertible and (ii) 50,000 shares of Common Stock which Harold Bendell has the right to acquire upon the exercise of warrants,

(13) All of such shares of the 1996-MAJOR Series of Convertible Preferred Stock are held in a trust created under the law of Gibraltar. Harold Bendell is the principal beneficiary of such trust.

Item 12. Certain Relationships and Related Transactions.

      See "Executive Compensation-Employment Contracts and Termination of Employment, and Change in Control Arrangements" for a description of (i) the Employment Agreement between the Company and Doron Cohen, its President, Chief Executive Officer and Treasurer and one of its directors, and (ii) the Employment Agreement between the Company and Zvi Barak, its Director of Research and Development.

      See "Executive Compensation-Compensation of Directors" for a description of the Consulting Agreement between the Company and Bruce Bendell, its Chairman.

      See "Executive Compensation-Indemnification of Directors and Officers" for a description of indemnification agreements between the Company and each of its directors.

      In October 1996, the Company acquired from Bruce Bendell, the Company's Chairman, and his brother Harold Bendell all of the issued and outstanding stock of Major Fleet. In exchange for their shares of the common stock of Major Fleet, each of the Bendells received (i) 125,000 shares of the Company's 1996-MAJOR Series of Convertible Preferred Stock and (ii) as a result of Major Fleet's financial performance prior to the closing of the exchange, 50,000 shares of the Company's Common Stock. See "Description of Securities-Preferred Stock."

      In connection with the Company's acquisition of Major Fleet, the Bendells and the Company entered into a management agreement pursuant to which the Bendells have the exclusive right and obligation to manage the motor vehicle leasing activities of Major Fleet. The management agreement is for a term ending on December 31, 2001. In connection with the management agreement, the Company issued to each of the Bendells warrants to purchase 50,000 shares of the Company's Common Stock for $1.25 per share. The management agreement also provides that the Bendells will receive a management fee annually in an amount equal to the balance remaining after deducting from the annual gross revenues of the motor vehicle leasing activities of Major Fleet the following: (i) Major Fleet's costs of financing and operating its vehicle leasing activities, (ii) a corporate management fee in an amount equal to 15% of Major Fleet's net income to cover overhead costs of the Company allocable to Major Fleet and (iii) income derived from the leases to which Major Fleet was a party on the date of closing of the Company's acquisition of Major Fleet.

      Following the planned acquisition of Major Auto by the Company, Bruce and Harold Bendell will continue to be responsible for senior-level management of the dealerships. The Bendell brothers and the Company expect that this continuity of senior management will facilitate obtaining the manufacturers' consents to the transfer of the dealerships to the Company. The Bendell brothers' management control will be accomplished through (i) their ownership of 100 shares of the Company's 1997A-MAJOR AUTOMOTIVE GROUP Series of Preferred Stock (of which shares Bruce Bendell has a proxy to vote the 50 shares of the 1997A-MAJOR AUTOMOTIVE GROUP Series of Preferred Stock owned by Harold Bendell for a seven-year period commencing on January 7, 1998) which carries voting rights allowing them to elect a majority of the Board of Directors of Major Auto, and through (ii) a related management agreement, discussed immediately below, See "Description of Securities-Preferred Stock- I 997A-MAJOR AUTOMOTIVE GROUP Series of Preferred Stock" below.

      To further facilitate obtaining the required manufacturers' consents, the Bendells and the Company have entered into a management agreement pursuant to which the Bendells will have the exclusive right and obligation to manage the automobile dealerships acquired by the Company in connection with the Major Auto Acquisition and any additional automobile dealerships that the Company may acquire in the future. The management agreement is for a term ending on December 31, 2002 and may not be earlier terminated unilaterally by the Company. If the Company continues to own automobile dealerships at the end of the term, the management agreement may be unilaterally extended by the Bendell brothers in order to maintain the level of management control that will avoid the need to seek further manufacturer consents. Should either of the Bendell brothers cease managing the dealerships, the management agreement provides that ownership of his 1997A-MAJOR AUTOMOTIVE GROUP Series of Preferred Stock shares and his management rights under the management agreement will be automatically transferred to the other, and should both brothers cease managing the dealerships for any reason, the shares and management rights will be automatically transferred to a successor manager designated in a successor addendum to each dealership agreement or, failing such designation, to a successor manager designated by the Company (subject to approval by the applicable manufacturers). As noted in the prior paragraph, Bruce and Harold Bendell will retain the right to elect a majority of the directors of Major Auto (and possibly other affiliates in the future) in order to facilitate obtaining the required manufacturers' consents. Should the Boards of Directors of Major Auto and the Company disagree as to a particular course of action, Major Auto would nonetheless be able to take the action in question, except that the management agreement prohibits certain actions without the prior approval by the Company's Board of Directors. Those actions are (i) disposing of any of the Major Auto dealerships, (ii) acquiring new dealerships, and (iii) the Company incurring liability for Major Auto indebtedness.

      As compensation for their performance under the management agreement, the management agreement provides that the Bendells are entitled to receive initially the same compensation that they theretofore received from the dealerships to be acquired as part of the Major Auto Acquisition. As compensation from such dealerships in 1996, Bruce Bendell received a salary of $104,000 and a bonus of $300,000, and Harold Bendell received a salary of $104,000 and a bonus of $180,000. Such compensation will be increased in a manner to be negotiated upon expansion of the operations of those dealerships or the Company's acquisition of new dealerships. The compensation that Bruce Bendell is entitled to receive under the management agreement is in addition to any other compensation that he is entitled to receive as Chairman of the Company. In connection with the execution of the Management Agreement in March 1997, the

Company is required to issue to the Bendells 100 shares of the 1997A-MAJOR AUTOMOTIVE GROUP Series of Preferred Stock (of which shares Bruce Bendell has a proxy to vote the 50 shares of the 1997A-MAJOR AUTOMOTIVE GROUP Series of Preferred Stock owned by Harold Bendell for a seven-year period commencing on January 7, 1998).

            See "Planned Acquisition" for a description of the proposed Major Auto Acquisition.

      In April 1996, the Company acquired from Zvi Barak, then a director of the Company, and Sarah Barak, his wife, all of the issued and outstanding stock of Info Systems. Mr. Barak resigned his directorship on July 7, 1997. Pursuant to the agreement between the Company and the Baraks, the Company acquired all of the issued and outstanding shares of common stock of Info Systems. In exchange, the agreement provides that the Baraks will receive $750,000, $300,000 of which consists of twenty monthly installment payments of $15,000 from the Company to the Baraks. The monthly installment payments commenced in September 1996 and are scheduled to continue through June 1998. In order to secure such installment payments, the Company has granted a security interest to the Baraks in the stock of Info Systems and the other assets owned by Info Systems. To date, the Company has withheld $85,000 of such installment payments as collateral for the Baraks' obligation to make certain indemnification payments to the Company. The Company has agreed to pay the Baraks the $85,000 by July 1998. In addition to monetary compensation, each of the Baraks were issued 125,000 shares of the Company's Common Stock, which vest (i) in the case of Sarah Barak, 25,000 shares vested on December 31, 1997, 50,000 shares vest on each of December 31, 1998 and 1999 and
(ii) in the case of Zvi Barak, 25,000 shares per year on the last day of February which commenced on February 28, 1997 and continues through February 28, 2002.

      In March 1996, the Company's subsidiary Computer Business Sciences formed a joint venture with Nissko Telecom, L.P., of which Yossi Koren, a director of the Company is a limited partner. Mr. Koren is also a shareholder in Nissko Telecom, Ltd. Nissko Telecom, Ltd. is the general partner of Nissko Telecom, L.P. and also one of the Company's master agents. The joint venture arrangement and the master agent arrangement are described above under "Description of Business-Computer Telephony and Telecommunications Division-TalkieArrangements with Nissko."

      The Company has entered into a MOU with the Agent, the Nissko Principals, and with the remaining limited partner of Nissko, Robert L. Rimberg. The MOU looks toward restructuring the Nissko arrangements as described above under "Description of Business--Computer Telephony and Telecommunications Division-Talkie-Restructuring of Nissko Arrangements."

      The Company has made a loan to its President and Chief Executive Officer, Doron Cohen, in the principal amount of $140,000, bearing interest at 5.77% per annum, uncompounded. The loan is evidenced by a promissory note dated December 31, 1996. The promissory note provides that the full principal amount of, and all accrued interest on, the loan is due and payable in a single installment on December 31, 1998.

      Nissko Telecom Associates, the joint venture between Computer Business Sciences and Nissko Telecom, L.P., of which Yossi Koren, one of the Company's directors is a limited partner, occupies space free of charge at the Company's principal office in Kew Gardens, New York, pursuant to an informal arrangement.

      Bruce Bendell, and Major Chevrolet, Major Dodge and Major Chrysler Plymouth Jeep Eagle, all of which are wholly-owned by Bruce Bendell and/or his brother Harold Bendell, have guaranteed the obligations of Major Fleet under a $5,000,000 line of credit with Marine Midland Bank. In addition, Bruce Bendell and Major Fleet have guaranteed the obligations of Major Auto's subsidiaries under certain of their agreements with various financial institutions pursuant to which such subsidiaries sell their vehicle finance contracts and leases. Major Fleet has pledged its assets to such financial institutions to secure its guarantee. In addition, such subsidiaries have cross-guaranteed and cross-collateralized their respective agreements with such financial institutions. See "Description of Business-Automotive Sales Division-Dealership Operations-Vehicle Financing" and "-Leasing Division" for a description of certain transactions between Major Auto and Major Fleet.

      Major Subaru subleases from an unrelated third party approximately 2,500 square feet of office and automobile showroom space in Woodside, New York. This lease expired on January 31, 1998 and contains no renewal provisions. The property is currently being leased on a month-to-month basis. The annual rent under such lease was $69,457.56. Pursuant to an informal arrangement between Major Subaru and Major Fleet, Major Fleet occupies the space and pays the rental payments.

      Major Dodge leases from Bruce Bendell and Harold Bendell approximately 12,000 square feet of office and automobile showroom space in Long Island City, New York. The lease expires on December 31, 1998 and contains no renewal provisions. The current annual rent under such lease is $114,000.

      Major Chrysler, Plymouth, Jeep Eagle, Major Dodge and Major Subaru lease from Bendell Realty L.L.C., a company wholly owned by Bruce Bendell and Harold Bendell, approximately 40,000 square feet in Long Island City, New York which is used as a service facility. The lease expired on December 31, 1997 and contains no renewal provisions. The property is currently being leased on a month-to-month basis. The annual rent under such lease was $132,000.

      The above properties which are leased from the Bendells will be acquired by the Company in connection with the Major Auto Acquisition.

      Major Fleet is a guarantor of a mortgage held by Chrysler Realty on the property owned by Bendell Realty L.L.C., located in Long Island City which Major Auto operates as a service center for Major Dodge, Major Subaru, and Major Chrysler, Plymouth, Jeep Eagle. As of December 31, 1997 the outstanding mortgage balance was approximately $800,000.

      The promoters of the Company are Bruce Bendell and Doron Cohen. In addition to the other transactions with Mr. Bendell and Mr. Cohen described or referred to above under the heading "Certain Relationships and Related Transactions," each of Mr. Bendell and Mr. Cohen received 2,500,000 shares of the Company's Common Stock upon its incorporation in exchange for $25,000 or $.01 per share.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit
Number                     Description                                      Page
------                     -----------                                      ----

3.1*        Articles of Incorporation of Fidelity Holdings, Inc.,
            ("Company") incorporated by reference to Exhibit 3.1
            of Company's Registration Statement on Form 10-SB, as
            amended, filed with the Securities and Exchange
            Commission on March 7, 1997.                                    N/A

3.2*        Articles of Incorporation of Computer Business
            Sciences, Inc., incorporated by reference to Exhibit
            3.2 of Company's Registration Statement on Form
            10-SB, as amended, filed with the Securities and
            Exchange Commission on March 7, 1997.                           N/A

3.3*        Articles of Incorporation of 786710 (Ontario)
            Limited, incorporated by reference to Exhibit 3.3 of
            Company's Registration Statement on Form 10-SB, as
            amended, filed with the Securities and Exchange
            Commission on March 7, 1997.                                    N/A

3.4*        Articles of Incorporation of Premo-Plast, Inc.,
            incorporated by reference to Exhibit 3.4 of Company's
            Registration Statement on Form 10-SB, as amended,
            filed with the Securities and Exchange Commission on
            March 7, 1997.                                                  N/A

3.5*        Articles of Incorporation of C.B.S. Computer Business
            Sciences Ltd., incorporated by reference to Exhibit
            3.5 of Company's Registration Statement on Form
            10-SB, as amended, filed with the Securities and
            Exchange Commission on March 7, 1997.                           N/A

3.6*        Articles of Incorporation of Major Fleet & Leasing
            Corp., incorporated by reference to Exhibit 3.6 of
            Company's Registration Statement on Form 10-SB, as
            amended, filed with the Securities and Exchange
            Commission on March 7, 1997.                                    N/A

3.7*        Articles of Incorporation of Reynard Service Bureau,
            Inc., incorporated by reference to Exhibit 3.7 of
            Company's Registration Statement on Form 10-SB, as
            amended, filed with the Securities and Exchange
            Commission on March 7, 1997.                                    N/A

3.8*        Articles of Incorporation of Major Acceptance Corp.,
            incorporated by reference to Exhibit 3.8 of Company's
            Registration Statement on Form 10-SB, as amended,
            filed with the Securities and Exchange Commission on
            March 7, 1997.                                                  N/A

3.9*        By-Laws of the Company incorporated by reference to
            Exhibit 3.9 of Company's Registration Statement on
            Form 10-SB, as amended, filed with the Securities and
            Exchange Commission on March 7, 1997.                           N/A

Exhibit                    Description                                      Page
-------                    -----------                                      ----

4.1*        Certificate of Designation for the Company's
            1996-MAJOR Series of Convertible Preferred Stock,
            incorporated by reference to Exhibit 4.1 of Company's
            Registration Statement on Form 10-SB, as amended,
            filed with the Securities and Exchange Commission on
            March 7, 1997.                                                  N/A

4.1(i)      Form of Amended and Restated Certificate of
            Designation for the Company's 1996-MAJOR Series of
            Convertible Preferred Stock.                                    --

4.2*        Warrant Agreement for Nissko Warrants, incorporated
            by reference to Exhibit 4.2 of Company's Registration
            Statement on Form 10-SB, as amended, filed with the
            Securities and Exchange Commission on March 7, 1997.            N/A

4.3*        Warrant Agreement for Major Fleet Warrants,
            incorporated by reference to Exhibit 4.3 of Company's
            Registration Statement on Form 10-SB, as amended,
            filed with the Securities and Exchange Commission on
            March 7, 1997.                                                  N/A

4.3(i)      Amended and Restated Warrant Agreement, dated October
            11, 1997 between the Company, Bruce Bendell and
            Harold Bendell.                                                 --

4.4*        Warrant Agreement for Progressive Polymerics
            International, Inc. Warrants, incorporated by
            reference to Exhibit 4.4 of Company's Registration
            Statement on Form 10-SB, as amended, filed with the
            Securities and Exchange Commission on March 7, 1997.            --

4.5         Form of Certificate of Designation for the Company's
            1997A-Major Automotive Group Series of Preferred
            Stock.                                                          --

4.6         Form of Certificate of Designation for the Company's
            1997-Major Series of Convertible Preferred Stock.               --

4.7         Form of Registration Rights Agreement between the
            Company and Bruce Bendell.                                      --

4.8         Stock Pledge and Security Agreement, dated March 26,
            1996, between Doron Cohen, Bruce Bendell, Avraham
            Nissanian, Yossi Koren, Sam Livian and Robert
            Rimberg.                                                        --

4.9         Form of Registration Rights Agreement between the
            Company, Castle Trust and Management Services Limited
            and Bruce Bendell.                                              --

4.10        Form of the Company's 10% Convertible Subordinated
            Debenture due 1999.                                             --

Exhibit                    Description                                      Page
-------                    -----------                                      ----

10.1*       Employment Agreement, dated November 7, 1995, between
            the Company and Doron Cohen, incorporated by
            reference to Exhibit 10.1 of Company's Registration
            Statement on Form 10-SB, as amended, filed with the
            Securities and Exchange Commission on March 7, 1997.            N/A

10.1(i)     Amendment No. 1 to Employment Agreement, dated as of
            November 7, 1995 between the Company and Doron Cohen.           --

10.2*       Consulting Agreement, dated November 7, 1995, between
            the Company and Bruce Bendell, incorporated by
            reference to Exhibit 10.2 of Company's Registration
            Statement on Form 10-SB, as amended, filed with the
            Securities and Exchange Commission on March 7, 1997.            N/A

10.2(i)     Amendment No. 1 to Consulting Agreement, dated as of
            November 7, 1995 between Fidelity Holdings, Inc. and
            Bruce Bendell.                                                  --

10.3*       Agreement for Purchase of Patents, dated November 14,
            1995, between the Company and Progressive Polymerics,
            Inc., incorporated by reference to Exhibit 10.3 of
            the Company's Registration Statement on Form 10-SB,
            as amended, filed with the Securities and Exchange
            Commission on March 7, 1997.                                    N/A

10.3(i)*    First Amendment, dated September 30, 1996, to
            Agreement for Purchase of Patents, dated November 14,
            1995, incorporated by reference to Exhibit 10.4 of
            Company's Registration Statement on Form 10-SB as
            amended, filed with the Securities and Exchange
            Commission on March 7, 1997.                                    N/A

10.5*       Agreement, dated March 25, 1996, between Nissko
            Telecom, Ltd. and Computer Business Sciences, Inc.,
            incorporated by reference to Exhibit 10.5 of
            Company's Registration Statement on Form 10-SB, as
            amended, filed with the Securities and Exchange
            Commission on March 7, 1997.                                    N/A

10.6*       Asset Purchase Agreement, dated April 18, 1996,
            between the Company and Zvi and Sarah Barak,
            incorporated by reference to Exhibit 10.6 of
            Company's Registration Statement on Form 10-SB, as
            amended, filed with the Securities and Exchange
            Commission on March 7, 1997.                                    N/A

10.6(i)     Amendment to Asset Purchase Agreement dated August 7,
            1997.                                                           --

10.7*       Employment Agreement dated April 18, 1996 between the
            Company and Dr. Zvi Barak, incorporated by reference
            to Exhibit 10.7 of Company's Registration Statement
            on Form 10-SB, as amended, filed with the Securities
            and Exchange Commission on March 7, 1997.                       N/A

Exhibit                    Description                                      Page
-------                    -----------                                      ----

10.8*       Employment Agreement dated October 18, 1996 between
            Computer Business Sciences, Inc. and Paul Vesel,
            incorporated by reference to Exhibit 10.8 of
            Company's Registration Statement on Form 10-SB, as
            amended, filed with the Securities and Exchange
            Commission on March 7, 1997.                                    N/A

10.9*       Indemnification Agreement dated November 7, 1995
            between the Company and Doron Cohen, incorporated by
            reference to Exhibit 10.9 of Company's Registration
            Statement on Form 10-SB, as amended, filed with the
            Securities and Exchange Commission on March 7, 1997.            N/A

10.10*      Indemnification Agreement dated November 7, 1995
            between the Company and Bruce Bendell, incorporated
            by reference to Exhibit 10.10 of Company's
            Registration Statement on Form 10-SB, as amended,
            filed with the Securities and Exchange Commission on
            March 7, 1997.                                                  N/A

10.11*      Indemnification Agreement dated December 6, 1995
            between the Company and Richard C. Fox, incorporated
            by reference to Exhibit 10.11 of Company's
            Registration Statement on Form 10-SB, as amended,
            filed with the Securities and Exchange Commission on
            March 7, 1997.                                                  N/A

10.12*      Indemnification Agreement dated March 28, 1996
            between the Company and Dr. Barak, incorporated by
            reference to Exhibit 10.12 of Company's Registration
            Statement on Form 10-SB, as amended, filed with the
            Securities and Exchange Commission on March 7, 1997.            N/A

10.13*      Indemnification Agreement dated March 28, 1996
            between the Company and Yossi Koren, incorporated by
            reference to Exhibit 10.13 of Company's Registration
            Statement on Form 10-SB, as amended, filed with the
            Securities and Exchange Commission on March 7, 1997.            N/A

10.14*      Plan of Reorganization for acquisition of Major Fleet
            & Leasing Corp. dated August 23, 1996 between the
            Company, Bruce Bendell and Harold Bendell,
            incorporated by reference to Exhibit 10.17 of
            Company's Registration Statement on Form 10-SB, as
            amended, filed with the Securities and Exchange
            Commission on March 7, 1997.                                    N/A

10.15*      Patent Purchase Agreement dated December 30, 1996
            between Premo-Plast, Inc. and John Pinciaro,
            incorporated by reference to Exhibit 10.16 of
            Company's Registration Statement on Form 10-SB, as
            amended, filed with the Securities and Exchange
            Commission on March 7, 1997.                                    N/A

10.16*      Employment Agreement dated December 30, 1996 between
            Premo-Plast, Inc. and John Pinciaro, incorporated by
            reference to Exhibit 10.17 of Company's Registration
            Statement on Form 10-SB, as amended, filed with the
            Securities and Exchange Commission on March 7, 1997.            N/A

Exhibit                    Description                                      Page
-------                    -----------                                      ----

10.17*      Employment Agreement dated January 27, 1997 between
            the Company and Ronald K. Premo, incorporated by
            reference to Exhibit 10.18 of Company's Registration
            Statement on Form 10-SB, as amended, filed with the
            Securities and Exchange Commission on March 7, 1997.            N/A

10.18*      Plan and Agreement of Merger, dated April 21, 1997,
            the Company, Major Automotive Group, Inc., Major
            Acquisition Corp. and Bruce Bendell, incorporated by
            reference to Exhibit 10.19 of Company's Registration
            Statement on Form 10-SB, as amended, filed with the
            Securities and Exchange Commission on March 7, 1997.            N/A

10.18(i)    Amendment to Plan and Agreement of Merger, dated
            August 1, 1997, between Fidelity Holdings, Inc.,
            Major Automotive Group, Inc., Major Acquisition Corp.
            and Bruce Bendell.                                              --

10.18(ii)   Amendment to Plan and Agreement of Merger, dated
            August 26, 1997, between Fidelity Holdings, Inc.,
            Major Automotive Group, Inc., Major Acquisition Corp.
            and Bruce Bendell.                                              --

10.18(iii)  Amendment to Plan and Agreement of Merger, dated
            November 20, 1997, between Fidelity Holdings, Inc.,
            Major Automotive Group, Inc., Major Acquisition Corp.
            and Bruce Bendell.                                              --

10.19*      Stock Purchase Agreement with Escrow Agreement
            attached, incorporated by reference to Exhibit 10.20
            of Company's Registration Statement on Form 10-SB, as
            amended, filed with the Securities and Exchange
            Commission on March 7, 1997.                                    N/A

10.20*      Management Agreement, incorporated by reference to
            Exhibit 10.21 of Company's Registration Statement on
            Form 10-SB, as amended, filed with the Securities and
            Exchange Commission on March 7, 1997.                           N/A

10.21*      Employment Agreement with Moise Benedid, incorporated
            by reference to Exhibit 10.22 of Company's
            Registration Statement on Form 10-SB, as amended,
            filed with the Securities and Exchange Commission on
            March 7, 1997.                                                  N/A

10.22       Partnership Agreement between Nissko Telecom
            Associates and the Company.                                     --

10.23       Memorandum of Understanding, dated September 9, 1997,
            by and among Computer Business Sciences, Inc., Nissko
            Telecom Ltd., the Company and Robert L. Rimberg.                --

10.24       Letter of Intent, dated June 6, 1997, between the
            Company and SouthWall Capital Corp. (formerly known
            as Sun Coast Capital Corp.)                                     --

10.25       Letter of Intent, dated September 1997, between the
            Company, Lichtenberg Robbins Buick, Inc. and
            Lichtenberg Motors Inc.                                         --

Exhibit                    Description                                      Page
-------                    -----------                                      ----

10.26       Consulting Agreement, dated February 18, 1997, with
            Ronald Shapss Corporate Services, Inc.                          --

10.27       Value Added Reseller Agreement between Summa Four,
            Inc. and Computer Business Sciences, Inc., as
            Reseller.                                                       --

10.28       Lease Agreement, dated March 1996, between 80-02
            Leasehold Company, as Owners and the Company, as
            Tenant.                                                         --

10.29       Master Lease Agreement, dated December 26, 1996,
            between Major Fleet & Leasing Corp., as Lessor, and
            Nissko Telecom, Ltd., as Lessee.                                --

10.30       Sublease Agreement, dated March 1995, between Speedy
            R.A.C., Inc., as Sublessor, and Major Subaru Inc., as
            Sublessee.                                                      --

10.31       Lease Agreement, dated November 1, 1991, between
            Gloria Hinsch, as Landlord, and Major
            Chrysler-Plymouth, Inc., as Tenant.                             --

10.32       Store Lease Agreement, dated June 10, 1992, between
            Bill K. Kartsonis, as Owner, and Major Automotive
            Group, as Tenant.                                               --

10.33       Lease Agreement, dated June 3, 1994, between General
            Motors Corporation, as Lessor, and Major Chevrolet,
            Inc., as Lessee.                                                --

10.34       Lease Agreement, dated August 1990, between Bruce
            Bendell and Harold Bendell, as Landlord and Major
            Chrysler-Plymouth, Inc., as Tenant.                             --

10.34(i)    Extension of Lease Agreement, dated August 14, 1997,
            between Bruce Bendell and Harold Bendell, as Landlord
            and Major Dodge, Inc. (formerly known as Major
            Chrysler-Plymouth, Inc.), as Tenant.                            --

10.34(ii)   Extension of Lease Agreement, dated December 16,
            1997, between Bruce Bendell and Harold Bendell, as
            Landlord and Major Dodge (formerly known as Major
            Chrysler-Plymouth, Inc.), as Tenant.

10.35       Lease Agreement, dated February 1995, between Bendell
            Realty, L.L.C., as Landlord, and Major
            Chrysler-Plymouth Jeep Eagle, Inc., as Tenant.                  --

10.35(i)    Extension of Lease Agreement, dated August 14, 1997,
            between Bendell Realty, L.L.C., as Landlord and Major
            Chrysler-Plymouth Jeep Eagle, Inc., as Tenant.                  --

10.35(ii)   Extension of Lease Agreement, dated December 16,
            1997, between Bendell Realty, L.L.C., as Landlord and
            Major Chrysler-Plymouth Jeep Eagle, Inc., as Tenant.            --

Exhibit                    Description                                      Page
-------                    -----------                                      ----

10.36       Lease Agreement, dated February 1996, between Prajs
            Drimmer Associates, as Landlord, and Barak Technology
            Inc., as Tenant.                                                --

10.37       Sublease Agreement, dated January 8, 1997, between
            Newsday, Inc., as Sublessor, and Major Fleet &
            Leasing Corp., as Sublessee.                                    --

10.37(i)    Consent to Sublease Agreement, dated January 16,
            1997, between 80-02 Leasehold Company, Newsday Inc.
            and Major Fleet and Leasing Corp.                               --

10.38       General Security Agreement between Major Fleet &
            Leasing Corp., as Debtor, and Marine Midland Bank, as
            Secured Party.                                                  --

10.39       Retail and Wholesale Dealer's Agreement, dated March
            30, 1995, between Marine Midland Bank, as Bank, and
            Major Fleet & Leasing Corp., as Dealer.                         --

10.40       Wholesale Lease Financing Line of Credit between
            General Electric Capital Corporation, as Lender, and
            Major Fleet & Leasing Corp., as Borrower.                       --

10.41       Chrysler Leasing System License Agreement between
            Chrysler Motors Corporation, as Licensor, and Major
            Fleet & Leasing Corp., as Licensee.                             --

10.42       GMAC Retail Plan Agreement between General Motors
            Acceptance Corp. and Major Fleet & Leasing Corp., as
            Dealer.                                                         --

10.43       Fidelity Holdings, Inc. 1996 Employees' Performance
            Recognition Plan.                                               --

10.44       Secured Promissory Note, dated December 31, 1996,
            between Doron Cohen, as Maker, and Fidelity Holdings,
            Inc., as Holder.                                                --

10.45       Dealer Master Agent Agreement and License, dated
            February 1996, between Computer Business Sciences,
            Inc. and Progressive Polymerics International, Inc.,
            as Master Agent.                                                --

10.46       Dealer Master Agent Agreement and License, dated
            February 1996, between Computer Business Sciences,
            Inc. and Cellular Credit Corp. of America, Inc., as
            Master Agent.                                                   --

10.47       Dealer Master Agent Agreement and License, dated
            February 1996, between Computer Business Sciences,
            Inc. and America's New Beginning, Inc., as Master
            Agent.                                                          --

10.48       Dealer Master Agent Agreement and License, dated
            February 1996, between Computer Business Sciences,
            Inc. and Korean Telecom, as Master Agent.                       --

Exhibit                    Description                                      Page
-------                    -----------                                      ----

10.49       Dealer Master Agent Agreement and License, dated
            February 1996, between Computer Business Sciences,
            Inc. and Philcom Telecommunications, as Master Agent.           --

10.50       Management Agreement, dated August 23, 1996, between
            Major Fleet, Bruce Bendell and Harold Bendell.                  --

10.51       Wholesale Security Agreement, dated April 26, 1990,
            between General Motors Acceptance Corporation
            ("GMAC") and Major Fleet.                                       --

10.51(i)    Amendment, dated February 14, 1991, to Wholesale
            Security Agreement between GMAC and Major Fleet.                --

10.52       Direct Leasing Plan Dealer Agreement, dated July 24,
            1986, between GMAC and Major Fleet.                             --

10.53       Retail Lease Service Plan Agreement, dated April 3,
            1987, between GMAC and Major Fleet.                             --

10.54 Contribution Agreement dated as of October 6, 1997 between the Company, Bruce Bendell and Doron Cohen.

10.55       Letter of Commitment dated March 16, 1998 from Falcon
            Financial, LLC to Major Auto Acquisition, Inc.                  --

21.1*       List of Subsidiaries of the Company, incorporated
            by reference to Exhibit 22.1 of Company's
            Registration Statement on Form 10-SB, as amended,
            filed with the Securities and Exchange Commission on
            March 7, 1997.                                                  --

27.1        Financial Data Schedule.

------------

* Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the registrant's registration statement on Form 10-SB (File No. 0-29182).

(b) Reports on Form 8-K

      During the last quarter of Fiscal 1997, the Company did not file any Reports on Form 8-K.

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     December 31,
                                                                1997              1996
                                                                ----              ----
Current Assets:
    Cash and cash equivalents                               $    217,191       $   574,486
    Net Investment in direct financing leases, current         1,644,575         1,390,598
    Notes receivable - officer shareholder                       148,400           142,659
    Accounts receivable                                        1,650,919           179,837
    Inventories                                                  164,661         1,212,062
    Other current assets                                         375,172            45,349
                                                            ------------       -----------
        Total current assets                                   4,200,918         3,544,991
Net investment in direct financing leases,
   net of current portion                                        687,106         1,059,287
Property and equipment, net                                    1,236,513         1,023,523
Excess of costs over net assets acquired                       2,738,911         3,042,144
Other intangible assets                                          428,571           483,474
Other assets                                                     109,324           163,445
                                                            ------------       -----------
         Total assets                                       $  9,401,343       $ 9,316,864
                                                            ============       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Notes payable bank                                     $    150,000       $         -
     Accounts payable                                            438,630           419,052
     Accrued expenses                                            400,677           522,026
     Current maturities of long-term debt                        575,185           643,976
     Accrued income taxes                                              -             4,378
     Deferred revenue                                             72,570            67,409
     Due to affiliates                                           143,926         1,404,079
                                                            ------------       -----------
           Total current liabilities                           1,780,988         3,060,920
Long-term debt, less current maturities                          427,387           515,609
Income taxes, deferred                                           583,000           424,000
Other                                                             85,233            72,122
                                                            ------------       -----------
          Total liabilities                                    2,876,608         4,072,651
Commitments
Stockholders' equity
      Preferred stock, .01 par value;
         2,000,000 shares authorized,
         250,000 shares issued and outstanding
         in 1997 and 1996                                          2,500             2,500
      Common stock, .01 par value
         50,000,000 shares authorized,
         6,895,700 shares issued and
         outstanding in 1997 and
         6,279,200 shares issued and
         outstanding in 1996                                      68,957            62,792
Additional paid in capital                                     5,414,293         4,509,108
Cumulative translation adjustment                                    297               264
Retained earnings                                              1,038,688           669,549
                                                            ------------       -----------
            Total stockholders' equity                         6,524,735         5,244,213
                                                            ------------       -----------
            Total liabilities and stockholders' equity      $  9,401,343       $ 9,316,864
                                                            ============       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Year ended              Year ended
                                                 December 31,            December 31,
                                                     1997                    1996
                                                     ----                    ----
Revenues:
     Computer products and
       telecommunications equipment             $    2,909,251         $      3,175,528
     Leasing income                                    953,033                  258,947
                                                --------------         ----------------
          Total revenues                             3,862,284                3,434,475
                                                --------------         ----------------
Operating expenses:
     Cost of products sold                             823,397                  965,792
     Selling, general and
      administrative expenses
           Products                                  1,100,564                  935,529
           Leasing                                     816,360                  191,372
     Amortization of intangible assets                 343,744                  178,104
                                                --------------         ----------------
                                                     3,084,065                2,270,797
                                                --------------         ----------------
Operating income                                       778,219                1,163,678

Other income (expense)
     Interest expense                                 (121,092)                 (24,132)
     Interest income                                     8,487                    9,830
     Loss on joint venture                            (137,475)                 (32,410)
                                                --------------         ----------------
Income before provision for income taxes               528,139                1,116,966

Provision for income taxes                             159,000                  441,000
                                                --------------         ----------------
Net income                                      $      369,139         $        675,966
                                                ==============         ================
Earnings  per share
     Basic                                      $          .06         $           0.12
     Diluted                                    $          .05         $           0.11

Shares used in computing earnings per share
      Basic                                          6,454,350                5,623,739
      Diluted                                        7,550,546                6,315,489

The accompanying notes are an integral part of these consolidated financial statements.

                  FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  Preferred Stock         Common Stock        Additional    Retained      Currency       Total
                                 -----------------   ---------------------      Paid-In     Earnings    Translation   Stockholders'
                                 Shares     Amount    Shares        Amount      Capital     (Deficit)    Adjustment      Equity
                                 ------     ------   -------       -------    ----------    ---------   -----------   -------------
Issuance of
   Common Stock                       --    $   --   5,000,000     $50,000    $      --     $     --    $       --      $50,000

Net Loss                              --        --          --          --           --       (6,417)           --       (6,417)

Balance                          --------------------------------------------------------------------------------------------------
December 31, 1995                     --        --   5,000,000      50,000           --       (6,417)           --       43,583

Issuance of Common
Stock and exercise of
warrants net of
expenses                              --        --     990,000       9,900      979,000                                 988,900

Issuance of Common
Stock as payment for
long-term debt                        --        --     160,000       1,600      398,400           --            --      400,000

Issuance of common
Stock for the acquisition of
786710 Ontario Ltd.                   --        --     125,000       1,250      623,750           --            --      625,000

Issuance of Preferred
stock for the acquisition
of Major Fleet &
Leasing Corp.                    250,000     2,500          --          --    2,497,500           --            --    2,500,000

Net income                            --        --          --          --           --      675,966            --      675,966

Effect of stock compensation
charge                                --        --       4,200          42       10,458           --            --       10,500

Translation
adjustment                            --        --          --          --           --           --           264          264

Balance
December                         -------------------------------------------------------------------------------------------------
31, 1996                         250,000     2,500   6,279,200      62,792    4,509,108      669,549           264    5,244,213

Issuance of Common
Stock pursuant to exercise
of warrants                           --        --     523,000       5,230      648,520           --            --      653,750

Effect of stock compensation
charge                                --        --      93,500         935      256,665           --            --      257,600

Net income                            --        --          --          --           --      369,139            --      369,139

Translation adjustment                --        --          --          --           --           --            33           33

Balance                          -------------------------------------------------------------------------------------------------
December 31, 1997                250,000    $2,500   6,895,700     $68,957   $5,414,293   $1,038,688          $297   $6,524,735
                                 =================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Year Ended             Year Ended
                                                                            December 31,           December 31,
                                                                                1997                   1996
                                                                                ----                   ----
Cash flows from operating activities:
       Net income                                                       $      369,139          $     675,966
Adjustments to reconcile net income
            to net cash (used in) provided by operating activities:
       Amortization of intangible assets                                       343,744                178,104
       Depreciation                                                            495,118                123,330
       Deferred income taxes                                                   159,000                424,000
       Non cash items - stock based compensation                               257,600                 10,500
(Increase) decrease in assets:
       Net investment in direct financing leases                               118,204             (1,612,675)
       Notes receivable                                                         (5,741)              (142,659)
       Accounts receivable                                                  (1,471,082)               (20,229)
       Inventories                                                            (110,655)               (15,026)
       Other assets                                                           (261,310)               (31,304)
Increase (decrease) in liabilities:
       Accounts payable                                                         32,689                108,079
       Accrued expenses                                                       (121,349)               416,282
       Accrued income taxes                                                     (4,378)                 4,378
       Deferred revenue                                                          5,161                  3,075
       Due to affiliates                                                      (102,097)                26,121
                                                                        --------------          -------------
             Net Cash (used in)provided by
                 operating activities                                         (295,957)               147,942
                                                                        --------------          -------------
Cash flows from investing activities:
       Additions to property and equipment                                    (708,108)               (77,326)
       Acquisition of 786710 Ontario Limited,
          net of cash acquired                                                      --               (738,636)
                                                                        --------------          -------------
             Net cash used in investing activities                            (708,108)              (815,962)
                                                                        --------------          -------------
Cash flows from financing activities:
       Line of credit                                                          150,000                     --
       Proceeds from long-term debt                                            416,431                400,000
       Payments of long-term debt                                             (573,444)              (170,321)
       Proceeds from issuance of common
       stock and exercise of warrants net of expenses                          653,750                973,500
                                                                        --------------          -------------
             Net cash provided by financing activities                         646,737              1,203,179
                                                                        --------------          -------------
Effect of exchange rates on cash                                                    33                    264
                                                                        --------------          -------------

Net increase (decrease) in cash and cash equivalents                          (357,295)               535,423
Cash and cash equivalents, beginning of year                                   574,486                 39,063
                                                                        --------------          -------------
Cash and cash equivalents, end of year                                  $      217,191          $     574,486
                                                                        ==============          =============

             Supplemental Disclosures Of Cash Flow Information:
                Cash paid during the year for:
                     Interest                                           $      121,092                 24,132
                     Income taxes                                       $       16,809                     --



The accompanying notes are an integral part of these consolidated financial statements.

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1) Summary of Significant Accounting Policies:

a) Nature of the Business:

Fidelity Holdings, Inc. (The Company) was incorporated under the laws of the State of Nevada on November 7, 1995. The Company is structured as a holding Company that has two divisions, a Computer Telephony and Telecommunication Division and a Plastics and Utility Division. The plastics and utility division is considered to be in its development stage. In addition, through its October 1, 1996 acquisition of Major Fleet & Leasing Corp., the Company is in the business of leasing automobiles, trucks and telephone equipment under direct financing and operating leases.

b) Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of Fidelity Holdings, Inc. and its wholly owned subsidiaries. All significant intercompany accounts, transactions and profits have been eliminated.

c) Earnings per Share:

In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", applicable for financial statements issued for periods ending after December 15, 1997. As required, the Company adopted "SFAS" No. 128 for the year ended December 31, 1997 and restated all prior period earnings per share figures. The Company has presented basic and diluted earnings per share. Basic earnings per share excludes potential dilution and is calculated by dividing income available to common stockholders by the weighted average number of outstanding common shares. Diluted earnings per share incorporates the potential dilutions from all potential dilutive securities that would have reduced earnings per share.

d) Cash Equivalents:

Cash equivalents consist of highly liquid investments, principally money market accounts, with a maturity of three months or less at the time of purchase. Cash equivalents are stated at cost which approximates market value.

e) Inventories:

Inventories are stated at the lower of cost (first-in, first-out) or market. Automobiles and trucks held for sale or lease are valued at the lower of cost (specific identification) or market.

f) Property and Equipment:

Property and equipment are recorded at cost. Depreciation and amortization of property and equipment are computed using the straight-line method over the estimated useful lives of the assets, ranging from three to ten years. Depreciation of leased equipment is calculated on the cost of the equipment, less an estimated residual value, on the straight-line method over the term of the lease. Maintenance and repairs are charged to operations as incurred. When property and equipment are sold or otherwise disposed of, the asset cost and accumulated depreciation are removed from the accounts, and the resulting gain or loss, if any, is included in the results of operations.

g) Revenue Recognition:

The Company recognizes revenue from the sale of telecommunications and computer products at the date of product shipment. Any additional costs related to the product sold are provided for at the time of the sale. The Company records income from direct financing leases based on a constant periodic rate of return on the net investment in the lease. Income earned from operating lease agreements is recorded evenly over the term of the lease.

h) Foreign Currency Translation:

The Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at year end. Revenues and expenses are translated using exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to cumulative translation adjustment included in stockholders' equity in the accompanying consolidated balance sheets.

i) Use of Estimates In Preparation of Financial Statements:

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from management's estimates and assumptions.

j) Excess of Costs over Net Assets Acquired:

The excess of cost over fair value of net assets of businesses acquired is amortized on a straight-line basis from five to fifteen years. Amortization recorded in 1997 was $303,233 and in 1996 was $137,593.

k) Impairment of Long-Lived Assets

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of. SFAS No. 121 requires the Company to review the recoverability of the carrying amount of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable.

In the event that facts and circumstances indicate that the carrying amount of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the assets' carrying amount to determine if a write-down to fair value is required. Fair value may be determined by reference to discounted future cash flows over the remaining useful life of the related asset. Such adoption did not have a material effect on the Company's consolidated financial position or results of operations.

l) Fair Value Disclosures

The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, notes and accounts receivable, accounts payable, accrued expenses, and due to affiliates approximate fair value because of the immediate or short-term maturity of these financial instruments.

The fair value of long-term debt, including the current portion, is estimated based on current rates offered to the Company for debt of the same remaining maturities.

m) Stock Options

The Company accounts for its stock options in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Had the Company determined Compensation Cost based on fair value at the grant date for stock options under SFAS No. 123 the effect would have been immaterial.

n) New Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". "SFAS" No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company will be required to comply with the requirements of SFAS

No. 130 for the year ending December 31, 1998. SFAS No. 131 establishes revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. The Company will be required to comply with the requirements of SFAS No. 131 in the year ending December 31, 1998. The Company believes that the implementation of these statements will not have a significant impact on the nature of information disclosed in the Company's consolidated financial statements.

2) Accounts Receivable:

The Company evaluates its accounts receivable on a customer by customer basis and has determined that no allowance for doubtful accounts was necessary at December 31, 1997 and 1996.

3) Notes Receivable - Officer Shareholder:

The Company holds a note in the principal amount of $140,000 plus accrued interest of $8,400 in 1997 and $2,659 in 1996. Interest rate is 5 7/8 % per annum.

4) Net Investment in Direct Financing Leases:

Components of the net investment in direct financing leases are as follows:

                                                            December 31,
                                                            ------------
                                                         1997          1996
                                                         ----          ----

      Total minimum lease payments to be received     $2,448,089    $2,705,711
      Estimated residual value of leased property        260,129       200,315
      Unearned income                                   (315,641)     (456,141)
                                                      ----------    ----------
                                                       2,392,577     2,449,885
      Less lease income receivable                       (60,896)       -0-
                                                      ----------    ----------
            Net investment                            $2,331,681    $2,449,885
                                                      ----------    ----------

Future minimum lease payments receivable at December 31, 1997 is as follows:

      Year Ending
      December 31,                  Amount
      ------------                  ------
         1998                     $1,776,015
         1999                        601,621
         2000                         39,896
         2001                         21,017
         2002                          9,540
                                  ----------
           Total                  $2,448,089
                                  ----------

5) Inventories:

Inventories consisted of the following:

                                                   December 31,
                                                   -----------
                                            1997                 1996
                                            ----                 ----
      Telecommunication parts           $    40,306           $    36,395
      Automobiles and trucks
        held for sale or lease              124,355             1,175,667
                                        -----------           -----------
                                        $   164,661           $ 1,212,062
                                        -----------           -----------

6) Property and Equipment:

Property and equipment consisted of the following:

                                                   December 31,
                                                   -----------
                                            1997                 1996
                                            ----                 ----
      Leasehold improvements            $    12,159           $    22,096

      Furniture and fixtures                 84,033                10,314
      Computer equipment and software       983,285               804,639
      Leased equipment                      624,254               309,803
                                        -----------           -----------
                                          1,703,731             1,146,852
      Less accumulated depreciation
        and amortization                    467,218               123,329
                                        -----------           -----------
                                        $ 1,236,513           $ 1,023,523
                                        -----------           -----------

7) Income Taxes:

The Company accounts for income taxes using the asset and liability method whereby deferred assets and liabilities are recorded for differences between the book and tax carrying amounts of balance sheet items. Deferred liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are not expected to be realized. The effects of changes in tax rates and laws on deferred tax assets and liabilities are reflected in net income in the period in which such changes are enacted.

The provision for taxes on income is as follows:

                                             Year Ended December 31,
                                             -----------------------
                                            1997                 1996
                                            ----                 ----
Federal:
        Current                         $    -0-              $    13,000
        Deferred                            127,000               319,000

State:
        Current                              -0-                    4,000
        Deferred                             32,000               105,000
                                        -----------           -----------
Total                                      $159,000              $441,000
                                        -----------           -----------

The reconciliation between the amount computed by applying the federal statutory rate to income before income taxes and the actual income tax expense were as follows:

                                             Year Ended December 31,
                                             -----------------------
                                            1997                 1996
                                            ----                 ----
Amount using the statutory Federal
      tax rate                          $   180,000           $   380,000
State income tax, net of federal
      tax benefit                            21,000                69,000
Other, Net                                  (42,000)               (8,000)
                                        -----------           -----------
Provision for taxes on income             $ 159,000           $   441,000
                                        -----------           -----------

The tax effect of temporary differences resulted in deferred tax liabilities as follows:

                                                                December 31,
                                                                -----------
                                                            1997           1996
                                                            ----           ----
      Temporary Differences

      Revenue and expenses of consolidated subsidiary
      recognized on the cash basis for tax purposes,
      resulting in a timing difference                 $ 112,974      $ 399,427

      Depreciation                                        42,015         17,310

      Other                                                4,011          7,263
                                                       ---------      ---------
            Total                                      $ 159,000      $ 424,000
                                                       ---------      ---------

8) Secured Line of Credit:

In November 1997, the Company entered into a "Line of Credit Agreement: with Marine Midland Bank for $250,000. The interest rate is a variable rate based on the bank's prime rate of interest. Interest will be payable monthly.

The "Line" is collateralized by a first security interest in and UCC filing on all assets of Fidelity Holdings, Inc., and the personal guarantees of the majority shareholders, Bruce Bendell and Doran Cohen, each of whom will be limited to 50% of the total obligation to the Bank.

As of December 31, 1997, the Company owes $150,000 against the line.

9) Long-Term Debt:

Various lenders advance funds to the Company's leasing subsidiary in the form of notes payable to finance leased vehicles. Interest on each note is charged depending on the prime rate in effect at the time the vehicle is leased and remains constant over the term of the lease. Applicable rates at December 31, 1997 ranged between 8% and 8.5%. Equal monthly installments are paid over the term of the lease (which can range from 12 to 60 months), together with a final balloon payment, if applicable. These loans are collateralized by the vehicles.

            Maturities are as follows:

                                   Year Ending December 31,
                                   ------------------------
                                     1997           1996
                                     ----           ----
                  1997              $   -0-       $463,976
                  1998              483,852        230,851
                  1999              293,150         70,437
                  2000               76,015          6,594
                  2001               40,045            -0-
                  2002               18,177            -0-
                                   --------       --------
                        Total      $911,239       $771,858
                                   --------       --------

In addition long-term debt includes amounts due from the acquisition of 786710 Ontario Limited.

            Maturities are as follows:

                                   Year Ending December 31,
                                   ------------------------
                                     1997           1996
                                     ----           ----

                  1997              $ -0-         $180,000
                  1998               91,333        207,727
                                   --------       --------
                        Total       $91,333       $387,727
                                   --------       --------

10) Business Combinations

      a) Acquisition of 786710 Ontario Limited

On April 18, 1996, the Company acquired 786710 Ontario Limited, doing business as "Info Systems". Info Systems developed both the complex of telecommunications and interactive voice response modules known as "Talkie", including "Talkie-Globe" for international calling and the talkie power web line machine system and "BCS" - "Business Control Software", an integrated group of modules for accounting functions capable of real time use in various languages and currencies.

Talkie is a trademarked name for an interrelated group of module's and applications of telephonic and interactive voice processing software which Info Systems had marketed for several years.

The transaction was accounted for under the purchase method of accounting and the total cost for the acquisition was $1,413,977. The results of operations for 786710 are included in the Company's "Consolidated Statements of Operations" from April 18, 1996, the date of acquisition.

The Company issued 125,000 of its shares valued at $625,000 for the acquisition. These shares shall vest at the rate of 25,000 shares per year over a five year period.

The Company independently reviewed their investment in this technology to ensure proper valuation on the financial statements.

The cost of $1,413,977 was allocated as follows:

      Fair value of net assets acquired at April 18, 1996,
      mainly computer software and equipment                        $  729,603

      Intangible asset-excess of costs over net assets acquired        684,374
                                                                    ----------
                  Total                                             $1,413,977
                                                                    ----------

The excess of costs over net assets acquired amounting to $684,374 is being amortized over a five-year period.

b) Acquisition of Major Fleet & Leasing Corp.

On October 1, 1996 the Company acquired from Bruce Bendell (Chairman of the Board of the Company) and his brother, Harold Bendell (together "the Bendells) Major Fleet & Leasing Corp., organized in 1985 and engaged in the leasing and financing of motor vehicles, primarily in the New York City metropolitan area. Since becoming a wholly-owned subsidiary of the Company, it has expanded its operations to include the leasing of telephone equipment.

The transaction was accounted for under the purchase method of accounting and the total cost for the acquisition was $2,500,000. The results of operations for Major Fleet & Leasing Corp. are included in the Company's "Consolidated Statements of Operations" from October 1, 1996, the date of acquisition.

The Company issued 250,000 shares of Convertible Preferred Stock (The 1996 - Major Series), convertible into 500,000 shares of the Company's Common Stock. In addition, as a bonus for the attainment of certain goals prior to closing, the Bendells were issued 100,000 shares of Common Stock. In addition the Bendells were issued warrants for the purchase of 100,000 shares of the Company's Common Stock at a price of $1.25 per share.

      The cost of $2,500,000 was allocated as follows:

      Fair value of net assets acquired at October 1, 1996         $   4,637

      Intangible asset-excess of costs over net assets acquired    2,495,363
                                                                   ---------

                  Total                                            2,500,000
                                                                   ---------

      The excess of costs over net assets acquired amounting to $2,495,363 is being amortized over a fifteen-year period.

Separate results for the periods prior to the acquisition were as follows:

                           Nine month          Year ended
                          period ended     December 31, 1995
                            9/30/96
                          ------------     -----------------

      Revenues             $ 692,314           $1,105,434
                           ---------           ----------
      Net income           $ 158,383           $  310,051
                           ---------           ----------

The results of operations for the year ended December 31,1996, combining the acquisition of Major Fleet & Leasing Corp. and 786710Ontario Limited as though they were both acquired by the Company as of January 1, 1996, are as follows:

            Revenues     $ 4,385,884
            Net income       609,430

11) Other intangible Assets consist of:

      Patents

The Company has purchased two patents to be used in the manufacture of armored conduit. The patents, which were valued at their cost to the seller, will be amortized over the remaining useful life of 14 years on the straight line basis.

The Company has an agreement with the seller of the patents to pay royalty payments. The payments will be calculated at the greater of 5% of the manufactured cost of the armored conduit or 2% of the net sales.

The Company has reclassified "Licenses" appearing on the December 31, 1996 balance sheet to excess of cost over net assets acquired. There was no effect on 1996 income.

12) Commitments:

Compensation Agreements:

Mr. Bruce Bendell, Chairman of the Board of the Company, entered into a Consulting Agreement effective January 1, 1996. The Consulting Agreement provides for base annual compensation of $150,000 and provides for increases in such base compensation and for performance-based and discretionary bonuses.

Mr. Doron Cohen, President and Treasurer of the Company, entered into an Employment Agreement effective January 1, 1996. The Agreement provides for base annual compensation of $150,000 and provides for increases in such base compensation and for both performance-based and discretionary bonuses.

Both Mr. Bendell and Mr. Cohen waived their compensation for 1996: there is no accrual. However, there was compensation paid to Mr. Cohen by the Company's Telecommunication subsidiary in the amount of $50,000 in 1996. In 1997 compensation paid and accrued to Mr. Cohen amounted to $150,000. Mr. Bendell waved his compensation in 1997. Neither Mr. Bendell nor Mr. Cohen has any stock options, stock appreciation rights ("SAR") or deferred compensation.

Sales of Customer Installment Contracts:

The Company's leasing subsidiary has sold customer installment contracts to some financing institutions with no recourse and to others with full recourse. In the event of default on recourse loans, the Company would pay the financing institution a predetermined amount and would repossess and sell the vehicle. No accrual has been made for possible losses since, in management's opinion on an aggregate basis, the

Company could sell the repossessed automobiles for amounts in excess of outstanding liabilities. The "pre-determined" amount that must be paid by the Company in the event of default is $20,460.

Guarantor of Third Party Obligations:

Under the terms of a cross-guarantee, cross-default, cross-collateralization agreement, the Company's leasing subsidiary is the guarantor of debt incurred by affiliated companies. In addition, the subsidiary is a guarantor on a mortgage of an entity which is wholly owned by officer-shareholders of the Company. The outstanding balance of the mortgage on December 31, 1997 is $844,737.

In addition, an officer shareholder has personally guaranteed leases purchased by the subsidiary from European American Bank. The balance due to European American Bank at December 31, 1997 is approximately $237,000.

Legal Proceedings

On November 22, 1996, the Company and two subsidiaries filed an action in the New York Supreme Court in Queens County indexed at 25678-96 and captioned "Fidelity Holdings, Inc., Computer Business Sciences, Inc. and 786710 (Ontario) Limited, Plaintiffs, versus Michael Marom and M. M. Telecom, Corp. "claiming damages of $5,000,000 for breach of contract, libel, slander, disparagement, violation of copyright laws, fraud and misrepresentation. On February 4, 1997 the Defendants filed an amended Answer, and a Counterclaim seeking damages of $50,000,000 for breach of contract and violation of the Lanham Act. The Plaintiffs have filed an Answer to the Counterclaim. Discovery has not yet commenced.

On September 18, 1996, the Company's subsidiary, 786710 (Ontario) Limited, the Company as owner of 786710, and the Baraks as the original principals of 786710, were sued in the Ontario Court (General Division) by Touch Tone Connections, indexed at 96-CU-111059. Touch Tone Connections seeks damages of CN$200,000 in connection with the installation, in 1995, of certain hardware and software claimed to have been faulty and not meeting the sales representation. All of the events occurred prior to the Company's acquisition of 786710 and the Baraks indemnified the Company against any such action.

The Company filed an action in the Supreme Court of the State of New York seeking a return of $100,000 paid and 160,000 shares of common stock issued to the sellers of the two patents referred to in Note 11. Such amounts were paid pursuant to a First Amendment to the Patent Sale and Purchase Agreement dated September 30, 1996 ("Patent Agreement Amendment"). The Patent Agreement Amendment was entered into in settlement of litigation brought by the Company against the sellers of the patents. Such litigation was for damages related to misrepresentations concerning additional development expenditures required in connection with the subject patents. The Company intends to reinstate its litigation to modify the purchase price of the relevant patents. Management believes that, whatever the outcome of any or all of the foregoing actions, there will be no material impact on the Company's assets, earnings or net worth.

In a related matter, the Company received notice from an individual claiming to have acquired, through foreclosure of a security interest, 12,000 shares of the Company's common stock originally issued to the sellers of the patents as discussed in the preceding paragraph. Such individual requested the Company to exchange his restricted certif icates for ones without restriction. Upon advice of counsel, the Company will not accede to this request until such time as the holder demonstrates compliance with the rules of the Securities Act of 1933 relating to the lifting of restrictions after the passage of time for the appropriate holder. This individual has also asserted a number of claims against the Company, including some related to the patent acquisition discussed in the preceding paragraph. The Company has been advised by counsel that such claims are without merit.

While it is not possible to determine the ultimate disposition of these proceedings, the Company believes that the outcome of such proceedings will not have a material adverse effect on the financial position or results of operations of the Company.

13) Related Party Transactions:

Approximately 13% in 1997 and 55% in 1996 of the Company's revenues derived from the sale of computer products and telecommunications equipment was from Nissko, a partner with the Company on a joint venture in which the Company owns 45%. The Company will receive 45% of the net revenues generated by the joint venture. The investment in the Joint Venture is recorded under the Equity Method of Accounting.

Amounts due affiliates are amounts owed by the Company's leasing subsidiary for advances made in the ordinary course of business from various entities which are wholly owned by the subsidiaries former stockholders. The advances are in the form of non-interest-bearing obligations with no specified maturity dates. The subsidiary also, purchased a substantial portion of its leased vehicles from affiliates.

The Company has a note receivable from an officer shareholder in the amount of $140,000 plus accrued interest of $8,400.

14) Warrants and Options:

      a) Warrants

In October 1996 the Company revised the Patent Purchase Agreement. Under the amendment the purchase price was changed form $500,000 in cash to a combination of $100,000 in cash and the balance in 80,000 unregistered units of the Company's securities. Each unit consisted of 2 shares of Common Stock and 2 warrants, each warrant being for the purchase of 1 share of the Company's common stock at an exercise price of $3.125 per share exercisable for one year which expired in October 1997.

In March 1996, the Company issued to Nissko Telecom, Inc. and its investors, warrants to purchase 1,500,000 shares of the Company's Common Stock at a price of $1.25 per share. In 1997 warrants to purchase 523,000 shares were exercised, leaving a balance of 977,000 outstanding. Of this amount, class B Warrants for 750,000 shares, which were exercisable thru March 19, 1998, were unexercised by that date, and, therefore, lapsed. In addition the Company issued warrants for the purchase of 100,000 shares, in connection with the Management agreement entered into when the Company acquired Major Fleet & Leasing Corp. The total number of warrants outstanding at December 31, 1997 was 1,077,000 exercisable at $1.25 per share.

      b)  Options

As required by FASB 123, the Company has determined the pro-forma information as if the Company had accounted for stock options granted since January 1,1996, under the fair value method of FASB 123. An option pricing model similar to the Black-Scholes was used with the following weighted average assumptions used for grants in the years 1997 and 1996, respectively; expected volatility of 80 percent; risk free interest rate of 6% and 5.5% respectively and expected lives of 5 years. The pro-forma effect of these options on net earnings was not material.

In consideration for certain financial services related to the planned acquisition of the Major Auto Group, the Company has issued options to purchase 50,000 shares of the Company's common stock for $4.50 per share, exercisable until May, 2002. These are the only options outstanding at December 31, 1997.

15) Preferred Stock:

Of the 2,000,000 shares of undesignated Preferred Stock authorized, to date the Company has designated 250,000 shares as the 1996-Major Series. The shares of the 1996-Major Series are voting, vote with the Common Stock and not as a separate class and each share has two votes per share reflecting the underlying conversion rate. The shares of the 1996 Major Series are convertible, with each share converting into two shares of Common Stock. In the event that a dividend is declared on the Common Stock, a dividend of twice the per share dividend on the Common Stock must be declared on the 1996-Major Series, again reflecting the underlying conversion rate. The shares are redeemable after December

31, 2001 at a price of $15.87 per share. The liquidation preference is ten dollars per share or a total of $2,500,000. Pursuant to an agreement between the Company and the preferred stockholders, the right of rescission (under certain circumstances), which was a part of the original agreement, has been rescinded.

Common Stock

In 1996 the Company issued at no cost to various employees, in recognition of their services in 1996, 4,200 shares of common stock. The value assigned to each of the relevant issues was $2.50 per share based on a discount determined by management to reflect the lack of marketability due to the fact that the shares are restricted securities.

The fair values of additional shares issued in connection with employment agreements will be charged as compensation expense (and capital in excess of par credited) ratably during each month of employment over which the shares will be earned, i.e. vest. Vesting periods are from three to five years from date of employment. Such common stock was issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act.

Pursuant to oral agreements entered into in January 1996, in connection with investment banking marketing services rendered to the Company, the Company in October 1996, upon the completion of these services issued 200,000 shares of its stock at its par value of $.01 per share. The gross proceeds to the Company from such sales were $2,000.00, which was considered to be the fair value in January 1996. Such common stock was issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act.

The warrants issued in connection with the management agreement referred to in
Note 14 are convertible into restricted shares at $1.25 per share, was separate and distinct from the Major Fleet acquisition and was performance based with no registration rights and could have been terminated. Therefore, a lower value was assigned to reflect a discount for marketability and risk.

In 1997, the Company issued 67,000 shares valued at $2.80 per share which was considered to be the fair value in connection with legal and financial services rendered in connection with the proposed acquisition of the Major Auto Group. The $187,600 value of the shares issued has been deferred and included in other assets which amount will be charged as part of the cost of acquisition at closing.

16) Business Segments

The Company currently operates in two industry segments:

      Computer and telephony products and leasing;

      It also has a plastics division currently in the development stage.
      The Company's operation by industry segment for the year ended December 31, 1997 is as follows:

                                   Industry
                                   --------
                              Computer    Leasing         Other     Consolidated
                              Products     Income
                            -----------  -----------   -----------   -----------

Revenues                     $2,909,251     $953,033            --    $3,862,284
                            -----------  -----------   -----------   -----------
Operating income                641,546      136,673            --       778,219
                            -----------  -----------   -----------   -----------
Interest expense                     --      121,092            --       121,092
                            -----------  -----------   -----------   -----------
Interest income                   8,400           87            --         8,487
                            -----------  -----------   -----------   -----------
Loss on joint venture                --           --       137,475       137,475
                            -----------  -----------   -----------   -----------
Income before income taxes                                              $528,139
                                                                     -----------

Capital expenditures            268,761      439,347            --       708,108
                            -----------  -----------   -----------   -----------
Depreciation and
amortization of property
and equipment                   203,193      291,925            --       495,118
                            -----------  -----------   -----------   -----------
Amortization of
other assets                         --           --       343,744       343,744
                            -----------  -----------   -----------   -----------
Identifiable assets           4,039,589    5,361,754            --     9,401,343
                            -----------  -----------   -----------   -----------

The Company's operation by industry segment for the year ended December 31, 1996 is as follows:

                                  Industry
                                  --------
                             Computer    Leasing         Other     Consolidated
                             Products     Income
                            ----------  -----------   -----------   -----------

Revenues                    $3,175,528  $   258,947            --   $ 3,434,475
                            ----------  -----------   -----------   -----------
Operating income             1,034,143      129,535            --     1,163,678
                            ----------  -----------   -----------   -----------
Interest expense                    --      (24,132)           --       (24,132)
                            ----------  -----------   -----------   -----------
Interest income                  2,920        6,910            --         9,830
                            ----------  -----------   -----------   -----------
Loss on joint venture                                     (32,410)      (32,410)
                            ----------  -----------   -----------   -----------
Income before income taxes                                          $ 1,116,966
                                                                    -----------
Capital expenditures           837,040      309,812            --     1,146,852
                            ----------  -----------   -----------   -----------
Depreciation and
amortization of property
and equipment                   63,980       59,349            --       123,329
                            ----------  -----------   -----------   -----------
Amortization of
other assets                        --           --       178,104       178,104
                            ----------  -----------   -----------   -----------
Identifiable assets          2,677,219    6,639,645            --     9,316,864
                            ----------  -----------   -----------   -----------

17) Planned Acquisitions:

The Company has entered into a letter of intent with Mr. Bruce Bendell, Chairman of the Board to acquire for stock and cash certain automobile dealerships, real estate and facilities subject to certain conditions.

In the third quarter of 1997, the Company made the decision to acquire from all of its master agents their rights to their respective territories and the Talkie Power Line Web Machines previously sold to them. The company believes that it can maximize its profitability by selling for itself the telephone minutes to the existing and additional territories. Negotiations are currently underway with each of the Company's master agents to finalize the memorandum of understanding with respect to these acquisitions.

18) Subsequent Events:

To finance the cash portion of the acquisition of dealerships and related properties, the Company has secured a loan commitment of 7.5 million from a third party lender. The loan will be secured by the assets acquired in the transaction and the borrower will be required to maintain certain financial covenants related to net worth and cash flow.

Also, to provide additional working capital, the Company is offering privately to a small number of accredited investors convertible debentures paying 10% interest and due in fourteen months. The minimum amount to be sold is $.5 million to a maximum of $1.5 million.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors
Fidelity Holdings, Inc.

      We have audited the consolidated balance sheets of Fidelity Holdings, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not examine the financial statements of Major Fleet & Leasing Corp. and 786710 Ontario Limited, both wholly-owned subsidiaries, which statements, after intercompany eliminations, reflect total assets of $3,270,885 as of December 31, 1997 and $4,299,354. as of December 31, 1996 and total revenue of $1,797,394 in 1997 and $796,602 in 1996. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Major Fleet & Leasing Corp. and 786710 Ontario Limited is based solely on the report of the other auditors.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

      In our opinion, based on our audit and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Holdings, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                          /s/ PETER C. COSMAS CO., CPA'S

                                          PETER C. COSMAS CO., CPA'S
New York, New York
March 31, 1998

                                   Signatures

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Fidelity Holdings, Inc.



Dated: April 8, 1998                By:/s/ Doron Cohen
                                       ---------------
                                       Doron Cohen, President


      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


     Signature                       Title                             Date
     ---------                       -----                             ----
/s/ Doron Cohen              Chief Executive Officer, President,   April 9, 1998
-------------------------    Treasure and Director
Doron Cohen


/s/ Bruce Bendell            Chairman of the Board                 April 9, 1998
------------------------
Bruce Bendell


/s/ Yossi Koren              Director                              April 9, 1998
------------------------
Yossi Koren

/s/ Glenn H. Bank            Secretary                             April 9, 1998
------------------------
Glenn H. Bank


/s/ Richard L. Feinstein     Chief Financial Officer               April 9, 1998
------------------------
Richard L. Feinstein