Form 10QSB
period 1998-03-31
FIDELITY HOLDINGS INC
filed 1998-05-20
CIK 1009779

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

|XX| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998 or

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                              ------------   -------------

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of the registrant's common stock outstanding as of May 19, 1998 was 7,245,700.

                   FIDELITY HOLDINGS, INC AND SUBSIDIARIES
                      CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998


                                                                       UNAUDITED

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

PART 1.   FINANCIAL INFORMATION
          Item 1. Financial Statements

                                     ASSETS
                                                              MARCH 31,   DECEMBER 31,
                                                                1998         1997
                                                              Unaudited     Audited
                                                              ---------   ------------
Current Assets:
    Cash and cash equivalents                                $  153,415   $  217,191
    Net Investment in direct financing leases, current        1,758,429    1,644,575
    Notes receivable - officer shareholder                      150,500      148,400
    Accounts receivable                                       1,807,037    1,650,919
    Inventories                                                 118,778      164,661
    Other current assets                                        420,975      375,172
                                                             ----------   ----------
        Total current assets                                  4,409,134    4,200,918
Net investment in direct financing leases,
   net of current portion                                       606,632      687,106
Property and equipment, net                                   1,154,456    1,236,513
Excess of costs over net assets acquired                      2,663,102    2,738,911
Other intangible assets                                         419,642      428,571
Other assets                                                     91,061      109,324
                                                             ----------   ----------
         Total assets                                        $9,344,027   $9,401,343
                                                             ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Notes payable bank                                      $  250,000   $  150,000
     Accounts payable                                           649,943      438,630
     Accrued expenses                                           172,717      400,677
     Current maturities of long-term debt                       496,350      575,185
     Deferred revenue                                            48,113       72,570
     Due to affiliates                                           99,342      143,926
                                                             ----------   ----------
           Total current liabilities                          1,716,465    1,780,988
Long-term debt, less current maturities                         518,521      427,387
Income taxes, deferred                                          562,000      583,000
Other                                                            90,808       85,233
                                                             ----------   ----------
          Total liabilities                                   2,887,794    2,876,608
Commitments
Stockholders' equity
      Preferred stock, .01 par value;
         2,000,000 shares authorized,
         250,000 shares issued and outstanding
         in 1998 and 1997                                         2,500        2,500
      Common stock, .01 par value
          50,000,000 shares authorized,
          6,895,700 shares issued and
          outstanding in 1998 and 1997                           68,957       68,957
Additional paid in capital                                    5,414,293    5,414,293
Cumulative translation adjustment                                   367          297
Retained earnings                                               970,116    1,038,688
                                                             ----------   ----------
            Total stockholders' equity                        6,456,233    6,524,735
                                                             ----------   ----------
            Total liabilities and stockholders' equity       $9,344,027   $9,401,343
                                                             ==========   ==========

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited

                                                    Three Months Ended March 31,
                                                          1998             1997
                                                     ---------      -----------
Revenues:
     Computer products and
       telecommunications equipment                  $ 331,128      $   957,864
     Leasing income                                    165,152          259,158
                                                     ---------      -----------
          Total revenues                               496,280        1,217,022
                                                     ---------      -----------
Operating expenses:
     Cost of products sold                             116,698          205,377
     Selling, general and
      administrative expenses
           Products                                    219,803          467,609
           Leasing                                     140,490          195,685
     Amortization of intangible assets                  84,738           59,500
                                                     ---------      -----------
                                                       561,729          928,171
                                                     ---------      -----------

Operating income (loss)                                (65,449)         288,851

Other income (expense)
     Interest expense                                  (26,223)         (43,228)
     Interest income                                     2,100              959
     Loss on joint venture                                  --           21,087
                                                     ---------      -----------
Income (loss) before provision (credit)
        for income taxes                               (89,572)         267,669
Provision (credit) for income taxes                    (21,000)          98,000
                                                     ---------      -----------
Net income (loss)                                    $ (68,572)     $   169,669
                                                     =========      ===========
Earnings (loss) per share
     Basic                                           $   (0.01)     $      0.03
     Diluted                                         $   (0.01)     $      0.03

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED


                                                                      Three Months Ended March 31,
                                                                              1998         1997
                                                                              ----         ----
Cash flows from operating activities:
       Net income (loss)                                                 $ (68,572)   $ 169,669
Adjustments to reconcile net income
            to net cash (used in) provided by
            operating activities:
        Amortization of intangible assets                                   84,738       59,500
        Depreciation                                                       100,311      101,861
        Deferred income taxes                                              (21,000)      64,000
(Increase) decrease in assets:
         Net investment in direct financing leases                         (33,380)      27,991
         Notes receivable                                                   (2,100)        (547)
         Accounts receivable                                              (156,118)    (418,866)
         Inventories                                                        45,883      278,650
         Other assets                                                      (27,540)    (139,069)
Increase (decrease) in liabilities:
          Accounts payable                                                 216,888      (51,751)
          Accrued expenses                                                (227,960)    (361,745)
          Accrued income taxes                                                  --       29,622
          Deferred revenue                                                 (24,457)      73,663
          Due to affiliates                                                (44,584)    (110,132)
                                                                         ---------    ---------
                Net Cash (used in)
                    operating activities                                  (157,891)    (277,154)
                                                                         ---------    ---------
Cash flows from investing activities:
           Additions to property and equipment                             (18,254)    (143,325)
                                                                         ---------    ---------
                 Net cash used in investing activities                     (18,254)    (143,325)
                                                                         ---------    ---------
Cash flows from financing activities:
           Line of credit                                                  100,000           --
           Proceeds from long-term debt                                    204,760       75,935
           Payments of long-term debt                                     (192,461)     (45,000)
           Proceeds from issuance of common
              stock and exercise of warrants net of expenses                    --          375
                                                                         ---------    ---------
                    Net cash provided by financing activities              112,299       31,310
                                                                         ---------    ---------
Effect of exchange rates on cash                                                70           --
                                                                         ---------    ---------
Net (decrease) in cash and cash equivalents                                (63,776)    (389,169)
Cash and cash equivalents, beginning of period                             217,191      574,486
                                                                         ---------    ---------
Cash and cash equivalents, end of period                                 $ 153,415    $ 185,317
                                                                         =========    =========
                Supplemental Disclosures Of Cash Flow Information:
                   Cash paid during the period for:
                        Interest                                         $  26,223       43,228
                        Income taxes                                     $      --           --


                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    Unaudited

                                   Preferred Stock      Common Stock       Additional   Retained        Currency        Total
                                   ---------------    -----------------     Paid in     Earnings       Translation   Stockholders'
                                   Shares   Amount    Shares     Amount     Capital     (Deficit)       Adjustment      Equity
                                   ------   ------    ------     ------     -------     ---------       ----------      ------


Balance
December 31, 1996                 250,000   $2,500   6,279,200   $62,792   $4,509,108   $   669,549       $264      $ 5,244,213

Issuance of Common
Stock pursuant to exercise
of warrants                            --       --     523,000     5,230      648,520            --         --          653,750

Effect of stock compensation
charge                                 --       --      93,500       935      256,665            --         --          257,600

Net income                             --       --          --        --           --       369,139         --          369,139

Translation adjustment                 --       --          --        --           --            --         33               33

Balance
                                  -------   ------   ---------   -------   ----------   -----------       ----      -----------
December 31, 1997                 250,000    2,500   6,895,700    68,957    5,414,293     1,038,688        297        6,524,735

Net loss                               --       --          --        --           --       (68,572)        --          (68,572)

Translation adjustment                 --       --          --        --           --            --         70               70

Balance
                                  -------   ------   ---------   -------   ----------   -----------       ----      -----------
March 31, 1998                    250,000   $2,500   6,895,700   $68,957   $5,414,293   $   970,116       $367      $ 6,456,233
                                  =======   ======   =========   =======   ==========   ===========       ====      ===========


NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

March 31, 1998

      Basis of Presentation

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company's financial position and its results of operations and cash flows as of the dates and for the periods indicated.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited December 31, 1997 financial statements and related notes included in the Company's Annual Report on Form 10-KSB. The results of operations for the three months are not necessarily indicative of the operating results for the full year.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three-Month Period Ended March 31, 1998 and 1997

      Revenues. Revenues for the three-month period in 1998 decreased $(720,742) or (59.2%) to $496,280. Revenue for the comparable period in 1997 was $1,217,022. The primary source of the decrease in revenues was the Computer Telephony and Telecommunications division. The revenues of this division decreased $(626,736) or (65.4%). This is a result of the Company's business plan, which is to discontinue sales to Master Agents and acquire the territorial rights and equipment of its existing Master Agents. Accordingly, the Company stopped selling to Master Agents during the third quarter of 1997 and has reached general agreement pursuant to memoranda of understanding with its existing Master Agents and is in the process of concluding definitive contractual arrangements.

      Cost of Sales. Cost of sales for the three months ended March 31, 1998, all of which relates to the Computer Telephony and Telecommunications division, was $116,698 compared with $205,377 in the comparable 1997 period. This decrease of $(88,679), or (43.2%), is consistent with the decrease in revenues related to the higher margin products sold by this division.

      Gross profit. Gross profit for the Computer Telephony and Telecommunications division in the 1998 period was $214,430, which represented a decrease of $(538,057), or (71.5%), from the prior comparable period's gross profit of $752,487. Additionally, gross profit as a percentage of sales in this division decreased to 64.8% in the 1998 first quarter compared with gross profit of 78.6% in the comparable prior quarter. This, again, is the result of the curtailment of higher gross profit sales to Master Agents that was begun in the third quarter of 1997.

      Selling, general and administrative expense. Selling, general and administrative expenses ("SG&A") decreased a total of $(303,001) to $360,293 in the 1998 period from $663,294 for the first three months of 1997. Of this decrease, $(247,806) relates to the Computer Telephony and Telecommunications division and $(55,195) is from the Leasing division. SG&A for the Computer Telephony and Telecommunications division decreased from $467,609 for the first three month of 1997 to $219,803 for the first three months of 1998, a decrease of (53.0%). This decrease is reflective of the reduced level of activity associated with the Company's Master Agents in the first quarter of 1998. The decrease of $(55,195), or (28.2%) in SG&A to $140,490 for the Leasing division in the first quarter of 1998 from $195,685 in the comparable prior period is reflective of both operating efficiencies and a reduced level of activities.

      Interest expense. Interest expense decreased by $(17,005) to $26,223 in the 1998 first quarter, compared with interest expense of $43,228 incurred in the first quarter of 1997. This is reflective of the decreased activity in the Leasing division.

      Income on joint venture. The joint venture with Nissko Telecom showed no gain or loss during the 1998 period, compared with income of $21,087 in the comparable prior period.

Liquidity and Capital Resources - March 31, 1998

      The Company's primary source of liquidity for the three months ended March 31, 1998 was $95,477 from its net loss of $(68,572), as offset and adjusted by non-cash charges which aggregated $164,049. This net increase in cash was more than offset by (a) the net increase of assets of $173,255 (primarily from the increase in accounts receivable of $156,118) and (b) a net decrease in liabilities amounting to $80,113, resulting primarily from decreases in deferred revenues of $24,457 and due to affiliates of $44,584. The net result was a use of cash in operating activities of $157,891.

      The Company's investing activities, i.e., additions to property and equipment, used cash of $18,254, which was more than offset by net cash provided by financing activities, which aggregated $112,299. Of the net cash provided by financing activities, $100,000 was provided by the Company's bank line of credit.

      The foregoing activities, i.e. operating, investing and financing, together with a $70 exchange rate effect, resulted in a net cash decrease of $63,776 for the three months ended March 31, 1998.

      In April, 1998, the Company began offering, to a limited number of accredited investors, convertible, subordinated debentures in the aggregate principal amount of $1.5 million. Through May 15, 1998, $600,000 of such debentures had been sold.

      On May 14, 1998, the Company completed its planned acquisition of the Major Auto Group, Inc. ("Major Auto") and related real estate for approximately $14.7 million in cash and equity, including closing and due diligence costs. Financing for the cash portion of the acquisition was obtained from Falcon Financial LLC, a third-party lender, with a loan in the amount of $7.5 million, payable over fifteen years.

      The Company believes that the cash generated from existing operations and its new automotive division, together with existing cash, available credit from its current lenders, including banks and floor planning, and the completion of its debenture offering, as well as future securities offerings will be sufficient to finance its current operations, planned expansion and internal growth for at least the next twenty-four months.

      The Combined Financial Statements and related notes thereto for Major Auto and pro forma combining financial statements for Major Auto and the Company will be filed by amendment to this Quarterly Report, as soon as practicable after they become available to the Company.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      The Company is not engaged in any litigation other than as previously reported.

Item 2. Changes in Securities

      None

Item  3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

      Exhibit 27. Financial Data Schedule

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             FIDELITY HOLDINGS, INC.

Date: May 19, 1998            /s/ Bruce Bendell
                             ----------------------------
                                 Bruce Bendell, President/CEO