Form 10QSB
period 1998-06-30
FIDELITY HOLDINGS INC
filed 1998-08-14
CIK 1009779

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998 or

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of the registrant's common stock outstanding as of August 7, 1998 was 7,278,600.

Part 1. FINANCIAL INFORMATION

      Item 1. Financial Statements

                     FIDELITY HOLDINGS, INC AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998

                                                                       UNAUDITED

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                 SIX MONTHS    THREE MONTHS
                                                                    ENDED JUNE 30, 1998
                                                                    -------------------
Cash flows from operating activities:
   Net income                                                  $   462,312    $   530,884
Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
   Amortization of intangible assets                               246,375        161,637
   Depreciation                                                    245,298        144,987
   Deferred income taxes                                           190,000        211,000
(Increase) decrease in assets:
   Net investment in direct financing leases                      (222,222)      (188,842)
   Notes receivable                                                 (2,100)            --
   Accounts receivable                                          (3,323,760)    (3,167,642)
   Inventories                                                   5,154,798      5,108,915
   Other assets                                                   (128,990)      (101,450)
Increase (decrease) in liabilities:
   Notes, accounts payable and accrued expenses                 (3,677,388)    (3,666,316)
   Customer deposit                                                (19,641)       (19,641)
   Deferred revenue                                                (29,024)        (4,567)
   Due to affiliates                                              (143,926)       (99,342)
                                                               -----------    -----------
      Net Cash provided (used) by operating activities          (1,248,268)    (1,090,377)
                                                               -----------    -----------
Cash flows from investing activities:
   Decrease in property and equipment                              414,699        432,953
   Acquisition of Major Auto Group net of cash
      acquired                                                  (6,838,901)    (6,838,901)
                                                               -----------    -----------
      Net cash used in investing activities                     (6,424,202)    (6,405,948)
                                                               -----------    -----------
Cash flows from financing activities:
   Proceeds from long-term debt-net                              8,844,372      8,732,003
                                                               -----------    -----------
      Net cash provided by financing activities                  8,844,372      8,732,003
                                                               -----------    -----------
Net increase (decrease) in cash and  cash equivalents            1,171,902      1,235,678
Cash and cash equivalents, beginning of period                     217,191        153,415
                                                               -----------    -----------
Cash and cash equivalents, end of period                       $ 1,389,093    $ 1,389,093
                                                               ===========    ===========

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                 SIX MONTHS    THREE MONTHS
                                                                    ENDED JUNE 30, 1997
                                                                    -------------------
Cash flows from operating activities:
   Net income (loss)                                           $   508,738    $   339,069
Adjustments to reconcile net income (loss) to net cash
      (used in) provided by operating activities:
   Amortization of intangible assets                               156,234         78,117
   Depreciation                                                    264,758        162,897
   Deferred income taxes                                          (114,000)      (178,000)
(Increase) decrease in assets:
   Net investment in direct financing leases                       134,071        106,080
   Notes receivable                                                  2,659          3,206
   Accounts receivable                                            (626,363)      (207,497)
   Inventories                                                     941,571      1,062,921
   Other assets                                                    (44,266)        94,803
Increase (decrease) in liabilities:
   Accounts payable                                                160,361        227,283
   Accrued expenses                                               (461,639)       (82,069)
   Accrued income taxes                                            338,622        309,000
   Deferred revenue                                                   (908)       (74,751)
   Due to affiliates                                            (1,258,906)    (1,148,774)
                                                               -----------    -----------
      Net Cash provided (used) by operating activities                 932        692,285
                                                               -----------    -----------
Cash flows from investing activities:
   Additions to property and equipment                             413,663      1,170,338
                                                               -----------    -----------
      Net cash used in investing activities                        413,663      1,170,338
                                                               -----------    -----------
Cash flows from financing activities:
   Payments on  long-term debt-net                                (184,777)       270,089
   Proceeds from issuance of common
   stock and deposits for exercise of warrants                     695,750        695,375
                                                               -----------    -----------
      Net cash provided by financing activities                    510,973        965,464
                                                               -----------    -----------
Net increase (decrease) in cash and  cash equivalents               98,242        487,411
Cash and cash equivalents, beginning of period                     574,486        185,317
                                                               -----------    -----------
Cash and cash equivalents, end of period                       $   672,728    $   672,728
                                                               ===========    ===========

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    Unaudited

                                          1997 MAJOR                   1996 MAJOR
                                        Preferred Stock               Preferred Stock               Common Stock          Additional
                                        ---------------               ---------------               ------------           Paid in
                                     Shares          Amount        Shares        Amount         Shares          Amount     Capital
                                     ------          ------        ------        ------         ------          ------     -------
Balance
December 31, 1996                       --      $      --          250,000    $     2,500      6,279,200    $    62,792  $ 4,509,108

Issuance of Common
Stock pursuant to exercise
of warrants                             --             --             --             --          523,000          5,230      648,520

Effect of stock compensation
charge                                  --             --             --             --           93,500            935      256,665

Net income                              --             --             --             --             --             --           --

Translation adjustment                  --             --             --             --             --             --           --

Balance                        -------------------------------------------    -----------      ---------    -----------  -----------
December 31, 1997                       --             --          250,000          2,500      6,895,700         68,957    5,414,293

Net income                              --             --             --             --             --             --           --

Translation adjustment                  --             --             --             --             --             --           --

Issuance of 1997 Preferred
stock for the acquisition of
Major Automotive Group               900,000          9,000           --             --             --             --      5,991,000

Issuance of Common Stock
for compensation and security
deposit                                 --             --             --             --          365,900          3,659    1,214,788

Balance                        -----------------------------------------------------------------------------------------------------
June 30, 1998                        900,000    $     9,000        250,000    $     2,500      7,261,600    $    72,616  $12,620,081
                               =====================================================================================================

                                     Retained       Currency          Total
                                     Earnings     Translation     Stockholders'
                                     (Deficit)     Adjustment        Equity
                                     ---------     ----------        ------

Balance
December 31, 1996                  $   669,549    $       264    $ 5,244,213

Issuance of Common
Stock pursuant to exercise
of warrants                               --             --          653,750

Effect of stock compensation
charge                                    --             --          257,600

Net income                             369,139           --          369,139

Translation adjustment                    --               33             33

Balance                            -----------    -----------    -----------
December 31, 1997                    1,038,688            297      6,524,735

Net income                             462,312           --          462,312

Translation adjustment                    --               85             85

Issuance of 1997 Preferred
stock for the acquisition of
Major Automotive Group                    --             --        6,000,000

Issuance of Common Stock
for compensation and security
deposit                                   --             --        1,218,447

Balance                        ---------------------------------------------
June 30, 1998                      $ 1,501,000    $       382    $14,205,579
                               =============================================

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                             JUNE 30,     DECEMBER 31,
                                                              1998           1997
                                                            UNAUDITED       AUDITED
                                                            ---------       -------
Current Assets:
   Cash and cash equivalents                              $ 1,389,093    $   217,191
   Net Investment in direct financing leases, current       1,617,955      1,644,575
   Notes receivable - officer shareholder                     150,500        148,400
   Accounts receivable                                     10,526,787      1,650,919
   Inventories                                             13,264,455        164,661
   Due from related parties                                   897,151           --
   Other current assets                                     1,483,842        375,172
                                                          -----------    -----------
      Total current assets                                 29,329,783      4,200,918
Net investment in direct financing leases,
   net of current portion                                     935,948        687,106
Property and equipment, net                                 5,100,602      1,236,513
Goodwill                                                    5,111,710      2,738,911
Other intangible assets - patents, customer lists,
   favorable lease and franchise value                      6,535,714        428,571
Other assets                                                  551,552        109,324
                                                          -----------    -----------
      Total assets                                        $47,565,309    $ 9,401,343
                                                          ===========    ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable                                          $18,021,518    $   150,000
   Accounts payable and accrued expenses                    3,817,318        839,307
   Current maturities of long-term debt                       582,075        575,185
   Customer deposits                                          700,643           --
   Deferred revenue                                            43,546         72,570
   Due to affiliates                                             --          143,926
                                                          -----------    -----------
      Total current liabilities                            23,165,100      1,780,988
Long-term debt, less current maturities                     9,264,869        427,387
Income taxes deferred                                         773,000        583,000
Other                                                         156,761         85,233
                                                          -----------    -----------
      Total liabilities                                    33,359,730      2,876,608
Commitments
Stockholders' equity
      Preferred stock, .01 par value;
         2,000,000 shares authorized,
         250,000 shares issued and outstanding
         in 1998 and 1997                                       2,500          2,500
      Preferred stock, .01 par value;
         1997 Major, 900,000 shares issued and
         outstanding in 1998 none in 1997                       9,000           --
      Common stock, .01 par value
         50,000,000 shares authorized,
         7,261,600 shares issued and
         outstanding in 1998 and
         6,895,700 in 1997                                     72,616         68,957
Additional paid in capital                                 12,620,081      5,414,293
Cumulative translation adjustment                                 382            297
Retained earnings                                           1,501,000      1,038,688
                                                          -----------    -----------
            Total stockholders' equity                     14,205,579      6,524,735
                                                          -----------    -----------
            Total liabilities and stockholders' equity    $47,565,309    $ 9,401,343
                                                          ===========    ===========

                     FIDELITY HOLDINGS INC, AND SUBSIDIARIES

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

                                  June 30, 1998

      1. Basis of Presentation

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company's financial position and its results of operations and cash flows as of the dates and for the periods indicated.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited December 31, 1997 financial statements and related notes included in the Company's 10KSB. The results of operations for the six months are not necessarily indicative of the operating results for the full year.

      2. Major Auto Group

On May 14, 1998, the Company acquired the Major Automotive Group, comprised of five franchise automobile dealers. The acquisition which was accounted for as a purchase pursuant to Accounting Principles Board Opinion Number 16, was accomplished by payment of $7,000,000 in cash, the incurrence of $500,000 in merger- related expenses and the issuance of 900,000 shares of the Company's Convertible Preferred Stock ("1997-MAJOR Preferred"). Such shares are convertible, by their terms, into 1,800,000 shares of the Company's Common Stock. Such common shares were valued at $3.33 per share at the time the transaction was agreed to. The valuation was based on fair market value of the Company's freely trading shares and considered such factors as restrictions and blockage. The number of shares was determined, in accordance with the acquisition agreement, as the greater of (I) 1,800,000 shares and (ii) that number of shares of Common Stock that had a market value of $6,000,000. Together, the cash payment plus the 1997-Major Preferred stock and the merger related expenses, represent a purchase price of approximately $14 million. The assets and liabilities of Major were recorded at their historical book value. The real property, acquired from the principals of Major as part of the transaction, was recorded at its actual cash cost of $3.4 million.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The discussion below contains, in addition to historical information, forward- looking statements that involve risks and uncertainty. The Company's actual results could differ significantly from the results discussed in the forward-looking statements.

      The Company

      On May 14, 1998, the Company, a holding company whose primary purpose is the acquisition and development of synergistic technological and telecommunications businesses as well as the consolidation of the retail automotive industry, acquired, from a related party, the Major Automotive Group of dealerships ("Major Auto") and related real estate for approximately $14 million in cash and stock.

As a result of the acquisition of Major Auto, which now comprises the Company's Automotive division, the Company is now one of the largest volume retailers in New York City of new and used vehicles. The Automotive division consists of the following Major Auto dealerships, all of which are located in Queens, New York:
(i) Chevrolet; (ii) Chrysler and Plymouth; (iii) Dodge; (iv) Jeep; and (v) Subaru. The acquisition was accounted for as a purchase. Accordingly, the consolidated results of operations of the Company include the results from Major Auto only since the date of acquisition on May 14, 1998.

Results of Operations - Six-Month Period Ended June 30, 1998 and 1997

      Revenues. Revenues for the six-month period ended June 30, 1998 increased approximately $24.6 million or 1,000% over the comparable prior period to $27,060,472. Revenue for the comparable period in 1997 was $2,477,656. The primary source of the increase in revenues was the approximate $26.1 million generated by Major Auto since May 14, 1998. This increase was offset, in part, primarily by the decrease in revenues from the Computer Telephony and Telecommunications division. The revenues of this division decreased $(1,414,795) or (71.2%). This is a result of the Company's modified business plan, which is to discontinue sales to Master Agents and acquire the territorial rights and equipment of its existing Master Agents. Accordingly, the Company stopped selling to Master Agents during the third quarter of 1997 and has reached general agreement with its existing Master Agents and is concluding definitive contractual arrangements to acquire their territorial rights and equipment.

      Cost of Sales. The net cost of sales increase for the six months ended June 30, 1998 of approximately $23.3 million or 5,000% is primarily attributable to the automotive division which had a cost of sales of $23,026,967 since its acquisition on May 14, 1998. This was partially offset by a decrease in cost of sales in the Computer Telephony and Telecommunications division. The cost of sales in that division in the 1998 period was $304,180 compared with $426,779 in the comparable 1997 period. This decrease of $(122,599), or (28.7%), is consistent with the decrease in revenues related to the higher margin products sold by this division.

      Gross profit. Gross profit showed a net increase of $1,789,044, or 114.6%, to $3,350,293 in the six months ended June 30, 1998 from $1,561,249 in the corresponding prior year's period. In the 1997 period, all of the gross profit was generated by the Computer Telephony and Telecommunications division. The gross profit from the Automotive division accounted for $3,081,240 of the 1998 net increase. This Automotive division increase was partially offset by a decrease in the gross profit for the Computer Telephony and Telecommunications division in the 1998 six-month period of $(1,292,196), or (82.8%) to $269,053.
Gross profit as a percentage of sales in the Automotive division was 11.8% since the acquisition of Major Auto on May 14, 1998. Gross profit as a percentage of sales in the Computer Telephony and Telecommunications division decreased to 46.9% in the 1998 first half-year, compared with gross profit of 78.5% in the comparable prior period. This, again, is the result of the curtailment of higher gross profit sales to Master Agents that was begun in the third quarter of 1997.

      Selling, general and administrative expense. Selling, general and administrative expenses ("SG&A") increased a total of $1,362,778, or 120.4%, to $2,494,486 in the six months ended June 30, 1998 from $1,137,108 from the comparable period in 1997. Of this net increase, $1,808,710 relates to the Company's Automotive division acquired on May 14, 1998, a decrease of $(468,085) relates to the Computer Telephony and Telecommunications division and an increase of $22,153 is from the Leasing division. SG&A for the Computer Telephony and Telecommunications division decreased from $767,132 for the first half of 1997 to $299,047 for the six months ended June 30, 1998, a decrease of (61.0%). This decrease is reflective of the reduced level of activity associated with the Company's Master Agents in the first half of 1998. The increase of only $22,153, or 6.1% in SG&A to $386,729 for the Leasing division in the first half of 1998 from $364,576 in the comparable prior period is reflective of both operating efficiencies and a reduced level of activities.

      Interest expense. Interest expense increased by $2,65,828 to $339,552 in the first six months of 1998, from interest expense of $73,724 incurred in the comparable period in 1997. This is primarily related to the floor plan interest in the Company's Automotive division of $185,989 and interest incurred in financing the acquisition of Major Auto amounting to $101,800, partially offset by a decrease in the Leasing division's interest cost as a result of decreased activity in that division.

      Income on joint venture. The joint venture with Nissko Telecom showed no gain or loss during the 1998 period, compared with income of $52,055 in the comparable prior period.

Results of Operations - Three-Month Period Ended June 30, 1998 and 1997

      Revenues. Revenues for the three-month period ended June 30, 1998 increased approximately $25.3 million or more than 2,000% to $26,564,192. Revenue for the comparable period in 1997 was $1,260,634. The primary source of the increase in revenues was the $26,108,207 generated by Major Auto since May 14, 1998. This was offset, in part, by the decrease in revenues from the Computer Telephony and Telecommunications division. The revenues of this division decreased $(788,059), or (76.5%). This resulted from the Company's planned curtailment of sales to Master Agents. Revenues for the Leasing division decreased by $(16,590), or (7.2%), to $213,880 in the current quarter from $230,470 in the prior year's comparable quarter.

      Cost of Sales. The net cost of sales increase for the three months ended June 30, 1998 of almost $23.2 million, or more than 10,000% is primarily attributable to the Automotive division which had a cost of goods sold of $23,026,967 since May 14, 1998. This increase was partially offset by a decrease in cost of sales in the Computer Telephony and Telecommunications division. The cost of sales in that division in the three-month 1998 period was $187,482, compared with $221,402 in the comparable 1997 period. This decrease of $(33,920), or (15.3%), is consistent with the decrease in revenues related to the higher margin products sold by this division.

      Gross profit. Gross profit showed a net increase of $2,327,101, or 287.7%, to $3,135,863 in the three months ended June 30, 1998 from $808,762 in the corresponding prior year's period. In the 1997 period, all of the gross profit was generated by the Computer Telephony and Telecommunications division. The gross profit from the Automotive division accounted for $3,081,240 of the 1998 net increase. This Automotive division increase was partially offset by a decrease in the gross profit for the Computer Telephony and Telecommunications division in the 1998 second quarter period of $(754,139), or (93.2%) to $54,623. Gross profit as a percentage of sales in the Automotive division was 11.8% since the acquisition of Major Auto on May 14, 1998. Gross profit as a percentage of sales in the Computer Telephony and Telecommunications division decreased to 22.6% in the 1998 second quarter, compared with gross profit of 78.5% in the comparable prior period. This, again, is the result of the curtailment of higher gross profit sales to Master Agents that began in the third quarter of 1997.

      Selling, general and administrative expense. SG&A expenses increased a net total of $1,665,779, or 355.6%, to $2,134,193 in the three months ended June 30, 1998 from $468,414 for the comparable period in 1997. Of this net increase, $1,808,710 relates to the Company's Automotive division acquired on May 14, 1998, a decrease of $(220,279) relates to the Computer Telephony and Telecommunications division and an increase of $77,348 is from the Leasing division. SG&A for the Computer Telephony and Telecommunications division decreased from $318,140 for the second quarter of 1997 to $79,244 for the three months ended June 30, 1998, a decrease of (75.1%). This decrease is reflective of the reduced level of activity associated with the Company's Master Agents in the second quarter of 1998. The increase in the Leasing division's SG&A expense of $77,348 is an increase of 45.8% to $246,239 in the second quarter of 1998 from $168,891 in the comparable prior period.

      Interest expense. Interest expense increased by $282,833 to $313,329 in the second quarter of 1998, compared with interest expense of $30,496 incurred in the comparable period in 1997. This is primarily related to the floor plan interest of the Major Auto Group and the interest incurred on the financing of that acquisition, aggregating $287,789, which was partially offset by a decrease in the Leasing division's interest cost as a result of decreased activity in that division.

      Income on joint venture. The joint venture with Nissko Telecom showed no gain or loss during the 1998 period, compared with income of $30,968 in the comparable prior period.

Assets, Liquidity and Capital Resources - June 30, 1998

      Primarily as a result of the acquisition of Major Auto, the Company's total assets increased to approximately $47.5 million at June 30, 1998 from approximately $9.4 million at December 31, 1997. For the same reason, stockholders' equity increased to approximately $14.2 million from $6.5 million at December 31, 1997.

      The Company's primary source of liquidity for the six months ended June 30, 1998 was $1,143,985 from its net income of $462,312, as adjusted by non-cash charges which aggregated $681,673. This net increase in cash was more than offset by the net effect of (a) a decrease in liabilities of $3,869,979 (primarily related to Major Auto's floor plan notes), less (b) the net decrease of assets of $1,477,726 (primarily from the decrease in the Automotive division's inventory of $5,154,798 following the acquisition of Major Auto which was substantially offset by an increase in accounts receivable of $3,323,760). The combination of record new and used cars sales for Major Auto during this period, coupled with a strike at General Motors, which restricted the Company's ability to obtain replacement cars for inventory, was the primary reason for the significant inventory and floor planning decreases and the related increase in accounts receivable. The net result of all of the foregoing was a use of cash in operating activities of $1,248,268.

      The Company's investing activities had a net use of cash of $6,424,202. The most significant component of this use was the acquisition of Major Auto, which used net cash of $6,838,901. This use was partially offset by a decrease in property, plant and equipment aggregating $414,619. All of this was more than offset by net cash provided by financing activities, which aggregated $8,844,372, from the net proceeds of long-term debt. The primary sources of such debt were (1) the loan of $7,500,000 from a third-party which was used to acquire Major Auto and its related real estate and (2) the proceeds of $600,000 from the sale of convertible, subordinated debentures to a limited number of accredited investors.

      The foregoing activities, i.e. operating, investing and financing, resulted in a net cash increase of $1,171,902 for the six months ended June 30, 1998.

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

                            PART II - OTHER INFMATION

Item 1. Legal Proceedings

      The Company is not engaged in any litigation other than as previously reported.

Item 2. Changes in Securities

      None

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      The Company filed a report on Form 8-K on May 29, 1998 in connection with the acquisition of Major Auto. The Company filed amendments to its report on Form 8-K on June 9, 1998 and June 18, 1998 containing the financial information required by Item 7(a) of Form 8-K. The Form 8-K and the amendments thereto are incorporated herein by reference.

      Exhibit 27. Financial Data Schedule

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FIDELITY HOLDINGS, INC.


Date: August 14, 1998                      /s/ Bruce Bendel
                                         -----------------------------------
                                           Bruce Bendell, President/CEO