Form 10QSB
period 1998-09-30
FIDELITY HOLDINGS INC
filed 1998-11-13
CIK 1009779

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
|X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998 or

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

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of the registrant's common stock outstanding as of November 3, 1998 was 7,575,600.

Part 1. FINANCIAL INFORMATION

      Item 1. Financial Statements

FIDELITY HOLDINGS, INC AND SUBSIDIARIES CONSOLIDATED FINANCIAL
STATEMENTS September 30, 1998 (UNAUDITED)

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                          SEPT. 30,    DECEMBER 31,
                                                             1998          1997
                                                          UNAUDITED      AUDITED
                                                          ---------      -------
Current Assets:
  Cash and cash equivalents                              $ 1,086,819   $   217,191
  Net Investment in direct financing leases, current       1,859,771     1,644,575
  Notes receivable - officer shareholder                     150,500       148,400
  Accounts receivable                                      5,667,757     1,650,919
  Inventories                                             12,603,254       164,661
  Due from related parties                                 1,058,772            --
  Other current assets                                     1,941,875       375,172
                                                         -----------   -----------
      Total current assets                                24,368,748     4,200,918
Net investment in direct financing leases,
  net of current portion                                   1,020,673       687,106
Property and equipment, net                                5,156,377     1,236,513
Goodwill                                                   5,087,440     2,738,911
Other intangible assets - patents, customer lists,
  favorable lease and franchise value                      6,349,151       428,571
Other assets                                                 965,357       109,324
                                                         -----------   -----------
      Total assets                                       $42,947,746   $ 9,401,343
                                                         ===========   ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable                                          $13,260,611   $   150,000
  Accounts payable and accrued expenses                    3,499,940       839,307
  Current maturities of long-term debt                       596,777       575,185
  Customer deposits                                          333,892            --
  Deferred revenue                                            24,396        72,570
  Due to affiliates                                               --       143,926
                                                         -----------   -----------
      Total current liabilities                           17,715,616     1,780,988
Long-term debt, less current maturities                    8,780,511       427,387
Income taxes deferred                                      1,011,000       583,000
Other                                                        160,972        85,233
                                                         -----------   -----------
      Total liabilities                                   27,668,099     2,876,608
Commitments
Stockholders' equity
  Preferred stock, .01 par value;
    2,000,000 shares authorized,
    250,000 shares issued and outstanding
    in 1998 and 1997                                           2,500         2,500
  Preferred stock, .01 par value;
    1997 Major, 900,000 shares issued and
    outstanding in 1998 none in 1997                           9,000            --
  Common stock, .01 par value
    50,000,000 shares authorized,
    7,574,600 shares issued and
    outstanding in 1998 and
    6,895,700 in 1997                                         75,746        68,957
Additional paid in capital                                13,242,951     5,414,293
Cumulative translation adjustment                                389           297
Retained earnings                                          1,949,061     1,038,688
                                                         -----------   -----------
      Total stockholders' equity                          15,279,647     6,524,735
                                                         -----------   -----------
      Total liabilities and stockholders' equity         $42,947,746   $ 9,401,343
                                                         ===========   ===========

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 NINE MONTHS ENDED SEPT. 30,    THREE MONTHS ENDED SEPT. 30,
                                                    1998            1997            1998            1997
                                                ------------    ------------    ------------    ------------
Revenues:
  Computer products                             $    887,031    $  2,752,256    $    313,798    $    764,228
  Automobile dealerships                          62,683,363              --      36,575,156              --
  Leasing income                                     743,820         776,671         364,788         287,043
                                                ------------    ------------    ------------    ------------

    Total revenues                                64,314,214       3,528,927      37,253,742       1,051,271
                                                ------------    ------------    ------------    ------------

Operating expenses:
  Cost of products sold
    Computer products                                469,727         622,398         165,547         195,619
    Automobile dealerships                        54,323,663              --      31,296,696              --
  Selling, general and administrative expense                                             --
    Computer products                                987,294       1,276,557         688,247         509,425
    Automobile dealerships                         5,637,825              --       3,829,115              --
    Leasing                                          418,974         528,653          32,245         164,077
  Amortization of intangible assets                  484,914         234,366         238,539          78,132
                                                ------------    ------------    ------------    ------------
                                                  62,322,397       2,661,974      36,250,389         947,253
                                                ------------    ------------    ------------    ------------

Operating income                                   1,991,817         866,953       1,003,353         104,018

Other income (expense)
  Interest expense                                  (657,144)       (105,505)       (317,592)        (31,781)
  Interest income                                      3,700          10,922             300             450
  Income on joint venture                                             53,668              --           1,613
                                                ------------    ------------    ------------    ------------

Income before provision for income taxes           1,338,373         826,038         686,061          74,300

Provision for income taxes                           428,000         267,000         238,000          24,000
                                                ------------    ------------    ------------    ------------

Net income                                      $    910,373    $    559,038    $    448,061    $     50,300
                                                ============    ============    ============    ============

Earnings per share
    Basic                                       $       0.13    $       0.09    $       0.06    $       0.01
                                                ============    ============    ============    ============

    Diluted                                             0.10            0.08            0.05            0.01
                                                ============    ============    ============    ============

Shares used in computing earnings per share:
       Basic                                       7,149,082       6,351,700       7,353,611       6,351,700
                                                ------------    ------------    ------------    ------------
       Diluted                                     9,449,082       6,851,700       9,653,611       6,851,700
                                                ------------    ------------    ------------    ------------

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    Unaudited

                                         1997 MAJOR                1996 MAJOR
                                       Preferred Stock           Preferred Stock         Common Stock
                                       ---------------           ---------------     ---------------------    Additional
                                                                                                                Paid in
                                    Shares         Amount       Shares     Amount       Shares      Amount      Capital
                                    ------         ------       ------     ------       ------      ------      -------
Balance
December 31, 1996                        --            --       250,000   $  2,500     6,279,200   $ 62,792   $ 4,509,108

Issuance of Common
Stock pursuant to exercise
of warrants                              --            --            --         --       523,000      5,230       648,520

Effect of stock compensation
charge                                   --            --            --         --        93,500        935       256,665

Net income                               --            --            --         --            --         --            --

Translation adjustment                   --            --            --         --            --         --            --

Balance
                                    -----------------------------------   --------    ----------   --------   -----------
December 31, 1997                        --            --       250,000      2,500     6,895,700     68,957     5,414,293

Net income                               --            --            --         --            --         --            --

Translation adjustment                   --            --            --         --            --         --            --

Issuance of 1997 Preferred
stock for the acquisition of
Major Automotive Group              900,000         9,000            --         --            --         --     5,991,000


Issuance of Common Stock
for compensation and security
deposit                                  --            --            --         --       678,900      6,789     1,837,658


Balance
                                    -------------------------------------------------------------------------------------
September 30, 1998                  900,000   $     9,000       250,000   $  2,500     7,574,600   $ 75,746   $13,242,951
                                    =====================================================================================

                                                  Currency         Total
                                      Retained   Translation   Stockholders'
                                      Earnings   Adjustment        Equity
                                      --------   ----------        ------
Balance
December 31, 1996                   $   669,549   $    264      $ 5,244,213

Issuance of Common
Stock pursuant to exercise
of warrants                                  --         --          653,750

Effect of stock compensation
charge                                       --         --          257,600

Net income                              369,139         --          369,139

Translation adjustment                       --         33               33

Balance
                                    -----------   --------      -----------
December 31, 1997                     1,038,688        297        6,524,735

Net income                              910,373         --          910,373

Translation adjustment                       --         92               92

Issuance of 1997 Preferred
stock for the acquisition of
Major Automotive Group                       --         --        6,000,000


Issuance of Common Stock
for compensation and security
deposit                                      --         --        1,844,447


Balance
                                    ----------------------      -----------
September 30, 1998                  $ 1,949,061   $    389      $15,279,647
                                    ======================      ===========

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                       NINE MONTHS                   THREE MONTHS
                                                                   ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                                    1998           1997           1998           1997
                                                                -----------    -----------    -----------    -----------
Cash flows from operating activities:
    Net income                                                  $   910,373    $   559,038    $   448,061    $    50,300
Adjustments to reconcile net income
      to net cash (used in) provided by operating activities:
    Non cash charges                                                126,007         83,502        126,007         41,502
    Amortization of intangible assets                               484,914        234,366        238,539        119,964
    Depreciation                                                    376,120        384,722        130,822        (35,000)
    Deferred income taxes                                           428,000       (149,000)       238,000         78,132
(Increase) decrease in assets:
    Net investment in direct financing leases                      (548,763)       215,674       (326,541)        81,603
    Notes receivable                                                 (2,100)         2,659             --             --
    Accounts receivable                                           1,535,270     (1,138,502)     4,859,030       (512,139)
    Inventories                                                   5,815,999        991,509        661,201         49,938
    Other assets                                                   (690,155)       (78,641)      (561,165)       (34,375)
Increase (decrease) in liabilities:
    Notes, accounts payable and accrued expenses                 (8,751,462)      (159,668)    (5,074,074)      (197,012)
    Customer deposits                                              (386,392)            --       (366,751)            --
    Deferred revenue                                                (48,174)        (7,615)       (19,150)        (6,707)
    Due to affiliates                                              (143,926)    (1,277,704)            --        (18,798)
                                                                -----------    -----------    -----------    -----------
      Net Cash provided (used) by operating activities             (894,289)      (339,660)       353,979       (382,592)
                                                                -----------    -----------    -----------    -----------
Cash flows from investing activities:
    (Increase) Decrease in property and equipment                   228,102       (465,644)      (186,597)       (51,981)
    Acquisition of Major Auto Group net of cash acquired         (6,838,901)            --             --             --
                                                                -----------    -----------    -----------    -----------
      Net cash used in investing activities                      (6,610,799)      (465,644)      (186,597)       (51,981)
                                                                -----------    -----------    -----------    -----------
Cash flows from financing activities:
    Proceeds (payments) from long-term debt-net                   8,374,716       (236,118)      (469,656)       (51,341)
    Proceeds from issuance of common stock
      for exercise of warrants                                           --        653,750             --             --
                                                                -----------    -----------    -----------    -----------
      Net cash provided by financing activities                   8,374,716        417,632       (469,656)       (51,341)
                                                                -----------    -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents                869,628       (387,672)      (302,274)      (485,914)
Cash and cash equivalents, beginning of period                      217,191        574,486      1,389,093        672,728
                                                                -----------    -----------    -----------    -----------
Cash and cash equivalents, end of period                        $ 1,086,819    $   186,814    $ 1,086,819    $   186,814
                                                                ===========    ===========    ===========    ===========

                     FIDELITY HOLDINGS INC, AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

                               September 30, 1998

      1. Basis of Presentation

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company's financial position and its results of operations and cash flows as of the dates and for the periods indicated.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited December 31, 1997 financial statements and related notes included in the Company's Annual Report on Form 10KSB. The results of operations for the nine months are not necessarily indicative of the operating results for the full year.

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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The discussion below contains, in addition to historical information, forward-looking statements that involve risks and uncertainty. The Company's actual results could differ significantly from the results discussed in the forward-looking statements.

The Company

On May 14, 1998, the Company, a holding company whose primary purpose is the regional consolidation of the retail automotive industry, acquired, from a related party, the Major Automotive Group of dealerships ("Major Auto") and related real estate for approximately $14 million in cash and stock. Additionally, as a holding company, Fidelity Holdings, Inc. is involved in the acquisition and development of synergistic technological and telecommunications businesses and seeks to capitalize on other opportunities.

As a result of the acquisition of Major Auto, which comprises the Company's Automotive division, the Company is one of the largest volume retailers in New York City of new and used vehicles. The Automotive division consists of the following Major Auto dealerships, all of which are located in Queens, New York:
(i) Chevrolet; (ii) Chrysler and Plymouth; (iii) Dodge; (iv) Jeep; and (v) Subaru. The acquisition was accounted for as a purchase. Accordingly, the consolidated results of operations of the Company include the results from Major Auto only since the date of acquisition on May 14, 1998.

Results of Operations - Nine-Month Period Ended September 30, 1998 and 1997

Revenues. Revenues for the nine-month period ended September 30, 1998 increased approximately $60.8 million or 1,700% over the comparable prior period to $64,314,214. Revenue for the comparable period in 1997 was $3,528,927. The primary source of the increase in revenues was the approximate $62.7 million generated by Major Auto since May 14, 1998. This increase was offset, in part, primarily by the decrease in revenues from the Computer Telephony and Telecommunications division. The revenues of this division decreased $(1,865,225) or (67.8%). This is a result of the Company's modified business plan, which is to discontinue sales to Master Agents and acquire the territorial rights and equipment of its existing Master Agents. Accordingly, the Company stopped selling to Master Agents during the third quarter of 1997 and has reached general agreement with its existing Master Agents and is concluding definitive contractual arrangements to acquire their territorial rights and equipment. The Company expects to utilize these assets in its development of new technological telephony applications.

Cost of Sales. The net cost of sales increase for the nine months ended September 30, 1998 of approximately $54.2 million or 8,700% is primarily attributable to the automotive division which had a cost of sales of $54,323,663 since its acquisition on May 14, 1998. This was partially offset by a decrease in cost of sales in the Computer Telephony and Telecommunications division. The cost of sales in that division in the 1998 period was $469,727 compared with $622,398 in the comparable 1997 period. This decrease of $(152,671), or (24.5%), is consistent with the decrease in revenues related to the higher margin products sold by this division.

Gross profit. Gross profit showed a net increase of $6,647,146, or 312.1%, to $8,777,004 in the nine months ended September 30, 1998 from $2,129,858 in the corresponding prior year's period. In the 1997 period, all of the gross profit was generated by the Computer Telephony and Telecommunications division. The gross profit from the Automotive division accounted for $8,359,700 of the 1998 net increase. This Automotive division increase was partially offset by a decrease in the gross profit for the Computer Telephony and Telecommunications division in the 1998 nine-month period of $(1,712,554), or (80.4%) to $417,304. Gross profit as a percentage of sales in the Automotive division was 13.8% since the acquisition of Major Auto on May 14, 1998. Gross profit as a percentage of sales in the Computer Telephony and Telecommunications division decreased to 47.0% in the 1998 first three quarters, compared with gross profit of 77.4% in the comparable prior period. This, again, is the result of the curtailment of higher gross profit sales to Master Agents that commenced in the third quarter of 1997.

Selling, general and administrative expense. Selling, general and administrative expenses ("SG&A") increased a total of $5,238,883, or 290.2%, to $7,044,093 in the nine months ended September 30, 1998 from $1,805,210 from the comparable period in 1997. Of this net increase, $5,637,825 relates to the Company's Automotive division acquired on May 14, 1998, a decrease of $(289,263) relates to the Computer Telephony and Telecommunications division and a decrease of $(109,679) is from the Leasing division. SG&A for the Computer Telephony and Telecommunications division decreased from $1,276,557 for the first nine months of 1997 to $987,294 for the nine months ended September 30, 1998, a decrease of (22.7%). This decrease is reflective of the reduced level of activity associated with the Company's Master Agents in the first three quarters of 1998. The decrease of $(109,679), or (20.7%) in SG&A to $418,974 for the Leasing division in the first three quarters of 1998 from $528,653 in the comparable prior period is reflective of both operating efficiencies and a reduced level of activities.

Interest expense. Interest expense increased by $551,639 to $657,144 in the first nine months of 1998, from interest expense of $105,505 incurred in the comparable period in 1997. This is primarily related to the floor plan interest in the Company's Automotive division of $281,763 and interest incurred in financing the acquisition of Major Auto amounting to $291,764, partially offset by a decrease in the Leasing division's interest cost as a result of decreased activity in that division.

Income on joint venture. The joint venture with Nissko Telecom showed no gain or loss during the 1998 period, compared with income of $53,668 in the comparable prior period.

Results of Operations - Three-Month Period Ended September 30, 1998 and 1997

Revenues. Revenues for the three-month period ended September 30, 1998 increased approximately $36.2 million or more than 3,000% to $37,253,742. Revenue for the comparable period in 1997 was $1,051,271. The primary source of the increase in revenues was the $36,575,156 generated by Major Auto in the 1998 third quarter. This was offset, in part, by the decrease in revenues from the Computer Telephony and Telecommunications division. The revenues of this division decreased $(450,430), or (58.9%). This resulted from the Company's planned curtailment of sales to Master Agents. Revenues for the Leasing division increased by $77,745, or 27.1%, to $364,788 in the current quarter from $287,043 in the prior year's comparable quarter.

Cost of Sales. The net cost of sales increase for the three months ended September 30, 1998 of almost $31.3 million, or almost 16,000%, is primarily attributable to the Automotive division which had a cost of goods sold of $31,296,696 in the 1998 third quarter. This increase was partially offset by a decrease in cost of sales in the Computer Telephony and Telecommunications division. The cost of sales in that division in the three-month 1998 period was $165,547, compared with $195,619 in the comparable 1997 period. This decrease of $(30,072), or (15.4%), is consistent with the decrease in revenues related to the higher margin products sold by this division.

Gross profit. Gross profit showed a net increase of $4,858,102, or 854.4%, to $5,426,711 in the three months ended September 30, 1998 from $568,609 in the corresponding prior year's period. In the 1997 period, all of the gross profit was generated by the Computer Telephony and Telecommunications division. The gross profit from the Automotive division accounted for $5,278,460 of the 1998 net increase. This Automotive division increase was partially offset by a decrease in the gross profit for the Computer Telephony and Telecommunications division in the 1998 third quarter period of $(420,358), or (73.9%) to $148,251. Gross profit as a percentage of sales in the Automotive division was 14.4% in the three months ended September 30, 1998. Gross profit as a percentage of sales in the Computer Telephony and Telecommunications division decreased to 47.2% in the 1998 third quarter, compared with gross profit of 74.4% in the comparable prior period. This, again, is the result of the curtailment of higher gross profit sales to Master Agents that began in the third quarter of 1997.

Selling general and administrative expense. SG&A expenses increased a net total of $3,876,105 or 575.5%, to $4,549,607 in the three months ended September 30, 1998 from $673,502 for the comparable period in 1997. Of this net increase, $3,829,115 relates to the Company's Automotive division; an increase of $178,822 relates to the Computer Telephony and Telecommunications division and a decrease of $(131,832) is from the Leasing division. SG&A for the Computer Telephony and Telecommunications division increased from $509,425 for the third quarter of 1997 to $688,247 for the three months ended September 30, 1998, an increase of 35.1%. This increase is reflective of the higher level of corporate administrative expenditures associated with a much larger corporation following the merger with Major Auto, as well as the costs associated with the NASDAQ listing in the third quarter of 1998. The decrease in the

Leasing division's SG&A expense of $(131,832), or (80.3%) to $32,245 in the third quarter of 1998 from $164,077 in the comparable prior period is reflective of reduced personnel and operating efficiencies in that division.

Interest expense. Interest expense increased by $285,811 to $317,592 in the third quarter of 1998, compared with interest expense of $31,781 incurred in the comparable period in 1997. This increase is primarily related to the floor plan interest of the Major Auto Group and the interest incurred on the financing of that acquisition, aggregating $285,738.

Income on joint venture. The joint venture with Nissko Telecom showed no gain or loss during the 1998 period, compared with income of $1,613 in the comparable prior period.

Assets, Liquidity and Capital Resources - September 30, 1998

Primarily as a result of the acquisition of Major Auto, the Company's total assets increased to approximately $42.9 million at September 30, 1998 from approximately $9.4 million at December 31, 1997. For the same reason, stockholders' equity increased to approximately $15.3 million from $6.5 million at December 31, 1997.

The Company's primary source of liquidity for the nine months ended September 30, 1998 was $2,325,414 from its net income of $910,373, as adjusted by non-cash charges which aggregated $1,415,041. This net increase in cash was partially offset by the net effect of (a) a decrease in liabilities of $9,329,954 (primarily related to Major Auto's floor plan notes), less (b) the net decrease of assets of $6,110,251 (primarily from the decrease in the Automotive division's inventory of $5,815,999 and a decrease in accounts receivable of $1,535,270, following the acquisition of Major Auto), as partially offset by decreases in financing leases and other assets of $548,763 and 690,155, respectively. The combination of record new and used cars sales for Major Auto during this period, coupled with a strike at General Motors, which restricted the Company's ability to obtain replacement cars for inventory during May and June were the primary reasons for the significant inventory and floor planning decreases and an initial related increase in accounts receivable. The changeover in model years at the end of the summer kept inventory low, but the Automotive division receivables that had built up were substantially collected by the end of the period. The net result of all of the foregoing was a use of cash in operating activities of $894,289.

The Company's investing activities had a net use of cash of $6,610,799. The most significant component of this use was the acquisition of Major Auto, which used net cash of $6,838,901. This use was partially offset by a decrease in property, plant and equipment aggregating $228,102. All of this was more than offset by net cash provided by financing activities, which aggregated $8,374,716, from the net proceeds of long-term debt. The primary sources of such debt were (1) the loan of $7,500,000 from a third-party which was used to acquire Major Auto and its related real estate and (2) the proceeds of $600,000 from the sale of convertible, subordinated debentures to a limited number of accredited investors.

The foregoing activities, i.e., operating, investing and financing, resulted in a net cash increase of $869,628 for the nine months ended September 30, 1998.

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

Year 2000 Issue

The Company recognizes the need to ensure its operations will not be adversely impacted by the inability of the Company's systems to process data having dates on or after January 1, 2000 ("Year 2000"). The Company is currently addressing the risk with respect to the availability and integrity of its financial systems and operating systems. While the Company believes its planning efforts are adequate to address the Year 2000 concerns, there can be no assurance that the systems of other companies on which the Company's operations rely are, or will be made, compliant on a timely basis and will not have a material effect on the Company. However, all such significant systems are being evaluated for compliance. The cost of the Company's Year 2000 compliance effort is not expected to be material to the Company's results of operations or financial position.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      The Company is not engaged in any litigation other than as previously reported.

Item 2. Changes in Securities

      None

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      As part of its strategy to expand its automotive operations abroad, on October 1, 1998 the Company entered into a consulting agreement with Clemont Invesments Ltd. ("Clemont"), a consulting firm which provides business advisory services regarding the establishment in Europe of branches or operations of U.S. based companies. In consideration for its services, Clemont will receive, over a three to five year period (i) 54,000 shares of Company common stock in connection with the performance of certain consulting services, (ii) 79,500 shares of Company common stock in connection with providing the Company with certain business contacts, and (iii) 54,000 shares of Company common stock in connection with compliance with certain restrictive covenants contained in the Consulting Agreement (collectively, the "Shares"). The Company has the right to repurchase the Shares under certain circumstances at a price of up to $4.00 per share (the "Repurchase Price"). As an inducement to Clemont to enter the Consulting Agreement, Clemont executed a put agreement with Bruce Bendell, Chairman, President and CEO of the Company on October 1, 1998 pursuant to which Mr. Bendell agreed, under certain conditions, to take on the obligation to purchase the Shares from Clemont at the Repurchase Price, during the consulting agreement period, less any shares repurchased by the Company.

Item 6. Exhibits and Reports on Form 8-K

      Exhibit 10.59. Consulting Agreement among Fidelity Holdings, Inc., Major Automotive Group Inc. and Clemont Investors Ltd., dated October 1, 1998

      Exhibit 27. Financial Data Schedule

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIDELITY HOLDINGS, INC.


Date: November 13, 1998                /s/ Bruce Bendel
                                       -----------------------------------------
                                       Bruce Bendell, President/CEO