Form 10KSB
period 1998-12-31
FIDELITY HOLDINGS INC
filed 1999-04-13
CIK 1009779

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended December 31, 1998

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      for the transition period from ____ to ____

      Commission file number 0-29182
                             -------

                             Fidelity Holdings, Inc.
                             -----------------------
                 (Name of Small Business Issuer in Its Charter)

                Nevada                                        11-3292094
                ------                                        ----------
    (State or Other Jurisdiction of                        (I.R.S. Employer
     Incorporation or Organization)                       Identification No.)

   80-02 Kew Gardens Road, Suite 5000
         Kew Gardens, New York                                  11415
         ---------------------                                  -----
(Address of Principal Executive Offices)                      (Zip Code)

Issuer's Telephone Number, Including Area Code (718) 520-6500
                                               --------------

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes |X|  No |_|

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      Issuer's revenues for its most recent fiscal year: $98,578,970.

      The approximate aggregate market value of the Company's common stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of April 8, 1999 was $59,000,603. The number of shares outstanding of the Company's common stock on April 8, 1999, was 8,522,121 shares.

                                     PART I

Item 1. Description of Business.

      --------------------------------------------------------------------------
      The statements which are not historical facts contained in this Annual Report are forward looking statements that involve risks and uncertainties, including, but not limited to, possible delays in the Company's expansion efforts, divestiture efforts, changes in automotive, telephony and communication markets and technologies, government regulation, the nature of possible supplier or customer arrangements which may become available to the Company in the future, possible technological obsolescence, uncollectible accounts receivable, slow moving inventory, lack of adequate financing, increased competition and unfavorable general economic conditions. The Company's actual results may differ materially from the results discussed in any forward looking statement.
      --------------------------------------------------------------------------

General

      Fidelity Holdings, Inc. ("the Company") was incorporated in Nevada on November 7, 1995. The Company historically has operated as a holding company and, accordingly, derived its revenues solely from its operating subsidiaries. The Company's first full year of operations was 1996. The operating subsidiaries of the Company have been grouped into two divisions: Automotive and Technology. The Automotive Division operates through Major Automotive Group ("Major Auto"), a leading consolidator of automobile dealerships in the New York Area which operates through five retail automobile dealerships. The operations of the Company's Leasing division are included in the Automotive Division and consist of providing leases and other financing. Such activities are directed primarily toward the automotive vehicle market. The Technology Division has operated through voice processing and computer telephony technology divisions. Unless otherwise indicated, all references to the Company include reference to the subsidiaries of the Company.

      Through its Technology Division, the Company has provided a broad range of telecommunications services. Included in its telecommunications product lines are its (i) proprietary software which enables consumers to place long-distance telephone calls at discounted rates and (ii) a variety of sophisticated interactive voice response applications. This division also developed, and presently markets and sells, a proprietary computer software system that provides multi-lingual accounting and business management applications.

      Included in the Technology Division is the Company's plastics and utility products operations which currently consists of a development-stage company which was acquired in 1996. Its proprietary prototypes include a line of spa and bath fixtures for use in whirlpool baths, spas, tubs and swimming pools and a light-weight, structurally strong, prefabricated conduit for underground electrical cables. As this division's products are still under development, no commercial sales have as yet been made.

      Discontinued Operations

      In December 1998, the Company announced its intention to explore the possible divestiture of its non-automotive activities, specifically, its Technology Division, by way of sale, merger, consolidation or otherwise. The Company continues to maintain these activities in order to maximize their value to potential acquirors. The Company believes that this course of action will serve to enhance shareholder value by providing the investment community the opportunity to focus separately on each business, thus allowing for appropriate valuations by market segment. Accordingly, all such non-automotive activities have been classified as discontinued operations in the accompanying consolidated financial statements.

Automotive Division

      Major Auto Acquisition

      On April 21, 1997, the Company and its wholly-owned subsidiary, Major Acquisition Corp., entered into a merger agreement (the "Merger Agreement") with Major Automotive Group, Inc. ("Major Auto") and its sole stockholder, Bruce Bendell, who is the Company's chairman and the beneficial owner of approximately 44.14% of the Company's outstanding common stock. Mr. Bendell owned all of the issued and outstanding shares of common stock of Major Chevrolet, Inc. ("Major Chevrolet") and Major Subaru, Inc. ("Major Subaru") and 50% of the issued and outstanding shares of common stock of Major Dodge, Inc. ("Major Dodge") and Major Chrysler, Plymouth, Jeep Eagle, Inc. ("Major Chrysler, Plymouth, Jeep Eagle"), which, collectively, operated five franchised automobile dealerships(collectively, the "Major Auto Group").

      On May 14, 1998, pursuant to the Merger Agreement, Bruce Bendell contributed to Major Auto all of his shares of common stock of Major Chevrolet, Major Subaru, Major Dodge and Major Chrysler, Plymouth, Jeep Eagle. Major Acquisition Corp. then acquired from Bruce Bendell all of the issued and outstanding shares of common stock of Major Auto in exchange for shares of a new class of the Company's preferred stock. Major Acquisition Corp. purchased the remaining 50% of the issued and outstanding shares of common stock of Major Dodge and Major Chrysler, Plymouth, Jeep Eagle from Harold Bendell, Bruce Bendell's brother, for $4 million in cash pursuant to a stock purchase agreement. In addition, Major Acquisition Corp. acquired two related real estate components (the "Major Real Estate", defined hereinafter) from Bruce Bendell and Harold Bendell (collectively "the Bendells") for $3 million.

      The preferred stock issued to Bruce Bendell is designated as the "1997-MAJOR Series of Convertible Preferred Stock." It has voting rights and is convertible into the Company's common stock (the "Common Stock'). The number of shares of Common Stock into which the 900,000 shares of 1997-MAJOR Series of Convertible Preferred Stock issued to Mr. Bendell is convertible is 1.8 million shares. The foregoing acquisitions from Major Auto and Harold Bendell are collectively referred to herein as the "Major Auto Acquisition."

      The Merger Agreement allocated the value of the consideration paid to Bruce Bendell as follows: (i) 61% to Major Chevrolet; (ii) 5.8% to Major Subaru;
(iii) 16.6% to Major Dodge; and (iv) 16.6% to Major Chrysler, Plymouth, Jeep Eagle. The stock purchase agreement allocated the value of the consideration paid to Harold Bendell 50% to each of Major Dodge and Major Chrysler, Plymouth, Jeep Eagle.

      To finance the cash portion of the Major Auto Acquisition, aggregating $7 million ($4 million for Harold Bendell and $3 million to purchase the Major Real Estate), Major Acquisition Corp. borrowed $7.5 million from Falcon Financial, LLC ("Falcon") pursuant to a loan and security agreement dated May 14, 1998, for a 15 year term at an interest rate of 10.18%. Prepayment is not be permitted for the first five years, after which time prepayment may be made, in full only, along with the payment of a premium.

      The collateral securing the Falcon loan transaction includes the Major Real Estate and, subject to the interests of any current or prospective "floor plan or cap loan lender," the assets of Major Acquisition Corp. Major Acquisition Corp. is required to comply with certain financial covenants related to net worth and cash flow. In addition, the Company provided an unconditional guarantee of the Falcon loan pursuant to a guarantee agreement dated May 14, 1998.

General

      Major Auto is one of the largest volume automobile retailers in New York City. Major Auto owns and operates the following five franchised automobile dealerships in the New York metropolitan area: (i) Chevrolet; (ii) Chrysler and Plymouth; (iii) Dodge; (iv) Jeep; and (v) Subaru. Major Auto also distributes General Motors vehicles in the Ukraine. Through its dealerships, Major Auto sells new and used automobiles, provides related financing, sells replacement parts and provides vehicle repair service and maintenance.

      Major Auto's President, Bruce Bendell, has approximately 27 years experience in the automobile industry. He began selling and leasing used vehicles in 1972 and has owned and managed franchised automobile dealerships since he acquired Major Auto's Chevrolet dealership in 1985. Under Mr. Bendell's leadership, Major Auto has expanded from a single-franchise dealership having approximately $10 million in revenues and 25 employees in 1985 to a five-franchise dealership group having approximately $150 million in revenues (including revenues of approximately $98 million since May 14, 1998, the date of its acquisition by the Company) and 175 employees in 1998.

      Industry Background

      Automobile manufacturers distribute their new vehicles through franchised dealerships. According to industry data from the National Automobile Dealers Association ("NADA data"), in 1998, total dollar sales, consisting of the sale of all new and used vehicles and service and parts, of all franchised new-car dealerships increased 11% to a record high of approximately $560 billion. Franchised dealerships located in the New York State had an estimated total dollar sales of $25.3 million.

      According to NADA data, on average, in 1998 new vehicle sales constitute 59% of a franchised dealership's total sales. Unit sales of new vehicles rose 7.3% in 1998 to a total of 16.2 million units sold. At an average retail selling price of $23,633 per vehicle, new vehicle sales totaled approximately $383 billion in 1998. From 1993 to 1998 sales revenue from the sale of new vehicles increased approximately 51%. The annual net profit of the typical United States franchised dealer's new vehicle department is estimated to be $50,173 retailed.

      According to NADA data, on average in 1998, used vehicle sales constitute 29.4% of a franchised dealerships' total sales. In 1998, franchised new vehicle dealers sold 12.2 million retail used vehicles. At an average selling price of $12,501 per vehicle, used vehicle sales totaled approximately $153 billion in 1998. From 1993 to 1998 sales revenue from the retail sale of used vehicles increased approximately 69% and the combined sales revenue from the retail and wholesale sale of used vehicles increased approximately 56%. The annual net profit of the typical United States franchised dealer's used vehicle department is estimated to be $154,311 including wholesale and retail. The NADA data cites that for all United States dealerships, the net profit from sales of used vehicles is approximately three times the net profit from the sales of new vehicles. No assurance can be given that results of Major Auto's operations will conform to NADA's industry data.

      The following table sets forth information regarding vehicle sales by franchised new vehicle dealerships for the periods indicated:

                UNITED STATES FRANCHISED DEALER'S VEHICLES SALES

                                       1993       1994       1995       1996       1997       1998
                                     -------    -------    -------    -------    -------    -------
                                                (Units in millions; dollars in billions)
New vehicle unit sales                  13.9       15.1       14.8       15.1       15.1       16.2
New vehicle sales revenue(1)         $ 253.0    $ 290.0    $   303    $ 328.0    $ 338.2    $ 383.0
Used vehicle unit sales-retail           9.9       10.9       11.4       11.9       12.0       12.2
Used vehicle retail sales revenue    $  90.4    $ 111.0    $ 126.0    $ 137.0    $ 145.2    $ 153.0
Used vehicle unit sales-
wholesale                                6.4        6.8        7.0        7.2        7.1        7.1
Used vehicle wholesale sales
revenue                              $  24.0    $  27.7    $  30.3    $  33.4    $  34.6    $  35.7

(1) Sales revenue figures were generated by multiplying the total unit sales by the average retail selling price of the vehicle for the given year.
Source: National Automobile Dealers Association (NADA) Data 1999 (1998 data preliminary and estimated).

      In addition to revenues from the sale of new and used vehicles, automotive dealerships derive revenues from repair and warranty work, sale of replacement parts, financing and credit insurance and the sale of extended warranty coverage. According to NADA data, revenues resulting from service and parts sales increased approximately 3% in 1998 for franchised dealerships, a portion of which is accounted for by the increase in the amount of used vehicle reconditioning. Revenue from parts and services constitutes, on average, approximately 11.6% of a franchised dealership's total sales and generates an annual net profit of approximately $150,000.

      Automotive dealerships' profits vary widely and depend in part upon the effective management of inventory, marketing, quality control and responsiveness to customers. According to NADA data, in 1998, total franchised dealership gross profits were, on average, $3.1 million with an average net profit of $403,000.

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

      The automotive dealership industry has been consolidating in recent years. Until the 1960s, automotive dealerships were typically owned and operated by a single individual who controlled a single franchise. However, because of competitive and economic pressures in the 1970s and 1980s, particularly the oil embargo of 1973 and the subsequent loss of market share experienced by United States automobile manufacturers to imported vehicles, many automotive dealerships were forced to close or to sell to better-capitalized dealer groups. Continued competitive and economic pressure faced by automotive dealers and an easing of restrictions imposed by automobile manufacturers on multiple-dealer ownership have led to further consolidation. According to NADA data, the number of franchised dealerships has declined from 36,336 in 1960 to 22,400 at the beginning of 1998.

      Major Auto believes that franchised automobile dealerships will continue to consolidate because the capital required to operate dealerships continues to increase, many dealership owners are approaching retirement age and certain automobile manufacturers want to consolidate their franchised dealerships to strengthen their brand identity. For example, management believes that General Motors Corporation is implementing a strategy to reduce its franchised dealerships by 1,500 from 8,400 by the year 2000. Ford Motor Co. has also been trying to reduce the number of its franchises as part of a campaign to upgrade its retail networks and make these dealers that remain more profitable. Major Auto believes that dealership groups that have significant equity capital and experience in acquiring and running dealerships will have an opportunity to acquire additional franchised dealerships.

      Operating Strategy

      Major Auto's operating strategy is to continually increase customer satisfaction and loyalty and to increase operating efficiencies. Key elements of this operating strategy are as follows:

      Major World Branding. Major Auto has established its Major World brand and www.majorworld.com Internet brand for its current used car operations and those of Major Auto's participating regional dealerships. With centralized buying and advertising as its focus, Major World is a natural extension of the Company's efforts in its regional acquisition strategy and its accomplishments in used car sales through its dealerships in the metropolitan New York area.

      Internet Sales and Other Technology. Major Auto believes that it has achieved a competitive advantage through the use of technology. Major Auto was one of the first dealership groups to provide its customers with a 1-800 telephone number and price quotations via facsimile. During the past several years, Major Auto has increased its revenue to a present level of more than $1 million each month from its Internet website, www.majorworld.com and other electronic media such as Bloomberg. Major Auto presently enables its customers to obtain credit approvals over the telephone via its proprietary Talkie-AutoCom, a customized application of the Company's "Talkie" telephone interactive voice response system (see "Computer Telephony and Telecommunications Division -- Talkie"), that operates 24 hours per day, seven days per week and in nine different languages. Major Auto is presently expanding its use of Talkie-AutoCom to permit customers to obtain answers to the most frequently asked questions, obtain price quotes, place orders, schedule and confirm service appointments, obtain directions to the dealership and request faxes of product and price information. Major Auto is also intending to expand its use of Talkie-AutoCom to call its customers automatically to notify them of required maintenance, sales and promotions and to solicit customer satisfaction information. In addition, Major Auto intends to explore new ways to use technology to provide better customer service. Major Auto has developed and is in the process of beta-testing an Internet-based marketing system called MajorAuction.com to provide electronically, visual and textual information regarding vehicles sold by Major Auto and enable customers to: (i) purchase a new or used vehicle on-line; (ii) participate in a real-time auction for a specific vehicle; and (iii) arrange for the related financing.

      Focus on Used Vehicle Sales. A key element of Major Auto's operating strategy is to focus on the sale of used vehicles. In 1998, approximately 12.2 million used cars were sold retail by dealers, more than fifty percent more than the number of such sales in 1980. Sales of used vehicles are generally more profitable than sales of new vehicles. Management believes that the New York metropolitan area is one of the largest markets for used car sales in the United States and that Major Auto sells more used cars in the New York metropolitan area than any other automobile dealership or dealership group. Major Auto strives to attract customers and enhance buyer satisfaction by offering multiple financing and leasing options and competitive warranty products on every used vehicle it sells. Major Auto believes that a well-managed used vehicle operation affords it an opportunity to: (i) generate additional customer traffic from a wide variety of prospective buyers; (ii) increase new and used vehicle sales by aggressively pursuing customer trade-ins; (iii) generate incremental revenues from customers financially unable or unwilling to purchase a new vehicle; and
(iv) increase ancillary product sales to improve overall profitability. To maintain a broad selection of high-quality used vehicles and to meet local demand preferences, Major Auto acquires used vehicles from trade-ins and a variety of sources nationwide, including direct purchases from individuals and fleets, and manufacturers' and independent auctions. Major Auto believes that the price at which it acquires used vehicles is the most significant factor contributing to the profitability of its used vehicle operations. Major Auto believes that, because of the large volume of used vehicles that it sells each month and the more than 27 years of experience in the used vehicle business of its senior management, it is able to identify quality used vehicles, assess their value and purchase them for a favorable price.

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

      Provide a Broad Range of Products and Services. Major Auto offers a broad range of products and services, including an extensive selection of new and used cars and light trucks, vehicle financing, replacement parts and service. At its four locations, Major Auto offers, collectively, six makes of new vehicles, including Chevrolet, Chrysler, Plymouth, Dodge, Jeep and Subaru. In addition, Major Auto sells a variety of used vehicles at a wide range of prices. Major Auto believes that offering numerous makes and models of vehicles, both new and used, appeals to a broad cross section of customers, minimizes dependence on any one automobile manufacture, and helps reduce its exposure to supply problems and product cycles.

      Operate Multiple Dealerships in Target Market. Major Auto's goal to become the leading automotive dealer in its target market by operating multiple dealerships in that market. To accomplish this, Major Auto seeks to acquire new franchises in its existing market and to expand its existing franchises to new markets. This strategy enables Major Auto to achieve economies of scale in advertising, inventory management, management information systems and corporate overhead.

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

      Leverage the Sale of International Calling Time. Major Auto offers customers pre-paid international telephone calling time in connection with the purchase or lease of its automobiles. To accomplish this, Major Auto utilizes the Company's proprietary Talkie technology, which is able to provide users with international calling time at sharply discounted rates. Because Major Auto purchases telephone time from the Company at below-market rates, the cost to Major Auto of implementing this program is minimal compared with the savings realized by its customers. Major Auto's primary market, the New York metropolitan area, is home to many diverse ethnic groups who have family and friends whom they call frequently in their native countries. By offering pre-paid international telephone calling time with the purchase or lease of a vehicle, Major Auto believes that it adds value to its customers and thereby increase customer satisfaction and loyalty.

      Employ Professional Management Techniques. Major Auto employs professional management techniques in all aspects of its operations, including information technology, employee training, profit-based compensation and cash management. Each of Major Auto's four dealership locations, its centralized used vehicle operation and its two service and parts operations is managed by a trained and experienced general manager who is primarily responsible for decisions relating to inventory, advertising, pricing and personnel. Major Auto compensates its general managers based, in part, on the profitability of the operations they control rather than on sales volume. Major Auto's senior management meets weekly with its general managers and utilizes computer-based management information systems to monitor each dealership's sales, profitability and inventory on a daily basis and to identify areas requiring improvement. Major Auto believes that the application of its professional management techniques provides it with a competitive advantage over other dealerships and dealership groups.

      Growth Strategy

      The Company intends to expand its business by acquiring additional dealerships and improving their performance and profitability by implementing its operating strategy. As part of its growth strategy, the Company intends to focus its efforts on dealerships or dealer groups that, among other criteria, possess either the sole franchise of a major automobile manufacturer or a significant share of new vehicle sales in each targeted market and that it believes are underperforming. In evaluating potential acquisition candidates, the Company will also consider the dealership's or dealer group's profitability, customer base, reputation with customers, strength of management and location (e.g., along a major thoroughfare or interstate highway), and the possibility that the Company will be able to acquire additional franchises in that market to achieve larger market share. Major Auto believes that the most attractive acquisition candidates can be found in the New York metropolitan area, but the Company may consider acquisitions in other markets. The Company's financing of such acquisitions may involve expending cash, incurring debt or issuing equity securities, which could have a dilutive effect on the then outstanding capital stock of the Company. The Company, like all other automotive dealership holding companies, will continue to be subject to the requirement of obtaining prior approval for each acquisition from the appropriate automotive manufacturer.

      Upon completing an acquisition, the Company intends to implement its operating strategy, which includes selling more new and used vehicles, increasing finance revenues, enhancing employee training, lowering purchasing costs for used car inventories, supplies and outside vendor expenses. The Company also intends to install its management information system in acquired dealerships as soon as possible after the acquisition, which will allow its senior management to carefully monitor each aspect of the dealership's operations and performance. Whenever possible, the Company intends to implement its strategies and operation procedures prior to the closing of an acquisition to enable it to accelerate the implementation of its operating strategy after closing. See "Operating Strategy." No assurance can be given that the Company will successfully locate suitable acquisition candidates, or even if such candidates are located and acquired, that such acquisitions will ultimately prove profitable to the Company.

      The Company believes that Major Auto's management team has considerable experience in evaluating potential acquisition candidates, determining whether a particular dealership can be successfully integrated into Major Auto's existing operations and implementing its operating strategy to improve their performance and profitability following the acquisition. For example, Bruce Bendell, Major Auto's President, acquired a Nissan dealership in Oyster Bay, New York in January 1997. The Nissan dealership is not owned or operated by Major Auto, but is majority-owned by Mr. Bendell and minority-owned by another individual otherwise unaffiliated with the Company or Mr. Bendell. The Company and Mr. Bendell are currently negotiating a letter of intent concerning the Company's acquisition of Oyster Bay Nissan. See "Proposed Acquisitions." Upon Mr. Bendell's acquisition of the Nissan dealership, it was selling 90 new and 20 used vehicles per month and was not generating any profits from such sales. Under Mr. Bendell's leadership, the dealership has expanded its sales to over 200 new and used vehicles per month. The Company also believes that an increasing number of acquisition opportunities will become available to it. See "Industry Background."

      Dealership Operations

      Major Auto owns and operates five automobile dealerships at four locations in Long Island City, New York. Major Auto conducts its parts and service business and its used vehicle business from three additional locations in Long Island City. Major Auto offers the following six makes of new vehicles:
Chevrolet, Chrysler, Plymouth, Dodge, Jeep and Subaru. Each location is run by a separate general manager who is responsible for overseeing all aspects of the business conducted at that location. Each of the parts and service locations has two general managers, one for parts and one for service. Each general manager meets with Major Auto's senior management, including Bruce Bendell and Harold Bendell, on a weekly basis.

      Bruce Bendell and Harold Bendell are responsible for senior-level management of the dealerships. The Bendell brothers' management control is accomplished through (i) their ownership of 100 shares of the Company's 1997A-MAJOR AUTOMOTIVE GROUP Series of Preferred Stock (of which shares Bruce Bendell has a proxy to vote the 50 shares of the 1997A-MAJOR AUTOMOTIVE GROUP Series of Preferred Stock owned by Harold Bendell for a seven-year period which commenced on January 7, 1998) which carries voting rights allowing them to elect a majority of the Board of Directors of Major Auto, and through (ii) a related management agreement. See "Description of Securities-Preferred Stock-1997A-MAJOR AUTOMOTIVE GROUP Series of Preferred Stock" and "Certain Relationships and Related Transactions" below. Should either of the Bendell brothers cease managing the dealerships, the management agreement provides that ownership of his 1997A-MAJOR AUTOMOTIVE GROUP Series of Preferred Stock shares and his management rights under the management agreement will be automatically transferred to the other, and should both brothers cease managing the dealerships for any reason, the shares and management rights will be automatically transferred to a successor manager designated in a successor addendum to each dealership agreement or, failing such designation, to a successor manager designated by the Company (subject to approval by the applicable manufacturers).

      New Vehicle Sales. Major Auto sells the complete product line of cars, sport utility vehicles, minivans and light trucks manufactured by Chevrolet, Chrysler, Plymouth, Dodge, Jeep and Subaru. For the period from May 14, 1998 (date of acquisition) through December 31, 1998, Major Auto's dealerships sold 1,995 new vehicles generating total sales of approximately $47,000,000, which constituted approximately 48% of Major Auto's total revenues. Major Auto's gross profit margin on new vehicle sales for the period from May 14, 1998 (date of acquisition) through December 31, 1998, was approximately 9.4% which is higher than the industry average for all of 1998 of 6.5%. The relative percentages of Major Auto's new vehicle sales among makes of vehicles for the period from May 14, 1998 (date of acquisition) through December 31, 1998, was as follows:

                                                   Percentage of
      Manufacturer                                 New Vehicle Sales
      ------------                                 -----------------
      Chevrolet                                            36%
      Chrysler, Plymouth
        and Jeep                                           32%
      Dodge                                                26%
      Subaru                                                6%

      The following table sets forth information with respect to Major Auto's new vehicle sales for the period May 14, 1998 (date of acquisition) through December 31, 1998:

                                NEW VEHICLE SALES
                             (dollars in thousands)

      Unit sales                                            1,995
      Sales revenue                                       $47,000
      Gross Profit                                        $ 4,400
      Gross Profit Margin                                     9.4%

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

      In addition to its dealership operations, Major Auto has a distributorship agreement with General Motors pursuant to which Major Auto distributes in the Ukraine new vehicles manufactured by General Motors. Major Auto generally receives a deposit on the purchase price of the vehicle from the Ukrainian dealer and releases the vehicle to the dealer upon full payment of the balance of the wholesale purchase price plus a percentage of the dealer's profit on the sale. Major Auto intends to expand its distributorship operation in the future to include the sale of used vehicles. To facilitate this facet of its operations, the Company recently entered into a consulting agreement with Clemont Investments Ltd. ("Clemont"), a consulting firm which provides business advisory services regarding the establishment in Europe of branches or operations of U.S. based companies. See "Certain Relationships and Related Transactions."

      Used Vehicle Sales. Major Auto offers a wide variety of makes and models of used vehicles for sale. For the period from May 14, 1998 (date of acquisition) through December 31, 1998, Major Auto sold 3,177 used vehicles generating total sales of approximately $44,000,000, which constituted approximately 45% of Major Auto's total revenues. Major Auto's gross profit margin on used vehicle sales for the period from May 14, 1998 (date of acquisition) through December 31, 1998, was approximately 14.8% as compared with the industry average for all of 1998 of 10.8%. Major Auto believes it is the largest seller of used vehicles (based on unit sales and sales revenue) in the New York metropolitan area.

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

      Major Auto believes that the market for used vehicles is driven by the escalating purchase price of new vehicles and the increase in the quality and selection of used vehicles primarily due to an increase in the number of popular cars coming off short-term leases.

      The following table sets forth information with respect to Major Auto's used vehicle sales for the period from May 14, 1998 (date of acquisition) through December 31, 1998:

                               USED VEHICLE SALES
                             (dollars in thousands)

      Unit sales                                              3,177
      Sales revenue                                         $43,900
      Gross Profit                                           $6,500
      Gross Profit Margin                                      14.8%

      Parts and Service. Major Auto provides parts and service primarily for the makes of new vehicles that it sells, but also services other makes of vehicles. For the period from May 14, 1998 (date of acquisition) through December 31, 1998, Major Auto's parts and service operations generated total revenues of approximately $6,700,000, which constituted approximately 7% of Major Auto's total revenues at a gross profit margin of approximately 37%.

      The increased use of electronics and computers in vehicles has made it difficult for independent repair shops to retain the expertise to perform major or technical repairs. In addition, because motor vehicles are increasingly more complex and there are longer warranty periods, Major Auto believes that repair work will increasingly be performed at dealerships, which have the sophisticated equipment and skilled personnel necessary to perform the repairs.

      Major Auto considers its parts and service department to be an integral part of its customer service efforts and a valuable opportunity to strengthen customer relations and deepen customer loyalty. Major Auto attempts to notify owners of vehicles purchased at its dealerships when their vehicles are due for periodic service, thereby encouraging preventative maintenance rather than post-breakdown repairs.

      Major Auto's parts and service business provides a stable, recurring revenue stream to its dealerships. In addition, Major Auto believes that, to a limited extent, these revenues are countercyclical to new vehicle sales, since vehicle owners may repair their existing vehicles rather than purchasing new vehicles. Major Auto believes that this helps mitigate the effects of a downturn in the new-vehicle sales cycle.

      Major Auto does not operate a body shop, but instead contracts with third parties for body repair work.

      The following table sets forth information with respect to Major Auto's sales of parts and services for the period from May 14, 1998 (date of acquisition) through December 31, 1998:

                           SALES OF PARTS AND SERVICES
                             (dollars in thousands)

      Sales Revenue                                             $6,700
      Gross Profit                                              $2,500
      Gross Profit Margin                                           37%

      Vehicle Financing. Major Auto provides a wide variety of financing and leasing alternatives for its customers. Major Auto believes that its customers' ability to obtain financing at its dealerships significantly enhances Major Auto's ability to sell new and used vehicles. Major Auto believes that its ability to provide its customers with a variety of financing options provides Major Auto with an advantage over many of its competitors, particularly smaller competitors that do not have sufficient sales volumes to attract the diversity of financing sources available to Major Auto.

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

      Sales and Marketing

      Major Auto believes marketing and advertising are significant to its operations. As is typical in its industry, Major Auto receives a subsidy for a portion of its expenses from the automobile manufacturers with which Major Auto has franchise agreements. The automobile manufacturers also assist Major Auto to develop its own advertising by providing it with market research.

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

      Major Auto's operations have been enhanced by its ability to achieve economies of scale with respect to its marketing and advertising. Nationwide, the average cost of marketing and advertising per new vehicle sold in 1998 was approximately $428. Notwithstanding that advertising costs in the New York metropolitan area are generally higher than the national average, Major Auto's cost of marketing and advertising per vehicle sold have consistently been less than the national average. These lower costs result from the fact that Major
Auto: (i) has favorable contracts with four major area daily newspapers; (ii) advertises in lower-cost niche markets (such as local ethnic markets, employee purchase programs and discount buying services); and (iii) utilizes telephonic marketing and electronic marketing via services such as the Internet and Bloomberg.

      Relationships with Manufacturers

      Each of Major Auto's dealerships operates under a separate franchise or dealer agreement which governs the relationship between the dealership and the relevant manufacturer. In general, each dealer agreement specifies the location of the dealership for the sale of vehicles and for the performance of certain approved services in the specified market area. The designation of such areas, the allocation of such areas and the allocation of new vehicles among dealerships is discretionary with the relevant manufacturer. Dealer agreements do not generally provide a dealer with an exclusive franchise in the designated market area. A dealer agreement generally requires that a dealer meet specified standards regarding showrooms, the facilities and equipment for servicing vehicles, the maintenance of inventories, the maintenance of minimum net working capital, personnel training and other aspects of the dealer's business. The dealer agreement also gives the relevant manufacturer the right to approve the dealer's general manager and any material change in management or ownership of the dealership. The dealer agreement provides the relevant manufacturer with the right to terminate the dealer agreement under certain circumstances, such as :
(i) a change in control of the dealership without the consent of the relevant manufacturer; (ii) the impairment of the financial condition or reputation of the dealership; (iii) the death, removal or withdrawal of the dealership's general manager; (iv) the conviction of the dealership or the dealership's general manager of certain crimes; (v) the dealer's failure to adequately operate the dealership or to maintain wholesale financing arrangements; (vi) the bankruptcy or insolvency of the dealership; or (vii) the dealer's or dealership's material breach of other provisions of the dealer agreement. Many of the dealership agreements require the consent of the relevant manufacturer to the dealer's acquisition of additional dealerships. In addition, Major Auto's dealership agreement with General Motors, with respect to its Chevrolet dealership, gives

General Motors a right of first refusal to purchase such dealership, which means that if ever Major Auto proposes to sell its Chevrolet dealership, it must first offer General Motors the opportunity to purchase that dealership.

      The dealership agreement with General Motors imposes several additional restrictions on the Company. As a consequence of the Major Auto Acquisition, the Company's Chevrolet franchise, and any other General Motors' franchises that the Company may subsequently acquire, could be at risk if: (i) any person or entity acquires more than 20% of the Company's voting stock with the intention of acquiring additional shares or effecting a material change in the Company's business or corporate structure; or (ii) if the Company takes any corporate action that would result: (a) in any person or entity owning more than 20% of the Company's voting stock for a purpose other than passive investment; (b) an extraordinary corporate transaction such as a merger, reorganization, liquidation or transfer of assets; (c) a change in the control of the Company's Board of Directors within a rolling one-year period; or (d) the acquisition of more than 20% of the Company's voting stock by another automobile dealer or such dealer's affiliates. If General Motors determines that any of the actions described in the preceding sentence could have a material or adverse effect on its image or reputation in the General Motors' dealerships or be materially incompatible with General Motors' interests, the Company must either (x) transfer the assets of the General Motors' dealerships to General Motors or a third party acceptable to General Motors for fair market value or (y) demonstrate that the person or entity will not own 20% of the Company's voting stock or that the actions in question will not occur.

      In addition, the General Motors dealer agreement requires that the Company comply with General Motors' Network 2000 Channel Strategy ("Project 2000"). Project 2000 includes a plan to eliminate 1,500 General Motors dealerships by the year 2000, primarily through dealership buybacks and approval by General Motors of inter-dealership acquisitions, and encourages dealers to align General Motors divisions' brands as may be requested by General Motors, The dealer agreement will require that the Company bring any General Motors dealership into compliance with the Project 2000 plan within one year of the acquisition. Failure to achieve such compliance may result in termination of the dealer agreement and a buyback of the related dealership assets at book value by General Motors. The Company believes that Major Auto's Chevrolet dealership currently complies with the Project 2000 guidelines.

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

      Major Auto believes that the principal competitive factors in vehicle sales are the marketing campaigns conducted by automobile manufacturers, the ability of dealerships to offer a wide selection of popular vehicles, pricing (including manufacturers' rebates and other special offers), the location of dealerships, the quality of customer service, warranties and customer preference for particular makes of vehicles. Major Auto believes that its dealerships are competitive in all of these areas.

      In addition, Major Auto, due to the size and number of automobile dealerships it owns and operates, is larger than most of the independent operators with which it competes. Major Auto's size has historically permitted it to attract experienced and professional sales and service personnel and has provided it the resources to compete effectively. However, as the Company enters other markets, it may face competitors that are larger and that have access to greater resources.

      Major Auto believes that its principal competitors within the New York metropolitan area are United Auto Group, a publicly traded company, and Potamkin Auto Group, Burn's Auto Group and Auto-Land, each of which is privately held.

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

      As with automobile dealerships generally, and parts and service operations in particular, Major Auto's business involves the use, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as motor oil, waste motor oil and filters, transmission fluid, antifreeze, freon, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline and diesel fuels. Accordingly, Major Auto is subject to Federal, state and local environmental laws governing health, environmental quality, and remediation of contamination at facilities it operates or to which it sends hazardous or toxic substances or wastes for treatment, recycling or disposal. Major Auto believes that it is in material compliance with all environmental laws and that such compliance will not have a material adverse effect on its business, financial condition or results of operations.

      Leasing Operations

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

      Proposed Acquisitions

      The Company and Mr. Bendell are currently negotiating a letter of intent concerning the Company's acquisition of Oyster Bay Nissan. There can be no assurance that the Company and Mr. Bendell will agree on acceptable terms. Based upon preliminary financial and other information in the Company's possession relating to the business and operations of Oyster Bay Nissan, the Company does not believe that such acquisition, if consummated, would have material impact on the financial positions of the Company. However, if the purchase price for such acquisition were to have a significant cash component, the Company would likely be required to raise additional capital, either by incurring debt or issuing equity, to finance the consummation of such acquisition.

      In January 1999, Fidelity Holdings and Major Auto entered into an agreement with Universal Ford, Inc. to acquire Universal Kia, a Kia automobile dealership located in Long Island City, New York. The purchase price of Universal Kia is based on Universal Kia's historical operating results and is expected to aggregated less than $200,000.

      Also in January 1999, the Company signed a letter of intent to acquire the 80% of the Long Island, New York based Major of the Five Towns (formerly Nissanland and Kialand), currently doing business as Major Nissan and Major Kia, that is owned by the Company's Chairman and CEO, Bruce Bendell. The purchase price is $1,250,000 subject to receiving a fairness opinion from an independent appraiser. This dealership has three separate showroom locations. Nicholas Guadagno, who is President and a 20% shareholder of Major of the Five Towns, will continue to manage day-to-day operations after the completion of this acquisition.

      In February 1999, the Company signed a contract to acquire, for $800,000, subject to certain adjustments, in cash ($300,000) and stock ($500,000), Compass Lincoln-Mercury and Compass Dodge (collectively, "Compass"), both of which are based in Essex County, New Jersey. This acquisition will enable the Company to enter the Northern New Jersey market and thus expand Major Auto's regional presence in the retail automobile sales industry in keeping with one of the Company's key corporate objectives. It is also expected that after the acquisition of Compass, Arthur Picon, currently President of the two dealerships, will remain with the Company. It is expected that, with the more than thirty years experience Mr. Picon has in the area, and with the resources of Major Auto, he will be helpful in expanding its operations. The Company is planning to change the name of these dealerships to Major Lincoln-Mercury and Major Dodge. It will then utilize its "Major World" brand of marketing at these two dealerships.

      No assurance can be given that the Company will successfully consummate any or all of the aforementioned potential acquisitions, or, if consummated, that such acquisitions will ultimately prove profitable to the Company.

Technology Division (See "Discontinued Operations.")

      The Company has announced its intention to explore the possible divestiture of its Technology Division, by way of sale, merger, consolidation or otherwise and is actively seeking opportunities to do so. The Company believes that each of its non-automotive operations included in the Technology Division is potentially or currently economically viable. Therefore, in an effort to maximize the value of each of these operations to be divested, with the goal being to realize the largest possible benefit from the divestiture, the Company continues to maintain and enhance each such operation. See "Discontinued Operations."

      The Company, through Computer Business Sciences, Inc., a Delaware corporation ("Computer Business Sciences" or "CBS"), 786710 Ontario Limited, an Ontario corporation doing business as Info Systems, Inc. ("Info Systems"), C.B.S. Computer Business Sciences Ltd., an Israeli corporation ("Computer Business Sciences (Israel)"), Reynard Service Bureau, Inc., a Florida corporation ("Reynard") and IG2(TM), Inc., a Delaware corporation ("IG2(TM)"), the five wholly-owned subsidiaries (provided that certain outside investors have warrants to purchase shares of CBS common stock, See "Recent Developments.") comprising its Computer Telephony and Telecommunications operations, currently develops, manufactures, markets, sells and services two product lines. The first product line utilizes "Talkie" technology, which consists of proprietary computer software and hardware that (i) permits end users of the technology to place long-distance international telephone calls at discounted rates and (ii) offers end users a broad range of interactive voice response applications such as voice-mail, automatic receptionist, automated order entry, conference calling and faxing. The second product line, "Business Control Software," is a proprietary computer software system that provides multi-lingual general accounting and business management applications.

      The Company is planning to exploit its technological capabilities in telephony by emphasizing high speed, broadband, multimedia transmission over telephone, including voice, data, video conferencing and other areas, in order to enhance the Technology Division's value to potential acquirors. See "Planned Activities."

      The Company originally acquired the technology for its telecommunications products (see "Talkie" below) in April 1996 through its acquisition from Dr. Zvi Barak and Sarah Barak (the "Baraks") of all of the issued and outstanding capital stock of Info Systems. A portion of the purchase price for such capital stock consists of twenty monthly installment payments of $15,000 each from the Company to the Baraks. In order to secure such installment payments, the Company has granted a security interest to the Baraks in the capital stock of Info Systems and the other assets purchased by the Company from the Baraks. On December 31, 1998 the Company entered into a definitive agreement with the Baraks regarding payment of all amounts due them. The agreement calls for a series of payments ranging in amounts from $20,000 to $45,000 to be made to the Baraks over the period December 31, 1998 through May 18, 1999. The Company has made all payments as of the date of this Annual Report as scheduled. To secure its obligations the Company has deposited with an escrow agent $50,000 plus 140,000 shares of its common stock. Additionally, in satisfaction of certain adjustments to their employment agreements and out-of-pocket expenses incurred by them, the Company issued to the Baraks 11,960 shares of common stock. The Baraks have the right to sell such shares back to the Company for a price per share of $5.00 at any time up to one year from the date of issuance, March 3, 1999.

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

      The Talkie Power Web Line Machine is a programmable electronic telephone switch based on personal computer technology. It consists of a proprietary software program and hardware components, most of which are available from a number of different sources. The machine currently contains 96 channels, but may be expanded to carry up to 120 channels. Each channel provides 43,200 available minutes of telephone time per 30-day month that may be sold. As is typical of industry utilization of available telephone time, approximately 30%-40% of these available minutes are actually sold. Of the 43,200 available minutes, approximately 10,560 are considered peak time (defined to be the 480 minutes comprising the typical eight-hour work day in the destination country and assuming 22 work days in the typical 30-day month) and the balance are considered off-peak time; however the determination of actual peak minutes in a destination country is based upon demand for calling time, which in turn is based upon such factors as calling patterns and the differences in time zones between the country from which a call is placed and the destination county. Peak minutes are generally able to be sold at higher rates than off-peak minutes.

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

      The Company has decided to acquire from all of its master agents their rights to their respective territories and the Talkie Power Line Web Machines previously sold to them. The Company believes that it can maximize its profitability and, thereby, enhance its value to potential acquirors, by selling for itself the telephone minutes to the existing and additional territories. Negotiations are continuing with each of the Company's master agents to finalize the memoranda of understanding with respect to these acquisitions. See also "Arrangements with Nissko" below.

      Arrangements with Nissko

      In March 1996, the Company's subsidiary Computer Business Sciences formed a joint venture with Nissko Telecom, L.P. ("Nissko"). The joint venture is a general partnership named Nissko Telecom Associates ("Associates"). Computer Business Sciences owns 45% of the joint venture and Nissko owns 55%. Nissko is a limited partnership the general partner of which is one of the Company's master agents, Nissko Telecom, Ltd. (the "Agent"), and the limited partners of which are four individuals, three of whom, including Yossi Koren, a former director of the Company, are shareholders of the Agent (such three individuals being collectively referred to herein as the "Nissko Principals"). Pursuant to an informal agreement, the Agent has granted to Associates the right to market and sell the available telephone time generated by the Talkie Power Web Line Machines that the Agent purchases as a master agent, in exchange for a 55% Agent's interest in the joint venture through its general partnership interest in Nissko. Through its interest in Associates, Computer Business Sciences realizes 45% of the revenues generated from Associates' sale of such telephone minutes.

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

      To secure certain payments under the master agent agreement with the Agent, Bruce Bendell, the Company's Chairman and Chief Executive Office, and Doron Cohen, the Company's President and Treasurer, have each pledged to the Agent 500,000 shares of the Company's Common Stock. In the event that certain financial covenants are not met or superseded by definitive documentation resulting from the MOU (as hereinafter defined), the Nissko Principals will have the right to foreclose on the pledged Common Stock.

      If the proceeds of liquidating the pledged shares are sufficient to cover the deficit, the Nissko Principals will be required to transfer to Mr. Bendell and Mr. Cohen in equal amounts the remaining 55% of the Agent's issued and outstanding common stock. Messrs. Bendell and Cohen have agreed that upon receipt of that stock, they will transfer it to the Company in exchange for reimbursement by the Company for the market value of their shares of the Company's Common Stock foreclosed upon by the Nissko Principals.

      Restructuring of Nissko Arrangements

      The Company has entered into a Memorandum of Understanding (the "MOU") with the Agent, the Nissko Principals, and with the remaining limited partner of Nissko, Robert L. Rimberg. The MOU provides that: (i) Nissko will transfer to the Agent, and the Agent will assume, all of the assets and liabilities of Nissko; and (ii) Computer Business Sciences will acquire all of the issued and outstanding shares of common stock of the Agent in a tax-free reorganization. Upon execution of the MOU, an aggregate $653,750 deposit that the Nissko Principals and Mr. Rimberg had previously paid towards the full exercise price of the Class A Warrants was converted to a partial exercise of the Class A Warrants. Upon such conversion, the Company issued an aggregate of 523,000 shares of its Common Stock to the Nissko Principals and Mr. Rimberg, 173,583 of which were issued to Yossi Koren, formerly a director of the Company. Permitted resales will be expressly subject to the voting rights of Bruce Bendell who holds a proxy to vote

500,000 of these shares during the two-year restriction period. Subsequently, the parties agreed to remove the contractual two-year restriction on sales of these shares to make such restriction consistent with current restrictions under the Securities Act of 1933.

      The MOU provides that upon execution of definitive documentation containing the terms and conditions outlined in the MOU, (i) each of the Nissko Principals will receive 257,500 shares of the Company's Common Stock and Mr. Rimberg will receive 27,500 shares of the Company's Common Stock, resales of all of which shares will be subject to restrictions on transfer and voting that are identical to those described immediately above, and (ii) each of the Nissko Principals will receive warrants to acquire up to 68,917 shares of the Company's Common Stock and Mr. Rimberg will receive warrants to acquire up to 20,250 shares of the Company's Common Stock, in each case for $1.25 per share. Such warrants represent the unexercised balance of the Class A Warrants remaining after the conversion of the $653,750 partial payment into a partial exercise as described above. Of these warrants representing 227,000 shares of the Company's Common Stock, warrants for 144,714 shares, in the aggregate, were exercised ratably by the Nissko Principals in December 1998, leaving a balance of 82,286 shares represented by such warrants.

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

      The Talkie interactive voice response software package is sold by the Company through Info Systems.

      Talkie-Globe, the trademark for, and the name used by the Company to describe, its third telecommunications product, is a software-based integrated call-back, debit-card and long-distance reselling system and includes all of the Talkie interactive voice response software programs. Typically, international callers based in countries where the telephone system is a state-owned monopoly must pay high per-minute rates fixed by the state-owned company. One method of securing a lower rate is the "call-back" system offered by Info Systems' Talkie-Globe. Using Talkie-Globe, the foreign caller first places a telephone call from the foreign country to the United States or Canadian telephone number where the Talkie-Globe system is located and disconnects without the call being connected so that no charge is assessed for the call. Talkie-Globe recognizes the telephone number from which the foreign call was placed and then places a call to that telephone number from the location in the United States or Canada where the Talkie-Globe system is located to the foreign caller and provides the foreign caller with a dial tone. The foreign caller then places a telephone call through the United States or Canada to the desired destination. The foreign caller thus pays for two calls: (i) the call back from the Talkie-Globe system located in the United States or Canada to the caller in the foreign market and
(ii) the call that the caller places through the United States or Canada to the desired destination. The sum of the costs of the two calls placed from the Talkie-Globe system located in the United States or Canada will be lower than the cost of a single call placed directly from the applicable foreign market to the desired destination. The Talkie-Globe system also has a debit card feature, which permits a caller to purchase a stated value of calling time, and debits that value as the caller uses the prepaid calling time.

      Talkie-Globe is sold by the Company through Info Systems.

      Marketing and Sales

      Historically, the Company's strategy with respect to the Talkie Power Web Line Machine has been threefold. First, it sold additional machines through its existing master agents as they expanded their businesses by providing telephone service to additional foreign markets. Second, as demand for the machines increased, it intended to add additional master agents and/or replace any existing master agents who were not complying with their master agent agreements and to enter into strategic partnerships with such new and replacement master agents that would permit the Company to share in the revenue generated by the master agents' sale of telephone time. Third, it intended continually to adapt advancing computer and telecommunications technology to improve and customize the performance of the machines. Currently, the Company is in the process of acquiring the territorial rights and equipment from its master agents and intends to operate its Talkie Power Web Line Machines on its own behalf in preparation for these activities to be divested. The Company anticipates consummating all such arrangements in the second quarter of 1999.

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

      The Company typically sells its interactive voice response software programs to entrepreneurs who wish to operate a telephone-based service business with low overhead and fixed costs. The typical interactive voice response software package requires only a personal computer and voice card for use and costs $1,295. Each of the off-the-shelf applications costs an additional $795. The Company intends to maintain and enhance this facet of its business in preparation for its planned divestiture. As such, its plans include a focus of its efforts with respect to its Talkie interactive voice response software programs on the market for industry-specific and customized applications in which it generally realizes higher profit margins in order to maximize its value to potential acquirors. As the Company targets a given industry, it expects to hire sales personnel familiar with that industry and to attend trade shows to market its product. In addition, the Company intends to expand sales of its interactive voice response system into Europe and South America.

      The Company typically sells four to five of its Talkie-Globe systems per month to entrepreneurs who wish to provide a telephone business with low overhead and fixed costs and to small foreign telephone companies. Users of Talkie-Globe purchase international calling time from long-distance telephone companies such as MCI Communications Corp. and resell such time at a mark-up. The typical Talkie-Globe system consists of three personal computers, proprietary software and a voice card and sells for approximately $25,000.

      The Company realized gross revenues of $844,000 during 1997 and $1,089,000 during 1998 from the sale of its Talkie interactive voice response software programs and of Talkie-Globe (excluding intercompany sales). The Company's gross profit margin on sales of its Talkie products, including interactive voice response software programs was approximately 28% for 1997 and approximately 35% for 1998. The results of operations for information systems has been included with discontinued operations in the Company's consolidated financial statements.

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

Plastics and Utility Products Operations

      The Company, through its subsidiary Premo-Plast, Inc. ("Premo-Plast"), is currently: (i) prototyping and tooling for a line of spa and bath fixtures for use in whirlpool baths, spas, tubs and swimming pools and (ii) seeking ways to exploit its proprietary armored conduit system for use by utility companies, with the goal for both operations being to generate the highest possible returns on their planned divestiture.

      Spa Fixtures

      Premo-Plast has been engaged in research and development related to a line of fixtures to be placed through the walls of water containers such as spa tubs. To date, the Company has focused its research on fixtures such as the jets used to introduce water mixed with air bubbles into a whirlpool bath, spa or tub and has designed and developed prototypes of such fixtures and has began tooling for their production.

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

      The Company acquired the technology for the proprietary fixture installation method through its acquisition from Mr. John Pinciaro of all of his right, title and interest therein and two United States patent applications (which have been subsequently granted) related thereto. It is expected that the Company and Mr. Pinciaro will participate jointly in exploitation of the fixture installation method. In October 1997, the Company formed a new subsidiary, Maxflo, Inc., ("Maxflo") whose shares are owned 80% by the Company's existing subsidiary Premo-Plast and 20% by Mr. Pinciaro.

      Status of Development of Spa Fixtures

      Since its acquisition of the technology relating to the fixture installation method, the Company has further developed that technology and has designed and produced working prototypes of the various fixtures for use in connection with such method. The Company has completed basic testing on the prototype fixtures and installation method. In addition, the Company has finalized a limited number of components and beta testing has been completed. Production tooling has begun and, given the availability of funding, it is anticipated that commercial sales of Maxflo's spa and bath fixtures could commence by the third quarter of 1999.

      Company's Strategy with respect to Spa and Bath Fixture Technology

      The Company, based on its own research, believes that approximately 250,000 whirlpool baths and spas and approximately 600,000 tubs are sold annually. Management of Premo-Plast estimates that each whirlpool bath requires approximately 35-45 fixtures and that each tub requires approximately 4-6 fixtures.

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

      The product covered by the Company's armored conduit patents is assembled underground from prefabricated pieces that are typically two to four feet in length. Each piece consists of a pre-formed plastic shell that is filled with pourable cement. Each pre-formed shell has a rectangular cross-section, with a linear ribbed exterior and tubular interior. Each end of the pre-formed shell has an extension that can be coupled to the next section in end-to-end fashion.

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

      The Company has been engaged in limited research and development activities relating to the armored conduit, and expects, given the availability of funding, to continue these activities in order to enhance its value to potential acquirors.

      Research and Development

      The Company's wholly-owned subsidiary Computer Business Sciences (Israel) engages in research and development (i) to improve its existing telecommunications software, and to adapt the software to changing personal computer environments, (ii) to expand the software to new uses and (iii) to develop new software, products and applications. Computer Business Sciences (Israel) is headed by Dr. Zvi Barak, who was responsible for the development of the Talkie technology and related Talkie products and of the business control software. The Company spent approximately $207,000 and $300,000 on research and development in 1997 and 1998, respectively, with respect to such division. Research and development with respect to the armored conduit technology and the spa and bath fixture technology is conducted by the Company through its wholly-owned subsidiary Premo-Plast. The Company spent approximately $33,750 and $200,000 respectively, in 1997 and 1998 on research and development with respect to such division. Such division currently has no customers.

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

      The Company owns two United States patents, issued in June 1993 and May 1994, respectively, relating to the armored conduit technology and also owns a Canadian patent application relating to such technology. In addition, the Company has filed two applications for a United States patent relating to the spa and bath fixtures and related installation method for which it received a patent. The Company has also filed two applications relating to the spa and bath fixtures and related installation method under the Patent Cooperation Treaty designating Australia, Canada, China, Japan and the European Patent Office (up to 18 countries) as recipient countries. Under such treaty, the Company will have the option to individually file separate applications in the designated countries at an appropriate future date. In addition, the Company relies on confidentiality agreements and other laws to protect its technology. The Company believes that it may be possible for third parties to develop technology that provides the same features as the Company's plastic products without infringing the Company's rights or making use of its proprietary technology.

      Competition

      Although the Company has many competitors, many of which enjoy greater resources than it, the Company believes its Talkie Power Web Line Machine has certain technological features providing it with advantages over its competitors' products and services. While other companies manufacture and sell traditional telephone switching equipment, such equipment is expensive to purchase and maintain as compared to the Talkie Power Web Line Machine. Moreover, the Company believes that the proprietary nature of the Talkie Power Web Line Machine's software program provides the Company a significant head start over a potential competitor who wishes to develop a competing product. There can be no assurance that the Company will be able to maintain such technological advantages, if any, in the future.

      The Company will compete, after the acquisition of the territorial rights and equipment of its master agents, with other providers of international telephone service. The market for international telephone service is highly competitive. In additional to the major service providers such as AT&T, MCI and Sprint, there are numerous smaller service providers as well as resellers, who do not own and operate equipment but purchase telephone time from service providers at a discount and resell that time to the public. The Company believes that a primary competitive factor in the industry is pricing. The Company believes that the use of the Talkie Power Web Line Machine, which is less costly to purchase and maintain than traditional switching equipment, will enable it to offer telephone calling time at lower rates than competitors whose rate structure must account for the higher cost of such traditional switching equipment. As a result of deregulation in foreign countries, which could result in competition from other service providers with large, established customer bases and close ties to governmental authorities in their home countries and decreased prices for direct-dialed international calls, the Company may face increasing competition which could adversely affect the Company's gross margins on phone services sold for its own account and, thereby, reduce the Company's income.

      The Company's Talkie interactive voice response software programs compete with products sold by approximately two dozen entities in North America, including AT&T, Northern Telecom and others. However, in the more limited market for industry-specific and custom interactive voice response applications, the Company knows of only one direct competitor. The Company's Talkie-Globe system competes with telephone callback products sold by approximately six other entities.

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

      Planned Activities

      In February 1999, CBS launched IG2(TM) (Internet Generation Two), a multimedia network platform that is expected to provide high speed Internet access, e-Commerce capabilities, local and long distance service, television quality video conferencing and television programming through existing telephone wires already installed in the customer's home and/or small business. IG2(TM) is believed by the Company to be the next generation platform in Internet and communications delivery. The Company expects to price IG2(TM) services at a substantial discount over current rates charged for telephone, cable and Internet access combined. IG2(TM), Inc., a subsidiary of CBS, was designated to deploy IG2(TM) services.

      The initial trial rollout, Phase I, presently projected for the third quarter of 1999, targets twenty-two cities and expands to sixty-three cities by the end of that year. Phase I, using an asynchronous transport mode ("ATM") technology, is expected to offer guaranteed quality of service, carrier class-level voice over internet ("Voice/IP") long distance service at aggressively competitive rates. Phases II and III of this enterprise, utilizing state-of-the-art digital subscriber line ("DSL") equipment, are expected to provide a wide array of Voice/IP services including local dial tone, call-back, dial-around, traditional long distance and high speed internet access. Additionally, because this technology permits broadband service over existing copper wires, the Company's Technology Division is positioning itself to offer, at very competitive prices, additional services such as virtual private networks ("VPN"), movies on demand and pay TV, home shopping, banking, telemarketing, tele-medicine, video conferencing and distance learning, to enhance its value in the event of divestiture.

      Also in February 1999, CBS received approval to operate as a facilities-based Carrier of Telecommunications Services and Intrastate Interexchange Services in New York, Florida and California. This will enable CBS through IG2(TM) to provide XDSL services in these states.

      No assurance can be given that the Company will be successful in developing the foregoing products or services, or that if successfully developed, such products or services will result in revenues to the Company or be attractive to potential acquirors of this operation.

Recent Developments

      In January 1999 the Company and CBS entered into a Securities Purchase Agreement with certain purchasers named therein (the "Purchasers"), pursuant to which the Company and CBS agreed to sell up to 2,750 Units (the "Units"), each Unit consisting of (a) in the first tranche, (i) a 12% Convertible Debenture of the Company in the principal amount of One Thousand Dollars ($1,000) of the Company (the "Debentures"), convertible on certain terms and conditions into shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), (ii) 36.3636 shares of Common Stock, (iii) warrants (the "Warrants") to acquire 83.3333 shares of Common Stock and (iv) warrants (the "CBS Warrants") to acquire 25.4545 shares of common stock, par value $0.01 per share, of CBS (the "CBS Shares"), and (b), in the second tranche, (i) a Debenture in the principal amount of One Thousand Five Hundred Sixty-Three and 64/100 Dollars ($1,563.64) and (ii) Warrants to acquire 130.3030 shares of Common Stock and (c) in the third tranche, (i) Debentures in an aggregate principal amount of One Thousand Five Hundred Sixty-Three and 64/100 Dollars ($1,563.64) and (ii) Warrants to purchase 130.3030 shares of Common Stock. The shares of Common Stock issuable upon conversion of or otherwise pursuant to the Debentures are referred to herein as the "Conversion Shares" and the shares of Common Stock issuable upon exercise of or otherwise pursuant to the Warrants are referred to herein as the "Warrant Shares." The Company closed on the first tranche of $2.75 million and issued to the Purchasers, in the aggregate, Debentures in the face amount of $2.75 million, 100,000 shares of Common Stock, Warrants to acquire 229,167 shares of Common Stock and CBS Warrants to acquire 70,000 CBS Shares. Consummation of the second and third tranches is conditioned upon, among other things, achievement by the Company and CBS of certain mutually agreeable milestones and under certain conditions, approval by the shareholders of Fidelity.The Debentures are convertible into Common Stock of the Company at any time after the date of issue (subject to certain volume limitations). Upon conversion, holders will be entitled to receive a number of shares of Common Stock determined by dividing the outstanding principal amount of the Debentures by a conversion price equal to the lesser of 90% of the average closing bid prices for the Common Stock during a defined period prior to conversion, and $4.20 (but in no event less than $3.00, and subject to adjustment upon the occurrence of certain dilutive events). The Warrants are exercisable for shares of Common Stock of the Company. Upon exercise, holders will be entitled to receive shares of Common Stock for an exercise price of $4.20 per share. The Warrants will expire on January 25, 2004. The CBS Warrants are exercisable for shares of Common Stock of CBS. Upon exercise, holders will be entitled to receive shares of Common Stock for an exercise price of $0.001 per share. The CBS Warrants will expire on January 25, 2004.In connection with this transaction, the Company also entered into a Registration Rights Agreement with the Purchasers under which the Company is required to file a registration statement on Form S-3 by March 11, 1999, subject to certain specified exceptions, which have been met, covering resales of the Conversion Shares and the Warrant Shares (the "Resale Registration Statement"). Under the Registration Rights Agreement, the Company may be required to make certain payments to holders of the Debentures as partial damages if, among other things, the Resale Registration Statement has not been declared effective by the Securities and Exchange Commission on or before July 9, 1999, subject to certain specified exceptions. In connection with the placement of the Debentures, the Company paid to Zanett Securities Corporation, the placement agent for the transaction (the "Placement Agent") a fee and non-accountable expense allowance of 6.9%, and the Company also issued to the Placement Agent, and its assignees, 50,000 shares of the Company's Common Stock, 30,000 shares of CBS Common Stock and warrants to purchase an aggregate of 114,583 shares of Common Stock at an exercise price equal to $4.20 per share. See "Management's Discussion and Analysis of Financial Condition."

Item 2. Description of Property.

      Major Auto owns an approximately 12,000 square foot facility consisting of office and automobile showroom space in Long Island City, New York, as well as an approximately 40,000 square feet service facility in Long Island City, New York, both of which it acquired in the Major Auto Acquisition. Apart from the foregoing, neither the Company nor any of its subsidiaries owns any real estate or plants. All other operations of the Company and its subsidiaries are conducted from locations leased from unaffiliated third parties.

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

      The Company believes that its current facilities are suitable and adequate for its current needs, but could require additional facilities to accommodate any future expansion.

      Computer Business Sciences (Israel) leases from an unrelated third party approximately 1,517 square feet of office space in Raanana, Israel. The lease expires on September 1, 1999, but Computer Business Sciences (Israel) has an option to renew the lease for an additional two-year period. The current annual rent under such lease is $22,620 and will increase by 6% on July 1, 1999.

      Info Systems leases from an unrelated third party approximately 1,415 square feet of office space in Downsview, North York, Canada. The lease expired on October 31, 1998, but Info Systems renewed the lease for an additional two-year period. The current annual rent under such lease is $19,810 and is not subject to escalation.

      Major Subaru subleases from an unrelated third party approximately 2,500 square feet of office and automobile showroom space in Woodside, New York. This lease expired on January 31, 1998 but is continuing on a month-to-month basis. The current annual rent under such lease is $114,000.

      The Company has an interest in the following leases, under which Major Auto presently pays aggregate annual rental payments of $423,000:

      Major Chrysler, Plymouth, Jeep Eagle leases from an unrelated third party approximately 17,400 square feet of office and automobile showroom and storage space in Long Island City, New York for an annual rental of $90,000. This lease expires on October 31, 2001, but Major Chrysler, Plymouth, Jeep Eagle has the option to extend the lease for one additional ten-year term.

      Major Auto leases from an unrelated third party approximately 2,000 square feet of lot space in Astoria, New York adjacent to the main Major Dodge showroom. This lease expired on June 30, 1997 at which time the annual rent was $33,000. Major Auto is currently renegotiating such lease and remains in possession of the premises under an oral month-to-month lease. Major Auto does not believe that this property is material to the operation of Major Auto.

      Major Chevrolet leases from an unrelated third party, for $300,000 annually, two adjacent automobile dealership facilities in Long Island City, New York, comprising approximately 250,000 square feet. This lease expires on February 1, 2004, but Major Chevrolet has the option to extend the lease for up to three additional five-year terms.

Item 3. Legal Proceedings.

      On November 22, 1996, the Company and its wholly owned subsidiaries Computer Business Sciences and Info Systems filed an action in the New York Supreme Court, Queens County against Michael Marom ("Marom") and M.M. Telecom, Corp. ("MMT"). The Company and its subsidiaries are seeking damages of $5,000,000 for breach of contract, libel, slander, disparagement, violation of copyright laws, fraud and misrepresentation.

      On February 4, 1997, the defendants filed a counterclaim against the Company and its subsidiaries seeking damages of $50,000,000 of compensatory and punitive damages for breach of contract and violation of the Lanham Act. The defendants allege in their counterclaim that the Company, Computer Business Sciences and Info Systems misappropriated and altered software developed by Marom in order to prevent competition with the Company's Talkie-Globe. Both parties to the litigation have filed responses to the counterclaims.

      The Company, Computer Business Sciences and Info Systems have filed a Motion to Dismiss Marom and MMT's counterclaims for failure to state a cause of action. While there was minimum opposition, Marom and MMT did cross move to amend their answer and counterclaims to include thirteen causes of action. The Company has submitted opposition to this amendment attempting to show that the proposed amended counterclaims have no merit. All papers in the action have been recently submitted and the Company is awaiting a decision from the Court. The Company and its litigation counsel believe that the Company and its wholly owned subsidiaries have a good basis to oppose Marom's and MMT's counterclaims.

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

      The Company's legal counsel contacted Mr. Tepper in November 1997, seeking to verify details of the claimed foreclosure in order to verify Mr. Tepper's eligibility to take advantage of his predecessor's holding period for the shares in question. Mr. Tepper never responded to that inquiry. Instead, on December 23, 1997, Mr. Tepper, acting through counsel, asserted a number of claims against the Company, including claims arising out of transactions dating back to the 1995 acquisition by the Company of the armored conduit patents. See "Description of Business-Plastics and Utility Products Operations."

      The Company has been advised by counsel that Mr. Tepper's claims are without merit. However, one of the allegations made by Mr. Tepper prompted an inquiry by the Company into one of the circumstances of that transaction.

      On October 15, 1996 the Company, Progressive Polymerics, Inc. ("Progressive") and PPYM signed a First Amendment to the Patent Sale and Purchase Agreement (the "First Amendment") between them dated November 14, 1995. The First Amendment, which was dated September 30, 1996, settled a claim by the Company against Progressive and PPYM related to undisclosed additional development costs related to the armored conduit patents. The Company commenced litigation against Progressive and PPYM in which it sought a reduction in the purchase price for the armored conduit patents. The First Amendment changed the purchase price from $500,000 in cash to the sum of (i) $100,000 in cash, (ii) 160,000 shares of the Company's Common Stock and (iii) warrants to purchase an additional 160,000 shares of the Company's Common Stock.

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

      The Company, assuming it is successful in the prosecution of this litigation, will then seek to recover damages from PPYM and Progressive related to the misrepresentations concerning additional development expenditures required in connection with the patents covered by the Patent Sale and Purchase Agreement. These misrepresentations were the subject of the legal action referred to in the preceding paragraph.

Item 4. Submission of Matters to a Vote of Security-Holders.

None.

                                     PART II

Item 5. Market For Common Equity and Related Stockholder Matters.

Market Information

      On October 7, 1998, the Company's Common Stock was approved for trading on the NASDAQ SmallCap Market System. From the time of the listing through April 8, 1999, the high bid price was $18.50 and the low bid price was $3.375; quarter-end high and low bids were (as reported by Nasdaq Trading & Market Services) which quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions:

      Quarter Ended               High Bid              Low Bid
      -------------               --------              -------

      March 31, 1999              $18.50                $6.125
      December 31, 1998           $6.5625               $3.375
      September 30, 1998          $5.8125               $3.625
      June 30, 1998               $4.875                $4.125
      March 31, 1998              $4.625                $4.0625
      December 31, 1997           $5.375                $4.00
      September 30, 1997          $4.375                $3.50
      June 30, 1997               $5.50                 $4.00

Shareholders

      As of April 8, 1999 there were 739 holders of record of the Company's Common Stock.

Dividends

      The Company has never declared dividends on any class of its securities and has no present intention to declare any dividends on any class of its securities in the future.

Recent Sales of Unregistered Securities

      The securities described below of the Company were sold by the Company during 1998 without being registered under the Securities Act. All such sales made in reliance on Section 4(2) of the Securities Act were, to the best of the Company's knowledge, made to investors that, either alone or together with a representative that assisted such investor in connection with the applicable investment, had such sufficient knowledge and experience in financial and business matters to be capable of evaluating the merits and risks connected with the applicable investment.

      1. In April 1998, the Company issued $600,000 principal amount of its 10% Convertible Subordinated Debentures due 1999 (the "Debentures") to one institutional investor and two accredited investors, for aggregate proceeds to the Company of $600,000.

      2. In April 1998 the Company issued 350,000 shares to Omni-Teleservices, Inc. at a per share price of $3.28 in consideration for the acquisition of telephony territories and equipment.

      3. In June 1998 the Company issued 10,500 shares to Filas Group, Inc. at a per share price of $3.15 in consideration for services rendered.

      4. In July 1998 the Company issued 17,000 shares to 170 Major Auto employees at a per share price of $2.98 in consideration for services rendered.

      5. In July 1998 the Company issued 3,000 shares to Stephen Glicker at a per share price of $2.98 in consideration for services rendered.

      6. In August 1998 the Company issued 18,000 shares to Pinky Gems Export Co., Ltd. at a per share price of $3.28 in consideration for consulting and telephony services and equipment.

      7. In August 1998 the Company issued 150,000 shares to Robert LaRea at a per share price of $3.28 in consideration for services rendered.

      8. In October 1998 the Company issued 187,500 shares to Clemont Investment at a per share price of $3.19 in consideration for consulting services.

      9. In October 1998 the Company issued 40,000 shares to S & L Telecom at a per share price of $3.19 in consideration for services and equipment.

      10. In October 1998 the Company issued 50,000 shares to Robert Kaszovitz at a per share price of $3.19 in consideration for services and equipment.

      11. In October 1998 the Company issued 50,000 shares to Riki Roth at a per share price of $3.19 in consideration for services rendered.

      12. In October 1998 the Company issued 100,000 shares to TULA Business at a per share price of $3.19 in consideration for consulting services.

      13. In December 1998 Nissiko Partners exercised warrants to purchase 144,814 shares at a per share price of $1.25.

      14. In December 1998 the Company issued 19,800 shares , in the aggregate, to all of the Company's employees at a per share price of $3.48 as a year-end bonus.

Item 6. Management's Discussion and Analysis of Financial Condition.

      The following discussion of the operations, financial condition, liquidity and capital resources of the Company and its subsidiaries should be read in conjunction with the Company's audited Consolidated Financial Statements and related notes thereto included elsewhere herein.

      This annual report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements.

      The Company

      On May 14, 1998, the Company, a holding company whose primary purpose is the regional consolidation of the retail automotive industry, acquired, from a related party, Major Auto and related real estate for approximately $14 million in cash and capital stock. Previously, as a holding company, Fidelity Holdings, Inc. was involved in the acquisition and development of synergistic technological and telecommunications businesses and sought to capitalize on other opportunities. The Company's Board of Directors is seeking to divest the Company of its non-automotive operations in order to maintain the Company's focus on the regional consolidation of retail automotive dealerships. Accordingly, all such non-automotive operations have been classified collectively as "Discontinued Operations."

      As a result of the acquisition of Major Auto, which, together with the Company's automotive leasing subsidiary, Major Fleet, represent the continuing operations of the Company, the Company is now one of the largest volume retailers in New York City of new and used vehicles. Major Auto currently maintains the following dealerships, all of which are located in Queens, New
York: (i) Chevrolet; (ii) Chrysler and Plymouth; (iii) Dodge; (iv) Jeep; and (v) Subaru. The acquisition was accounted for as a purchase. Accordingly, the consolidated results of operations of the Company include the results from Major Auto only since the date of acquisition on May 14, 1998. Such results are not necessarily indicative of the results for a full year.

Results of Continuing Operations - Year Ended December 31, 1998 and Year Ended December 31, 1997

      Revenues. Revenues for the year 1998 increased approximately $97,625,000 or 10,200% over the prior year. Such increase was almost solely attributable to the earnings of Major Auto which were $97,587,000 for the period from May 14, 1998 (date of acquisition) to December 31, 1998. Revenues for Major Fleet increased approximately $38,000 (4.1%) to $992,451 in 1998.

      Cost of Sales. The cost of sales in 1998 of $84.1 million is attributable to Major Auto's operations since its acquisition on May 14, 1998. There is no comparable amount for the prior year.

      Gross profit. Gross profit, which showed a net increase of $13.5 million, or 1,400%, to $14.5 million for 1998, is almost totally related to the operations of Major Auto, the gross profit of which was $13.5 million since its acquisition on May 14, 1998. Gross profit as a percentage of sales for Major Auto in 1998 was 13.8%. Management of the Company believes that Major Auto's profitability during 1998 was enhanced as a result of a strike by the employees of General Motors Corporation (the "GM strike") which took place near the time that Major Auto was acquired by the Company. The Company believes that because Major Auto's Chevrolet dealership had a substantial inventory of new cars at that time while there was generally a shortage of such cars elsewhere, the Company was able to realize greater gross margins than it otherwise would have in a more competitive situation. Additionally, the Company believes that in instances where customers at its Chevrolet dealership were resistant to the price level at that time, Major Auto was able to direct such customers to its other dealerships where prices for similar vehicles were more competitive, thus increasing overall sales. It should also be noted that the acquisition of Major Auto took place at a time during the year where automotive vehicle sales generally rise and after the winter months when such sales generally decrease. For all of these reasons, the results for the period May 14, 1998 (date of acquisition) to December 31, 1998 are not necessarily indicative of the results for a full year or for any future period within a year.

      Operating expense. In 1998, operating expenses increased approximately $10.5 million from $1.2 million in 1997, almost all as a result of the acquisition of Major Auto on May 14, 1998. Operating expenses attributable to Major Auto since that date aggregated $10.5 million.

      Interest expense. Interest expense, net, had a net increase of $633,184 to $754,189 in 1998, from interest expense of $121,005 incurred in 1997. This is primarily related to the floor plan interest of $203,998 and interest incurred in financing the acquisition of Major Auto amounting to $473,429 and, to a lesser extent, $69,113 of interest attributable to the Company, including $43,806 of interest accrued on outstanding debentures, partially offset by income of $83,951 and a small decrease in Major Fleet's interest cost.

      Discontinued operations. The Company experienced a loss from discontinued operations in 1998 of $(979,161) compared with a profit in discontinued operations in 1997. This is primarily the result of the Company's determination in the third quarter of 1997 to acquire the territorial and other rights and equipment of its existing Master Agents. Accordingly, the Company halted sales to Master Agents during the third quarter of 1997 and had no revenue from this source in 1998. Additionally, the Company has been seeking the appropriate economically viable means to divest itself of its non-automotive operations, including its telephony technology, IG-2 project and plastics operations. In order to pursue such divestiture at the maximum potential valuation, the Company has incurred the costs necessary to maintain and enhance those facets of its business in order to make them marketable. All such costs are included in discontinued operations.

Results of Operations - Year Ended December 31, 1997 and Year Ended December 31, 1996

      Revenues. Revenue from continuing operations for the year 1997, all attributable to Major Fleet, was $953,033, less than a $2,000 increase from the prior year's revenue of $951,261. Inasmuch as there were no other continuing operations and there are no costs of sales related to leasing income, the amounts and the change in revenue is equal to the gross profit for the respective periods.

      Operating expense. In 1997, operating expenses from continuing operations had a net increase of approximately $488,000 from $727,000 in 1996 to approximately $1.2 million. Approximately $614,000 of the increase was attributable to a full year's operations of Major Fleet which was acquired in 1996, offset by a decrease in the Company's operating expense of approximately $126,000.

      Interest expense. Interest expense increased by $92,234 to $121,005 in 1997 compared with interest expense of $28,771 incurred in 1996. This increase is primarily related to the operations of Major Fleet which had an increase of $102,071 offset by a decrease in Fidelity Holdings, interest expense of $9,837.

Assets, Liquidity and Capital Resources - December 31, 1998

      Primarily as a result of the acquisition of Major Auto, the Company's total assets increased to approximately $49.4 million at December 31, 1998 from approximately $9.4 million at December 31, 1997. For the same reason, stockholders' equity increased to approximately $16.5 million from $6.5 million at December 31, 1997. Included in the Company's current assets is $7,074,164 of net assets held for sale. This amount represents the total of assets less related liabilities from the Company's former Technology and Plastics Divisions, the operations of which the Company is seeking to divest in an economically productive manner. The acquisition of Major Auto was financed through a $7.5 million facility from Falcon. See "Description of Business - Automotive Division."

      The Company's primary source of liquidity for the year ended December 31, 1998 was $2,259,858 from its net income of $528,140, as adjusted by non-cash charges which aggregated $1,731,718. This net increase in cash from income was increased by the effect of:

      (a) a net decrease in assets of $735,161, primarily from the decreases in Major Auto's inventory since its acquisition on May 14, 1998 of $1,698,176 and other assets of $414,668, partially offset by an increase in Major Auto's accounts receivable of $767,119 and Major Fleet's increase in financing leases of $622,294; and

      (b) the net decrease in liabilities of $(1,930,347) is primarily related to a decrease in Major Auto's floor plan liabilities of $(2,892,917) partially offset by an increase in due to affiliates of $802,859 and a net increase in accounts payable and accrued expenses of $198,648.

      The decrease in inventories cited in (a) above, is primarily due to the relatively high levels of inventory being maintained by Major Auto at the time of its acquisition by the Company which was immediately prior to the GM strike. As discussed above under "Gross profit," this inventory was subsequently sold and inventory was allowed to return to more normal levels.

      The Company's investing activities had a net use of cash of $(1,080,126). The most significant component of this use was the acquisition of Major Auto, which used cash, net of cash acquired in the transaction of $(1,018,432). Additionally, cash of $780,671 was provided by financing activities: (i) the proceeds of $600,000 from the sale of convertible, subordinated debentures to a limited number of accredited investors; (ii) net proceeds from long-term debt of $429,599; and (iii) an increase in lines of credit of $300,000, partially offset an increase in due to shareholders of $(689,699) and a decrease in notes payable of $(109,080).

      The foregoing activities, i.e. operating, investing and financing, resulted in a net cash increase of $759,943 for the year ended December 31, 1998.

      In January 1999, the Company and its subsidiary CBS entered into a financing transaction through a Securities Purchase Agreement. This transaction consists of an aggregate of $11,350,000 in 12% convertible debentures to be drawn in three tranches. The funding for each of the tranches is subject to, among other things, the Company and CBS meeting certain milestones. The first tranche, representing $2,750,000 in gross proceeds, was closed. The Company issued to the purchasers, in the aggregate, debentures for $2.75 million, 100,000 shares of the Company's common stock, warrants to acquire 229,167 shares of the Company's common stock and warrants to acquire 70,000 shares of CBS' common stock, as well as certain placement fees and expenses. (See "Recent Developments" and Note 18 of Notes to Consolidated Financial Statements for additional details.)

      The Company believes that the cash generated from existing operations, together with existing cash, available credit from its current lenders, including banks and floor planning, will be sufficient to finance its current operations, planned expansion and internal growth for at least the next twenty-four months.

Year 2000 Issue

      The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates are processed. In addition, similar problems may arise in some systems that use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failures which could affect an entity's ability to conduct normal business operations.

      The Company recognizes the need to ensure its operations will not be adversely impacted by the inability of the Company's systems to process data having dates which could be affected by the Year 2000 issue. The Company is currently addressing the risk with respect to the availability and integrity of its financial systems and operating systems. While the Company believes its planning efforts are adequate to address the Year 2000 concerns, there can be no assurance that the systems of other companies, including suppliers, customers and others on which the Company's operations rely are, or will be made, compliant on a timely basis and will not have a material effect on the Company. However, all such significant systems are being evaluated for compliance. The cost of the Company's Year 2000 compliance effort is not expected to be material to the Company's results of operations or financial position.

Item 7. Financial Statements

      The Financial Statements are filed as a part of this Annual Report as pages F-1 through F-40 following Part IV.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

(a) Previous independent accountants

      (i) On February 5, 1999, the Company dismissed Peter C. Cosmas Co., CPAs as its independent accountants.

      (ii) The reports of Peter C. Cosmas Co., CPAs on the consolidated financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

      (iii) The Company's Audit Committee and Board of Directors participated in and approved the decision to change independent accountants.

      (iv) In connection with its audits for the two most recent fiscal years and through February 5, 1999, there have been no disagreements with Peter C. Cosmas Co., CPAs on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Peter C. Cosmas Co., CPAs would have caused them to make reference thereto in their report on the consolidated financial statements for such years.

      (v) During the two most recent fiscal years and through February 5, 1999, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

      (vi) Peter C. Cosmas Co., CPAs furnished the Company with a letter addressed to the SEC stating that it agreed with the above statements.

(b) New independent accountants

      (i) The Company engaged BDO Seidman LLP as its new independent accountants as of February 5, 1999. During the two most recent fiscal years and through February 5, 1999, the Company has not consulted with BDO Seidman LLP on items which (1) were or should have been subject to SAS 50 or (2) concerned the subject matter of a disagreement or reportable event with the former auditor, (as described in Regulation S-K Item 304(a)(2). The Company authorized Peter C. Cosmas Co., CPAs to respond to any and all inquiries of the successor accountant.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

      The names, ages and principal occupations of the Directors and Executive Officers of the Company are as follows:

Name                     Age   Position, Term In Office
----                     ---   ------------------------
Bruce Bendell            44    Chairman of the Board and Chief Executive Officer
Doron Cohen              42    President, Treasurer and a Director
David Edelstein          45    Director
Richard L. Feinstein     55    Chief Financial Officer
James Wallick            48    Director
Jeffrey Weiner           41    Director

      The following is a brief description of the professional experience and background of the directors and executive officers of the Company:

Bruce Bendell. Mr. Bendell has served as the Company's Chairman of the Board since its incorporation in November 1995, as its Chief Executive Officer since May 1998 and as President from May 14, 1998 to December 1998. Mr. Bendell has served as the President and a director of Major Chevrolet and its affiliates since December 1985.

Doron Cohen. Mr. Cohen has served as the President, Treasurer and a director of the Company since its incorporation in November 1995, except for the period May 14, 1998 through December 18, 1998 during which period Bruce Bendell served as President of the Company. Mr. Cohen has also served as the president of the Company's subsidiary, CBS since 1995. From 1991 to 1995, Mr. Cohen served as President and Chief Executive Officer of Holtman Enterprises, a construction and interior design company.

David Edelstein. Mr. Edelstein has served as a director of the Company since May 1998. Mr. Edelstein has been in the real estate development business since 1979. Currently he is the Managing Member of Sutton East Associates LLC, a real estate development limited liability company and is involved in several sizable real estate projects in New York and Florida.

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

James Wallick. Mr. Wallick has served as a director of the Company since May 1998. Mr. Wallick has been in the automotive dealership and financing business since 1971. He is currently president of MLC Leasing and Apple Chevrolet and vice president and a director of TecFin Corp.

Jeffrey Weiner. Mr. Weiner has served as a director of the Company since May 1998. Mr. Weiner is a certified public accountant and has been with the accounting firm of Marcum & Kliegman LLP, where he is currently Managing Partner, since 1981.

      The following persons, although not executive officers of the Company, are regarded by management as key personnel:

      Zvi Barak. Mr. Barak, age 46, has served as the Director of Research and Development of the Company's Computer Telephony and Telecommunications division since April, 1996. From 1992 to August 1996, Mr. Barak served as President of Info Systems.

      Moise Benedid. Mr. Benedid, age 49, has served as the President of the Company's Canadian subsidiary Info Systems since August 1996. From November 1994 through July 1996, Mr. Benedid served as Vice President in charge of marketing and technical support for TelePower International, Inc., where he was responsible for the sale in Canada of franchises based on the "Talkie" technology. From December 1992 to November 1994, Mr. Benedid served as President of Powerpoint Microsystems, Inc., and from August 1989 to December 1992, he served as President of Computer Junction, a Toronto-based computer retail store.

      Harold Bendell. Mr Bendell, age 51, has served as served as a senior executive of Major Auto since December 1985. He, together with his brother, Bruce Bendell, is responsible for the day to day operations of Major Auto.

      Bruce Hall. Mr. Hall, age 53, has served as Vice President of Operations of the Company since March 1998. From November 1997 to March 1998, Mr. Hall was a consultant to the Company. For the thirty years prior to that time, he was with Bell Atlantic (NYNEX), most recently as their Director of Operations for the Borough of Queens, New York.

      Kimberly R. Peacock. Ms. Peacock, age 33, serves as president of the Company's Internet technology subsidiary, IG2(TM), Inc. Ms. Peacock has been associated with the Company in various technical capacities since February 1997. Prior to such time she worked as an independent technical consultant to several Fortune 500 companies and helped found two Internet service providers.

      John Pinciaro. Mr. Pinciaro, age 49, serves as Vice-President of the Company's subsidiary Premo-Plast since January 1, 1997 and will serve as the President of the subsidiary of the Company formed in October 1997 to exploit the Company's spa fixture technology. Mr. Pinciaro has served as the Chief Executive Officer of ThermoSpas, Inc., a manufacturer and distributor of spas, since it inception in 1983.

      Ronald K. Premo. Mr. Premo, age 60, has served as the President of the Company's subsidiary Premo-Plast since January 1997. In 1993, Mr. Premo founded and has since operated R.K. Premo & Associates, a manufacturer's representative agency for the plastics industry. From 1987 to 1993, Mr. Premo was a Manufacturer's Representative for R.W. Mitscher, Inc.

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

      Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during Fiscal 1998, its officers, directors, and greater than ten-percent beneficial owners have complied with all applicable Section 16(a) filing requirements with the exception of the following: one late filing on Form 3 was made by each of Bruce Bendell, Doron Cohen, Richard Feinstein, David Edelstein, James Wallick and Jeffrey Weiner, and one late filing on Form 4 with respect to two transactions was made by Jeffrey Weiner.

Item 10. Executive Compensation.

Summary Compensation Table

      The following table sets forth information for each of the Company's fiscal years ended December 31, 1998 and 1997 concerning compensation of (i) all individuals serving as the Company's Chief Executive Officer during the fiscal year ended December 31, 1998 and (ii) each other executive officer of the Company whose total annual salary and bonus equaled or exceeded $100,000 in the fiscal year ended December 31, 1998:

                                                               Annual Compensation
                                                               -------------------
                                                                                           All
                                                                            Other         Other
     Name and Principal Position          Year     Salary($)   Bonus($)   ($)Annual   Compensation($)
Doron Cohen(1)                            1998      246,500          0           0          0
   President and Treasurer                1997      206,500          0           0          0
Bruce Bendell(2)                          1998      248,530    127,437           0          0
   Chairman and Chief Executive           1997      178,080          0           0          0
   Officer
Bruce Hall(3)                             1998      135,000          0       6,000          0
                                          1997       11,250          0         500          0
Richard Feinstein(4)                      1998      125,000          0       3,166          0
                                          1997       35,000          0           0          0
Zvi Barak(5)                              1998      150,000          0      23,000          0
   Director of Research and Development   1997      150,000          0      23,000          0

(1) Salary in 1998 includes $150,000 from the Company (subsequently paid through the issuance of 39,024 shares of the Company's Common Stock). Mr. Cohen waived his salary from the Company for the years ended December 31, 1997. This salary will not accrue. Mr. Cohen was paid a salary in 1997 of $56,500 from Computer Business Sciences.

(2) Salary in 1998 includes $150,000 from the Company (subsequently paid through the issuance of 39,024 shares of the Company's Common Stock). Mr. Bendel received $81,250 in salary and $127,437 in bonus from Major Auto since its acquisition on May 14, 1998. Mr. Bendell waived his consultant's fee from the Company for the years ended December 31, 1997 and 1996. This fee will not accrue. Mr. Bendell received $17,280 and $28,080 as management fees from Major Fleet for management services performed in 1998 and 1997, respectively.

(3) 1998 amounts represent a full year of salary and automobile allowance of $500 per month for Mr. Hall who commenced employment in December 1997.

(4) Mr. Feinstein was a part time consultant in 1997 and commenced full time employment in January 1998. Other Annual amount represents an automobile allowance of $527 per month since July 1998.

(5) Includes $5,000 for life and disability insurance premiums and $18,000 annual automobile allowance.

Option Grants Table

No individual grants of stock options were made during the fiscal year ended December 31, 1998 to any of the executive officers of the Company named in the Summary Compensation Table.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

      No stock options were exercised during the fiscal year ended December 31, 1997 by any of the executive officers named in the Summary Compensation Table. The value of unexercised options held by any such persons as of December 31, 1998 was as follows for Bruce Bendell (the only such option holder):

      Total number of shares underlying unexercised options       50,000
      Exercisable options                                         50,000
      Unexercisable options                                        - 0 -
      Value of in-the-money options                             $162,500(1)

----------
(1) Represents warrants to acquire 50,000 shares of Common Stock issued to Mr. Bendell on October 2, 1996 as a signing bonus under a management agreement with the Company to manage the operations of Major Fleet.

Compensation of Directors

      Directors of the Company were not compensated for their services in 1998. The Company reimburses directors for their expenses of attending meetings of the Board of Directors.

      As of November 7, 1995, the Company's date of incorporation, the Company entered into a Consulting Agreement with Bruce Bendell, its Chairman, pursuant to which he serves as a business, management and financial consultant to the Company for a period ending on December 31, 1998, subject to successive one-year extensions at the option of the Company. Mr. Bendell receives an annual consulting fee as determined by the Company's Board of Directors from time to time, but not less than $150,000. The consulting fee is subject to a yearly cost-of-living adjustment and may also be retroactively increased based upon the Company's profits per outstanding share of Common Stock for the applicable year. The available percentage increase in consulting fee as a result of profits ranges from 5% for break-even results to 150% for earnings per share exceeding $1.00 per share. Mr. Bendell is also entitled to a bonus in such amounts and at such times as determined by the Company's Board of Directors. In addition, the agreement provides that Mr. Bendell is entitled to various fringe benefits and is entitled to participate in any incentive, stock option, deferred compensation or pension plans established by the Company's Board of Directors. Mr. Bendell has agreed not to disclose confidential information relating to the Company and has agreed not to compete with, or solicit employees or customers of, the Company during specified periods following the breach or termination of his agreement to serve as a consultant to the Company. Mr. Bendell has been serving at will since the expiration of the agreement pursuant to the same terms. Mr Bendell's consulting fee in 1998 includes $150,000 subsequently paid through the issuance of 39,024 shares of the Company's Common Stock. See "Executive Compensation."

Employment Contracts and Termination of Employment, and Change in Control Arrangements

      Doron Cohen. As of November 7, 1995, the Company's date of incorporation, the Company entered into an Employment Agreement with Doron Cohen, pursuant to which he serves as the Company's President, Chief Executive Officer and Treasurer for a period ending on December 31, 1998, subject to successive one-year extensions at the option of the Company. Mr. Cohen receives an annual base salary as determined by the Company's Board of Directors from time to time, but not less than $150,000. The annual salary is subject to a yearly cost-of-living adjustment and may also be retroactively increased based upon the Company's profits per outstanding share of Common Stock for the applicable year. The available percentage increase in salary as a result of profits ranges from 5% for break-even results to 150% for earnings per share in excess of $1.00 per share. Mr. Cohen is also entitled to a bonus in such amounts and at such times as determined by the Company's Board of Directors. In addition, the agreement provides that Mr. Cohen is entitled to various fringe benefits under the agreement and is entitled to participate in any incentive, stock option, deferred compensation or pension plans established by the Company's Board of Directors. Mr. Cohen has agreed not to disclose confidential information relating to the Company and has agreed not to compete with, or solicit employees or customers of, the Company during specified periods following discontinuance of his employment for any reason other than a termination for cause. Mr. Cohen has been serving at will since the expiration of the agreement pursuant to the same terms. Mr. Cohen's salary in 1998 includes $150,000 subsequently paid through the issuance of 39,024 shares of the Company's Common Stock. See "Executive Compensation."

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

      The Company maintains a $5 million liability insurance policy for the benefit of its officers and directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following tables sets forth information with respect to the beneficial ownership of each class of the Company's securities as of April 8, 1999, respectively, by (i) each director of the Company, (ii) each executive officer of the Company, (iii) all directors and executive officers of the Company as a group and (iv) each person known to the Company to own more than 5% of any class of it securities:

                                                           1996 Major Series of       1997 Major Series of
                                                          Convertible Preferred      Convertible Preferred
                                 Common        Stock             Stock(2)                    Stock(3)
Name and Address(9)              Number       Percent       Number      Percent     Number            Percent

Bruce Bendell                 4,689,034(4)     44.14%     125,000(5)       50%     900,000(5)          100.0%
Doron Cohen                   2,539,024(6)      29.8%
David Edelstein                     400          *
Richard L. Feinstein             20,000          *
James Wallick                         0          *
Jeffrey Weiner                    2,200(8)       *
All directors and execu-
 tive officers as a group     7,250,658(7)     68.3%

*Represents less than 1% of the outstanding shares of Common Stock.

(1)   Based on 8,522,121 shares of Common Stock outstanding on April 8, 1999.

(2) Based on 250,000 shares of the 1996-Major Series of Convertible Preferred Stock outstanding on December 31, 1998.

(3) Based on 900,000 shares of the 1997-Major Series of Convertible Preferred Stock outstanding on December 31, 1998.

(4) Includes (i) 10 shares of Common Stock owned by Bruce Bendell's wife and the following shares of Common Stock which Bruce Bendell has the right to acquire within 60 days: (a) 250,000 shares of Common Stock, the minimum number of shares of Common Stock into which the 125,000 shares of the 1996-MAJOR Series of Convertible Preferred Stock beneficially owned by Bruce Bendell are convertible, (b) 50,000 shares of Common Stock which Bruce Bendell has the right to acquire upon the exercise of warrants and
      (c) 1,800,000 shares of Common Stock, the minimum number of shares of Common Stock into which the 900,000 shares of the 1997-Major Series of Convertible Preferred Stock beneficially owned by Bruce Bendell are convertible. Does not reflect a proxy giving Mr. Bendell the sole right to vote an additional 500,000 shares of Common Stock issued pursuant to the MOU for a period of two years. See "Description of Business Computer Telephony and Telecommunications Division-Talkie-Restructuring of Nissko Arrangements." Does not reflect Mr. Cohen's agreement to give Bruce Bendell a proxy to vote 750,000 of Mr. Cohen's shares during the two-year period commencing on October 14, 1997.

(5) All of such shares of the 1996-Major Series and 1997-Major Series of Convertible Preferred Stock are held in a trust created under the law of Gibraltar. Bruce Bendell is the principal beneficiary of such trust.

(6) Does not reflect Mr. Cohen's agreement to give Bruce Bendell a proxy to vote 750,000 of Mr. Cohen's shares during the two-year period commencing on October 14, 1997.

(7) Includes (i) 2,210 shares of Common Stock owned by immediate family members of directors and executive officers as a group and (ii) 2,100,000 shares of Common Stock that the directors and executive officers as a group have the right to acquire within 60 days.

(8)   Includes 2,000 shares owned by Mr. Weiner's wife.

(9) The address for each beneficial owner is c/o Fidelity Holdings, Inc., 80-02 Kew Gardens Rd., Suite 5000, Kew Gardens, NY 11415.

Item 12. Certain Relationships and Related Transactions.

      See "Executive Compensation-Employment Contracts and Termination of Employment, and Change in Control Arrangements" for a description of (i) the Employment Agreement between the Company and Doron Cohen, its President, Treasurer and one of its directors, and (ii) the Employment Agreement between the Company and Zvi Barak, its Director of Research and Development. In addition, in January 1999, Mr. Cohen was granted piggyback registration rights with respect to 39,024 shares of Company common stock issued to him as compensation for fiscal 1998. See "Executive Compensation."

      See "Executive Compensation-Compensation of Directors" for a description of the Consulting Agreement between the Company and Bruce Bendell, its Chairman and Chief Executive Officer. In addition, in January 1999, Mr. Bendell was granted piggyback registration rights with respect to 39,024 shares of Company common stock issued to him as compensation for fiscal 1998. See "Executive Compensation."

      In January 1999, Richard Feinstein, the Company's Chief Financial Officer, was granted standard piggyback registration rights with respect to 20,000 shares of Company common stock issued to him as a bonus for fiscal 1999.

      Following the acquisition of Major Auto by the Company, Bruce and Harold Bendell continue to be responsible for senior-level management of the dealerships. The Bendell brothers and the Company believe that this continuity of senior management was important in obtaining the manufacturers' consents to the transfer of the dealerships to the Company. The Bendell brothers' management control has been accomplished through (i) their ownership of 100 shares of the Company's 1997A-MAJOR AUTOMOTIVE GROUP Series of Preferred Stock (of which shares Bruce Bendell has a proxy to vote the 50 shares of the 1997A-MAJOR AUTOMOTIVE GROUP Series of Preferred Stock owned by Harold Bendell for a seven-year period which commenced on January 7, 1998) which carries voting rights allowing them to elect a majority of the Board of Directors of Major Auto, and through (ii) a related management agreement, discussed immediately below, See "Description of Securities-Preferred Stock- I 997A-MAJOR AUTOMOTIVE GROUP Series of Preferred Stock" below.

      To further facilitate obtaining the required manufacturers' consents, the Bendells and the Company have entered into a management agreement pursuant to which the Bendells will have the exclusive right and obligation to manage the automobile dealerships acquired by the Company in connection with the Major Auto Acquisition and any additional automobile dealerships that the Company may acquire in the future. The management agreement is for a term ending on December 31, 2002 and may not be earlier terminated unilaterally by the Company. If the Company continues to own automobile dealerships at the end of the term, the management agreement may be unilaterally extended by the Bendell brothers in order to maintain the level of management control that will avoid the need to seek further manufacturer consents. Should either of the Bendell brothers cease managing the dealerships, the management agreement provides that ownership of his 1997A-MAJOR AUTOMOTIVE GROUP Series of Preferred Stock shares and his management rights under the management agreement will be automatically transferred to the other, and should both brothers cease managing the dealerships for any reason, the shares and management rights will be automatically transferred to a successor manager designated in a successor addendum to each dealership agreement or, failing such designation, to a successor manager designated by the Company (subject to approval by the applicable manufacturers). As noted in the prior paragraph, Bruce and Harold Bendell will retain the right to elect a majority of the directors of Major Auto (and possibly other affiliates in the future) in order to facilitate obtaining the required manufacturers' consents. Should the Boards of Directors of Major Auto and the Company disagree as to a particular course of action, Major Auto would nonetheless be able to take the action in question, except that the management agreement prohibits certain actions without the prior approval by the Company's Board of Directors. Those actions are (i) disposing of any of the Major Auto dealerships, (ii) acquiring new dealerships, and (iii) the Company incurring liability for Major Auto indebtedness. Any compensation that Bruce Bendell is entitled to receive under the management agreement is in addition to any other compensation that he is entitled to receive as Chairman and Chief Executive Officer of the Company.

      As part of the Major Auto Acquisition, Major Auto acquired two related real estate components from Bruce and Harold Bendell for a purchase price of $3 million. See "Automotive Division" for a description of the Major Auto Acquisition.

      The Company has entered into a MOU with the Agent, the Nissko Principals, and with the remaining limited partner of Nissko, Robert L. Rimberg. Mr. Rimberg performs legal services on behalf of the Company. The MOU looks toward restructuring the Nissko arrangements as described above under "Description of Business--Computer Telephony and Telecommunications
Division-Talkie-Restructuring of Nissko Arrangements."

      The Company has made a loan to its President, Doron Cohen, in the principal amount of $140,000, bearing interest at 5.77% per annum, uncompounded. The loan is evidenced by a promissory note dated December 31, 1996. The promissory note provides that the full principal amount of, and all accrued interest on, the loan is due and payable in a single installment on December 31, 1999.

      Bruce Bendell, and Major Chevrolet, Major Dodge and Major Chrysler Plymouth Jeep Eagle, wholly-owned by Major Auto, have guaranteed the obligations of Major Fleet under a $5,000,000 line of credit with Marine Midland Bank. In addition, Bruce Bendell and Major Fleet have guaranteed the obligations of Major Auto's subsidiaries under certain of their agreements with various financial institutions pursuant to which such subsidiaries sell their vehicle finance contracts and leases. Major Fleet has pledged its assets to such financial institutions to secure its guarantee. In addition, such subsidiaries have cross-guaranteed and cross-collateralized their respective agreements with such financial institutions. See "Description of Business-Automotive Sales Division-Dealership Operations-Vehicle Financing" and "-Leasing Division" for a description of certain transactions between Major Auto and Major Fleet.

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

      On October 1, 1998 the Company entered into a consulting agreement with Clemont Investments Ltd., a consulting firm which provides business advisory services regarding the establishment in Europe of branches or operations of U.S.

      based companies. In consideration for its services, Clemont will receive, over a three to five year period (i) 54,000 shares of Company common stock in connection with the performance of certain consulting services, (ii) 79,500 shares of Company common stock in connection with providing the Company with certain business contacts, (iii) 54,000 shares of Company common stock in connection with compliance with certain restrictive covenants contained in the Consulting Agreement (collectively, the "Clemont Shares"). The Company has the right to repurchase the Clemont Shares under certain circumstances at a price of up to $4.00 per share. In connection with the Consulting Agreement, Clemont entered into a put agreement with Bruce Bendell, Chairman and CEO of the Company on October 1, 1998 pursuant to which Mr. Bendell agreed, under certain conditions, to purchase the Clemont Shares from Clemont during such period, less any Clemont Shares repurchased by the Company.

      The Company has retained the accounting firm of Marcum & Kliegman LLP to provide certain accounting and tax services for the Company and its subsidiary Major Fleet. In 1998, the Company paid Marcum & Kliegman LLP $48,000 for its services. Mr. Weiner, a director of the Company, is Managing Partner of Marcum & Kliegman LLP.

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

4.1(i)**          Form of Amended and Restated Certificate of
                  Designation for the Company's 1996-MAJOR Series
                  of Convertible Preferred Stock.                       N/A

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

4.3(i)**          Amended and Restated Warrant Agreement, dated
                  October 11, 1997 between the Company, Bruce
                  Bendell and Harold Bendell.                           N/A

4.4*              Warrant Agreement for Progressive Polymerics
                  International, Inc. Warrants, incorporated by
                  reference to Exhibit 4.4 of Company's
                  Registration Statement on Form 10-SB, as
                  amended, filed with the Securities and Exchange
                  Commission on March 7, 1997.                          N/A

4.5**             Form of Certificate of Designation for the
                  Company's 1997A-Major Automotive Group Series
                  of Preferred Stock.                                   N/A

4.6**             Form of Certificate of Designation for the
                  Company's 1997-Major Series of Convertible
                  Preferred Stock.                                      N/A

4.7**             Form of Registration Rights Agreement between
                  the Company and Bruce Bendell.                        N/A

4.8**             Stock Pledge and Security Agreement, dated
                  March 26, 1996, between Doron Cohen, Bruce
                  Bendell, Avraham Nissanian, Yossi Koren, Sam
                  Livian and Robert Rimberg.                            N/A

4.9**             Form of Registration Rights Agreement between
                  the Company, Castle Trust and Management
                  Services Limited and Bruce Bendell.                   N/A

4.10**            Form of the Company's 10% Convertible
                  Subordinated Debenture due 1999.                      N/A

4.11****          Certificate of Designation for the Company's
                  1997-MAJOR series of Convertible Preferred
                  Stock.                                                N/A

4.11******        Form of Warrant                                       N/A

4.12******        Form of CBS Warrant                                   N/A

4.13******        Form of Debenture                                     N/A

10.1*             Employment Agreement, dated November 7, 1995,
                  between the Company and Doron Cohen,
                  incorporated by reference to Exhibit 10.1 of
                  Company's Registration Statement on Form 10-SB,
                  as amended, filed with the Securities and
                  Exchange Commission on March 7, 1997.                 N/A

10.1(i)**         Amendment No. 1 to Employment Agreement, dated
                  as of November 7, 1995 between the Company and
                  Doron Cohen.                                          N/A

10.2*             Consulting Agreement, dated November 7, 1995,
                  between the Company and Bruce Bendell,
                  incorporated by reference to Exhibit 10.2 of
                  Company's Registration Statement on Form 10-SB,
                  as amended, filed with the Securities and
                  Exchange Commission on March 7, 1997.                 N/A

10.2(i)**         Amendment No. 1 to Consulting Agreement, dated
                  as of November 7, 1995 between Fidelity
                  Holdings, Inc. and Bruce Bendell.                     N/A

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

10.6(i)**         Amendment to Asset Purchase Agreement dated
                  August 7, 1997.                                       N/A

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

10.18(i)**        Amendment to Plan and Agreement of Merger,
                  dated August 1, 1997, between Fidelity
                  Holdings, Inc., Major Automotive Group, Inc.,
                  Major Acquisition Corp. and Bruce Bendell.            N/A

10.18(ii)**       Amendment to Plan and Agreement of Merger,
                  dated August 26, 1997, between Fidelity
                  Holdings, Inc., Major Automotive Group, Inc.,
                  Major Acquisition Corp. and Bruce Bendell.            N/A

10.18(iii)**      Amendment to Plan and Agreement of Merger,
                  dated November 20, 1997, between Fidelity
                  Holdings, Inc., Major Automotive Group, Inc.,
                  Major Acquisition Corp. and Bruce Bendell.            N/A

10.18(iv)****     Amendment to Plan and Agreement of Merger,
                  dated March 20, 1998, between Fidelity
                  Holdings, Inc., Major Automotive Group, Inc.,
                  Major Acquisition Corp., and Bruce Bendell.           N/A

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

10.22**           Partnership Agreement between Nissko Telecom
                  Associates and the Company.                           N/A

10.23**           Memorandum of Understanding, dated September 9,
                  1997, by and among Computer Business Sciences,
                  Inc., Nissko Telecom Ltd., the Company and
                  Robert L. Rimberg.                                    N/A

10.24**           Letter of Intent, dated June 6, 1997, between
                  the Company and SouthWall Capital Corp.
                  (formerly known as Sun Coast Capital Corp.)           N/A

10.25**           Letter of Intent, dated September 1997, between
                  the Company, Lichtenberg Robbins Buick, Inc.
                  and Lichtenberg Motors Inc.                           N/A

10.26**           Consulting Agreement, dated February 18, 1997,
                  with Ronald Shapss Corporate Services, Inc.           N/A

10.27**           Value Added Reseller Agreement between Summa
                  Four, Inc. and Computer Business Sciences,
                  Inc., as Reseller.                                    N/A

10.28**           Lease Agreement, dated March 1996, between
                  80-02 Leasehold Company, as Owners and the
                  Company, as Tenant.                                   N/A

10.29**           Master Lease Agreement, dated December 26,
                  1996, between Major Fleet & Leasing Corp., as
                  Lessor, and Nissko Telecom, Ltd., as Lessee.          N/A

10.30**           Sublease Agreement, dated March 1995, between
                  Speedy R.A.C., Inc., as Sublessor, and Major
                  Subaru Inc., as Sublessee.                            N/A

10.31**           Lease Agreement, dated November 1, 1991,
                  between Gloria Hinsch, as Landlord, and Major
                  Chrysler-Plymouth, Inc., as Tenant.                   N/A

10.32**           Store Lease Agreement, dated June 10, 1992,
                  between Bill K. Kartsonis, as Owner, and Major
                  Automotive Group, as Tenant.                          N/A

10.33**           Lease Agreement, dated June 3, 1994, between
                  General Motors Corporation, as Lessor, and
                  Major Chevrolet, Inc., as Lessee.                     N/A

10.34**           Lease Agreement, dated August 1990, between
                  Bruce Bendell and Harold Bendell, as Landlord
                  and Major Chrysler-Plymouth, Inc., as Tenant.         N/A

10.34(i)**        Extension of Lease Agreement, dated August 14,
                  1997, between Bruce Bendell and Harold Bendell,
                  as Landlord and Major Dodge, Inc. (formerly
                  known as Major Chrysler-Plymouth, Inc.), as
                  Tenant.                                               N/A

10.34(ii)**       Extension of Lease Agreement, dated December
                  16, 1997, between Bruce Bendell and Harold
                  Bendell, as Landlord and Major Dodge (formerly
                  known as Major Chrysler-Plymouth, Inc.), as
                  Tenant.                                               N/A

10.35**           Lease Agreement, dated February 1995, between
                  Bendell Realty, L.L.C., as Landlord, and Major
                  Chrysler-Plymouth Jeep Eagle, Inc., as Tenant.        N/A

10.35(i)**        Extension of Lease Agreement, dated August 14,
                  1997, between Bendell Realty, L.L.C., as
                  Landlord and Major Chrysler-Plymouth Jeep
                  Eagle, Inc., as Tenant.                               N/A

10.35(ii)**       Extension of Lease Agreement, dated December
                  16, 1997, between Bendell Realty, L.L.C., as
                  Landlord and Major Chrysler-Plymouth Jeep
                  Eagle, Inc., as Tenant.                               N/A

10.36**           Lease Agreement, dated February 1996, between
                  Prajs Drimmer Associates, as Landlord, and
                  Barak Technology Inc., as Tenant.                     N/A

10.37**           Sublease Agreement, dated January 8, 1997,
                  between Newsday, Inc., as Sublessor, and Major
                  Fleet & Leasing Corp., as Sublessee.                  N/A

10.37(i)**        Consent to Sublease Agreement, dated January
                  16, 1997, between 80-02 Leasehold Company,
                  Newsday Inc. and Major Fleet and Leasing Corp.        N/A

10.38**           General Security Agreement between Major Fleet
                  & Leasing Corp., as Debtor, and Marine Midland
                  Bank, as Secured Party.                               N/A

10.39**           Retail and Wholesale Dealer's Agreement, dated
                  March 30, 1995, between Marine Midland Bank, as
                  Bank, and Major Fleet & Leasing Corp., as
                  Dealer.                                               N/A

10.40**           Wholesale Lease Financing Line of Credit
                  between General Electric Capital Corporation,
                  as Lender, and Major Fleet & Leasing Corp., as
                  Borrower.                                             N/A

10.41**           Chrysler Leasing System License Agreement
                  between Chrysler Motors Corporation, as
                  Licensor, and Major Fleet & Leasing Corp., as
                  Licensee.                                             N/A

10.42**           GMAC Retail Plan Agreement between General
                  Motors Acceptance Corp. and Major Fleet &
                  Leasing Corp., as Dealer.                             N/A

10.43**           Fidelity Holdings, Inc. 1996 Employees'
                  Performance Recognition Plan.                         N/A

10.44**           Secured Promissory Note, dated December 31,
                  1996, between Doron Cohen, as Maker, and
                  Fidelity Holdings, Inc., as Holder.                   N/A

10.45**           Dealer Master Agent Agreement and License,
                  dated February 1996, between Computer Business
                  Sciences, Inc. and Progressive Polymerics
                  International, Inc., as Master Agent.                 N/A

10.46**           Dealer Master Agent Agreement and License,
                  dated February 1996, between Computer Business
                  Sciences, Inc. and Cellular Credit Corp. of
                  America, Inc., as Master Agent.                       N/A

10.47**           Dealer Master Agent Agreement and License,
                  dated February 1996, between Computer Business
                  Sciences, Inc. and America's New Beginning,
                  Inc., as Master Agent.                                N/A

10.48**           Dealer Master Agent Agreement and License,
                  dated February 1996, between Computer Business
                  Sciences, Inc. and Korean Telecom, as Master
                  Agent.                                                N/A

10.49**           Dealer Master Agent Agreement and License,
                  dated February 1996, between Computer Business
                  Sciences, Inc. and Philcom Telecommunications,
                  as Master Agent.                                      N/A

10.50**           Management Agreement, dated August 23, 1996,
                  between Major Fleet, Bruce Bendell and Harold
                  Bendell.                                              N/A

10.51**           Wholesale Security Agreement, dated April 26,
                  1990, between General Motors Acceptance
                  Corporation ("GMAC") and Major Fleet.                 N/A

10.51(i)**        Amendment, dated February 14, 1991, to
                  Wholesale Security Agreement between GMAC and
                  Major Fleet.                                          N/A

10.52**           Direct Leasing Plan Dealer Agreement, dated
                  July 24, 1986, between GMAC and Major Fleet.          N/A

10.53**           Retail Lease Service Plan Agreement, dated
                  April 3, 1987, between GMAC and Major Fleet.          N/A

10.54**           Contribution Agreement dated as of October 6,
                  1997 between the Company, Bruce Bendell and
                  Doron Cohen.                                          N/A

10.55**           Letter of Commitment dated March 16, 1998 from
                  Falcon Financial, LLC to Major Auto
                  Acquisition, Inc.                                     N/A

10.56****         Security Agreement, dated May 14, 1998, made by
                  Major Acquisition Corp., Major Automotive
                  Realty Corp., and Falcon Financial, LLC.              N/A

10.57****         Guarantee, dated as of May 14, 1998, made by
                  Fidelity Holdings, Inc. in favor of Falcon
                  Financial, LLC.                                       N/A

10.58****         Amended and restated secured promissory note,
                  dated may 14, 1998 and between Major
                  Acquisition Corp., and Falcon Financial, LLC.         N/A

10.59***          Consulting Agreement among Fidelity Holdings,
                  Inc., Major Automotive Group, Inc. and Clemont
                  Investors Ltd., dated October 1, 1998.                N/A

10.60******       Placement Agent Agreement, dated as of January
                  25,1999, between Fidelity Holdings, Inc. and
                  The Zanett Securities Corporation, Claudio
                  Guazzoni, David McCarthy, and Tony Milbank            N/A

10.61******       Securities Purchase Agreement dated as of
                  January 25,1999, by and among Fidelity
                  Holdings, Inc., Computer Business Sciences,
                  Inc., Zanett Lombardier, Ltd., Goldman Sachs
                  Performance Partners, L.P., Goldman Sachs
                  Performance Partners, (Offshore) L.P., David
                  McCarthy and Bruno Guazzoni.                          N/A

10.62******       Registration Rights Agreement dated as of
                  January 25,1999, by and among Fidelity
                  Holdings, Inc., Zanett Lombardier, Ltd.,
                  Goldman Sachs Performance Partners, L.P.,
                  Goldman Sachs Performance Partners, (Offshore)
                  L.P., David McCarthy and Bruno Guazzoni.              N/A

11.1              Statement re: computation of per share
                  earnings.                                             --

16.1*****         Letter from Peter C. Cosmas Co., CPAs, dated
                  February 9, 1999.                                     N/A

21.1*             List of Subsidiaries of the Company,
                  incorporated by reference to Exhibit 22.1 of
                  Company's Registration Statement on Form 10-SB,
                  as amended, filed with the Securities and
                  Exchange Commission on March 7, 1997.                 N/A

27.1              Financial Data Schedule.                              --

------------
* Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's registration statement on Form 10-SB (File No. 0-29182).

** Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's annual report on Form 10-KSB for the year ended December 31, 1997 (File No. 0-29182)

*** Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 1998 (File No. 0-29182)

**** Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's current report on Form 8-K, dated May 14, 1998. (File No.0-29182).

***** Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's current report on form 8-K, dated February 5, 1999. (File No.0-29182).

******Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's current report on form 8-K, dated January 26, 1999. (File No.0-29182).

(b) Reports on Form 8-K

      During the last quarter of Fiscal 1998, the Company did not file any Reports on Form 8-K.

Report of Independent Certified Public Accountants

To the Board of Directors
Fidelity Holdings, Inc.

We have audited the consolidated balance sheet of Fidelity Holdings, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not examine the financial statements of 786710 Ontario Limited, a wholly-owned subsidiary, which statements, after intercompany eliminations, reflect total assets of $183,132 as of December 31, 1998 and total revenue of $1,088,852 in 1998. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for 786710 Ontario Limited is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Holdings, Inc. and subsidiaries at December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                                BDO Seidman, LLP

New York, New York

March 20, 1999

Report of Independent Certified Public Accountants

To the Board of Directors
Fidelity Holdings, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Fidelity Holdings, Inc. and subsidiaries for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not examine the financial statements of Major Fleet & Leasing Corp. and 786710 Ontario Limited, both wholly-owned subsidiaries, which statements, after intercompany eliminations, reflect total revenue of $953,033 in 1997 as adjusted for discontinued operations. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Major Fleet & Leasing Corp. and 786710 Ontario Limited, is based solely on the reports of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Fidelity Holdings, Inc. and subsidiaries for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

                                                      Peter C. Cosmas Co., CPA's

New York, New York

March 31, 1998

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                                      Consolidated Balance Sheet

================================================================================

December 31, 1998
-------------------------------------------------------------------------------------------
Assets
Current:
   Cash and cash equivalents                                                   $    820,832
   Net investment in direct financing leases, current                               498,418
   Accounts receivable                                                            4,836,699
   Inventories                                                                   18,999,822
   Net assets held for sale                                                       7,074,164
   Other current assets                                                             444,797
-------------------------------------------------------------------------------------------
      Total current assets                                                       32,674,732
Net investment in direct financing leases, net of current portion                   785,023
Property and equipment, net                                                       4,782,794
Excess of costs over net assets acquired                                         10,306,950
Notes receivable - officer                                                          799,819
Other assets                                                                         77,417
-------------------------------------------------------------------------------------------
                                                                               $ 49,426,735
===========================================================================================
Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable - floor plan                                                  $ 17,791,253
   Notes payable - bank                                                             450,000
   Convertible debenture payable                                                    600,000
   Accounts payable                                                               2,299,306
   Accrued expenses                                                               2,007,836
   Current maturities of long-term debt                                             869,813
   Customer deposits                                                                697,087
-------------------------------------------------------------------------------------------
        Total current liabilities                                                24,715,295
Long-term debt, less current maturities                                           7,953,278
Due to employees                                                                    249,851
Other                                                                                54,795
-------------------------------------------------------------------------------------------
        Total liabilities                                                        32,973,219
-------------------------------------------------------------------------------------------
Commitments
Stockholders' equity:
   Preferred stock, $.01 par value - 2,000,000 shares authorized; 1,150,000
      shares issued and outstanding                                                  11,500
   Common stock, $.01 par value - 50,000,000 shares authorized; 8,036,514
      shares issued and outstanding                                                  80,365
   Additional paid-in capital                                                    14,799,800
   Cumulative currency translation adjustment                                        (4,977)
   Retained earnings                                                              1,566,828
-------------------------------------------------------------------------------------------
        Total stockholders' equity                                               16,453,516
-------------------------------------------------------------------------------------------
                                                                               $ 49,426,735
===========================================================================================

                    See accompanying notes to consolidated financial statements.

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Operations

================================================================================

Year ended December 31,                                              1998            1997
-----------------------------------------------------------------------------------------
Revenues:
   Sales                                                     $ 98,578,970     $   953,033
   Cost of sales                                               84,121,863              --
-----------------------------------------------------------------------------------------
        Gross profit                                           14,457,107         953,033
Operating expenses                                             11,681,617       1,215,289
Interest expense                                                  754,189         121,005
-----------------------------------------------------------------------------------------
        Operating income (loss) before income tax expense       2,021,301        (383,261)
Income tax expense                                                514,000              --
-----------------------------------------------------------------------------------------
Income (loss) from continuing operations                        1,507,301        (383,261)
Income (loss) from discontinued operations                       (979,161)        752,400
-----------------------------------------------------------------------------------------
Net income                                                   $    528,140     $   369,139
=========================================================================================
Per common share:
   Net income (loss) from continuing operations:
      Basic                                                  $        .20     $      (.06)
      Diluted                                                         .17            (.05)
=========================================================================================
   Net income (loss) from discontinued operations:
      Basic                                                  $       (.13)    $       .12
      Diluted                                                        (.11)            .10
=========================================================================================
   Net income:
      Basic                                                  $        .07     $       .06
      Diluted                                                         .06             .05
=========================================================================================
   Average number of shares used in computation:
      Basic                                                     7,336,794       6,454,350
      Diluted                                                   8,980,904       7,550,546
=========================================================================================

                    See accompanying notes to consolidated financial statements.

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                 Consolidated Statements of Stockholders' Equity

================================================================================

Years ended December 31, 1998 and 1997
-------------------------------------------------------------------------------------------------------------------------------
                                       Preferred stock      Common stock     Additional                Currency        Total
                                     ------------------  ------------------    paid-in     Retained   translation  stockholders'
                                       Shares    Amount    Shares    Amount    capital     earnings    adjustment     equity
-------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1997               250,000  $ 2,500  6,279,200  $62,792  $ 4,509,108  $  669,549     $   264   $  5,244,213
Issuance of common stock pursuant
   to exercise of warrants                  --       --    523,000    5,230      648,520          --          --        653,750
Effect of stock compensation charge         --       --     93,500      935      256,665          --          --        257,600
Net income                                  --       --         --       --           --     369,139          --        369,139
Translation adjustment                      --       --         --       --           --          --          33             33
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997             250,000    2,500  6,895,700   68,957    5,414,293   1,038,688         297      6,524,735
Issuance of preferred stock for
   acquisition of Major
   Automotive Group                    900,000    9,000         --       --    5,991,000          --          --      6,000,000
Issuance of common stock for
   services equipment                       --       --  1,140,814   11,408    3,394,507          --          --      3,405,915
Net income                                  --       --         --       --           --     528,140          --        528,140
Translation adjustment                      --       --         --       --           --          --      (5,274)        (5,274)
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998           1,150,000  $11,500  8,036,514  $80,365  $14,799,800  $1,566,828     $(4,977)  $ 16,453,516
===============================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Cash Flows

================================================================================

Year ended December 31,                                                   1998          1997
--------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                      $   528,140   $   369,139
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
        Amortization of intangible assets                              477,504       343,744
        Depreciation                                                   514,780       495,118
        Deferred income taxes                                               --       159,000
        Noncash item - stock-based compensation                        739,434       257,600
        (Increase) decrease in assets:
           Net investment in direct financing leases                  (622,294)      118,204
           Notes receivable                                                 --        (5,741)
           Accounts receivable                                        (767,119)   (1,471,082)
           Inventories                                               1,698,176      (110,655)
           Customer deposits                                            11,730            --
           Other assets                                                414,668      (261,310)
        Increase (decrease) in liabilities:
           Accounts payable                                            (94,339)       32,689
           Accrued expenses                                            292,987      (121,349)
           Floor plan notes payable                                 (2,892,917)           --
           Accrued income taxes                                             --        (4,378)
           Deferred revenue                                            (38,937)        5,161
           Due to affiliate                                            802,859      (102,097)
--------------------------------------------------------------------------------------------
              Net cash provided by (used in) operating activities    1,064,672      (295,957)
--------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Additions to property and equipment                                 (61,694)     (708,108)
   Acquisition of Major Automotive Group, net of cash acquired      (1,018,432)           --
--------------------------------------------------------------------------------------------
              Net cash used in investing activities                 (1,080,126)     (708,108)
--------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Line of credit                                                      300,000       150,000
   Proceeds from long-time debt                                        429,599       416,431
   Payments of long-term debt                                               --      (573,444)
   Proceeds from issuance of common stock and exercise of
      warrants, net of expenses                                             --       653,750
   Decrease in notes payable                                          (109,080)           --
   Proceeds from convertible debentures                                600,000            --
   Proceeds from employee                                              249,851            --
   Increase in due from shareholders                                  (689,699)           --
--------------------------------------------------------------------------------------------
              Net cash provided by (used in) financing activities      780,671       646,737
--------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                        (5,274)           33
--------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                   759,943      (357,295)
Cash and cash equivalents, beginning of year                            60,889       574,486
--------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                             $   820,832   $   217,191
============================================================================================
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                                     $   624,222   $   121,092
      Income taxes                                                       2,846        16,809
============================================================================================

                    See accompanying notes to consolidated financial statements.

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

1.   Summary of     (a) Nature of Business
     Significant
     Accounting         Fidelity Holdings, Inc. (the "Company") was incorporated
     Policies           under the laws of the State of Nevada on November 7,
                        1995. The Company is structured as a holding company that has two divisions, an automotive division and a technology division which includes computer telephony and telecommunication operations and plastics and utility operations. On December 16, 1998, the Board of
                        Directors voted to divest themselves of all nonautomotive activities. Therefore, the accompanying financial statements have reflected those activities as discontinued operations.

                    (b) Principles of Consolidation

                        The accompanying consolidated financial statements include the account of Fidelity Holdings, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts, transactions and profits have been eliminated.

                    (c) Earnings per Share

                        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", applicable for financial statements issued for periods ending after December 15, 1997. As required, the Company adopted SFAS No. 128 for the year ended December 31, 1997 and restated all prior period earnings per share figures. The Company has presented basic and diluted earnings per share. Basic earnings per share excludes potential dilution and is calculated by dividing income available to common stockholders by the weighted average number of outstanding common shares. Diluted earnings per share incorporates the potential dilutions from all potential dilutive securities that would have reduced earnings per share.

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                    (d) Cash Equivalents

                        Cash equivalents consist of highly liquid investments, principally money market accounts, with a maturity of three months or less at the time of purchase. Cash equivalents are stated at cost which approximates market value.

                    (e) Inventories

                        New vehicle inventories are valued at the lower of cost or market, with cost determined on a last-in, first-out basis. Used vehicle and vehicles held for lease inventories are valued at the lower of cost or market, with cost determined on a specific identification basis. Parts and accessories inventories are also valued at the lower of cost or market, with cost determined on the first-in, first-out method.

                    (f) Property and Equipment

                        Property and equipment are recorded at cost.
                        Depreciation and amortization of property and equipment are computed using the straight-line method over the estimated useful lives of the assets, ranging from three to forty years. Depreciation of leased equipment is calculated on the cost of the equipment, less an estimated residual value, on the straight-line method over the term of the lease. Maintenance and repairs are charged to operations as incurred. When property and equipment are sold or otherwise disposed of, the asset cost and accumulated depreciation are removed from the accounts, and the resulting gain or loss, if any, is included in the results of operations.

                    (g) Revenue Recognition

                        Revenues and costs are recognized upon delivery of the vehicle to the customer. At time of delivery, all financing arrangements between and among the parties have been concluded. The Company records income from direct financing leases based on a constant periodic rate of return on the net investment in the lease. Income earned from operating lease agreements is recorded evenly over the term of the lease.

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                    (h) Foreign Currency Translation

                        The Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at year-end. Revenues and expenses are translated using exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to cumulative currency translation adjustment included in stockholders' equity in the accompanying consolidated balance sheets.

                    (i) Use of Estimates in Preparation of Financial Statements

                        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from management's estimates and assumptions.

                    (j) Excess of Costs Over Net Assets Acquired

                        The excess of costs over fair value of net assets of businesses acquired is amortized on a straight-line basis from five to forty years. Amortization expense was $477,504 and $303,233 for the years ended 1998 and 1997, respectively.

                    (k) Impairment of Long-Lived Assets

                        Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires the Company to review the recoverability of the carrying amounts of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable.

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                        In the event that facts and circumstances indicate that the carrying amounts of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to fair value is required. Fair value may be determined by reference to discounted future cash flows over the remaining useful life of the related asset. Such adoption did not have a material effect on the Company's consolidated financial position or results of operations.

                    (l) Fair Value Disclosures

                        The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, notes and accounts receivable, inventories, assets held for sale, accounts payable, accrued expenses, and due to affiliates approximate fair value because of the immediate or short-term maturity of these financial instruments.

                        The fair value of long-term debt, including the current portion, is estimated based on current rates offered to the Company for debt of the same remaining maturities.

                    (m) Stock Options

                        The Company accounts for its stock options in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-based Compensation". Had the Company determined compensation cost based on fair value at the grant date for stock options under SFAS No. 123, the effect would have been immaterial.

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                    (n) Impact of Recently Issued Accounting Standards

                        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments. The Company has not in the past nor does it anticipate that it will engage in transactions involving derivative instruments which will impact the financial statements.

                        Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", requires an entity to expense all software development costs incurred in the preliminary project stage, training costs and data conversion costs for fiscal years beginning after December 15, 1998. The Company believes that this statement will not have a material effect on the Company's accounting for computer software costs.

                        Statement of Position 98-5, "Accounting for Start-up Costs", requires an entity to expense all start-up related costs as incurred for the fiscal years beginning after December 15, 1998. The Company believes that this statement will not have a material effect on the Company's accounting for start-up costs.

2.   Accounts           The Company evaluates its accounts receivable on a
     Receivable         customer-by-customer basis and has determined that no
                        allowance for doubtful accounts was necessary at December 31, 1998.

3.   Notes              The Company holds notes in the amount of $799,819,
     Receivable -       including accrued interest, at December 31, 1998. The
     Officers/          notes bear interest at a rate of 5-7/8% per annum.
     Stockholders

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

4.   Net                Components of the net investment in direct financing
     Investment in      leases are as follows:
     Direct
     Financing          December 31, 1998
     Leases             --------------------------------------------------------
                        Total minimum lease payments to be
                          received                                   $1,348,502
                        Estimated residual value of leased
                          property                                      312,805
                        Unearned income                                (225,425)
                        --------------------------------------------------------
                                                                      1,435,882
                        Less:  Lease income receivable
                                 included in accounts receivable        152,441
                        --------------------------------------------------------
                                Net investment                       $1,283,441
                        ========================================================

                        Future minimum lease payments receivable at December 31, 1998 are as follows:

                        Year ending December 31,                       Amount
                        --------------------------------------------------------
                        1999                                         $  498,418
                        2000                                            412,995
                        2001                                            258,976
                        2002                                             76,758
                        2003                                             36,294
                        --------------------------------------------------------
                              Total                                  $1,283,441
                        ========================================================

5.   Inventories        Inventories consist of the following:

                        December 31, 1998
                        --------------------------------------------------------
                        New automobiles                             $ 4,147,351
                        New trucks and vans                           7,800,692
                        Used automobiles and trucks                   6,562,388
                        Parts and accessories                           510,492
                        Other                                            30,495
                        --------------------------------------------------------
                                                                     19,051,418
                        Less:  LIFO reserve                             (51,596)
                        --------------------------------------------------------
                                                                    $18,999,822
                        ========================================================

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================


6.   Property and       Property and equipment consist of the following:
     Equipment

                        December 31, 1998
                        --------------------------------------------------------
                        Land                                         $2,400,000
                        Building                                      1,000,000
                        Leasehold improvements                          924,600
                        Furniture and fixtures                          528,812
                        Equipment                                     1,098,340
                        --------------------------------------------------------
                                                                      5,951,752
                        Less:  Accumulated depreciation and
                                 amortization                         1,168,958
                        --------------------------------------------------------
                                                                     $4,782,794
                        ========================================================

7.   Income Taxes       The Company accounts for income taxes using the asset
                        and liability method whereby deferred assets and liabilities are recorded for differences between the book and tax carrying amounts of balance sheet items.
                        Deferred liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered.
                        The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are not expected to be realized. The effects of changes in tax rates and laws on deferred tax assets and liabilities are reflected in net income in the period in which such changes are enacted.

                        The provision for taxes on income is as follows:

                        Year ended December 31,         1998               1997
                        --------------------------------------------------------
                        Federal:
                           Current                  $302,000      $          --
                           Deferred                       --            127,000
                        State:
                           Current                   212,000                 --
                           Deferred                       --             32,000
                        --------------------------------------------------------
                              Total                 $514,000           $159,000
                        ========================================================

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                        The reconciliation between the amount computed by applying the Federal statutory rate to income before income taxes and the actual income tax expense was as follows:

                        Year ended December 31,              1998         1997
                        --------------------------------------------------------
                        Amount using the statutory
                          Federal tax rate              $ 348,000     $180,000
                        State income tax, net of
                          Federal tax benefit             140,000       21,000
                        Utilization of tax loss
                          carryforwards                  (102,000)          --
                        Goodwill amortization             155,000           --
                        Other, net                        (27,000)     (42,000)
                        --------------------------------------------------------
                        Provision for taxes on
                          income                        $ 514,000     $159,000
                        ========================================================

                        The tax effect of temporary differences resulted in deferred tax liabilities as follows:

                        December 31,                         1998         1997
                        --------------------------------------------------------
                        Revenue and expenses of
                          consolidated subsidiary
                          recognized on the cash
                          basis for tax purposes,
                          resulting in a timing
                          difference                      $    --     $112,974
                        Depreciation                           --       42,015
                        Other                                  --        4,011
                        --------------------------------------------------------
                                                          $    --     $159,000
                        ========================================================

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

8.   Secured Line of    The Company has two lines of credit ("Line") with Marine
     Credit             Midland Bank (the "Bank") for $1,500,000. The interest
                        rate is a variable rate based on the Bank's prime rate of interest. Interest is payable monthly. At December
                        31, 1998, the rate was 9%.

                        The Line is collateralized by a first security interest in and UCC filing on all assets of Fidelity Holdings, Inc. and the personal guarantees of the majority stockholders, Bruce Bendell and Doran Cohen, each of whom will be limited to 50% of the total obligation to the Bank.

                        As of December 31, 1998, the Company owes $450,000 against the Line.

9.   10% Convertible    During April 1998, the Company issued $600,000 of 10%
     Subordinated       convertible subordinated debentures. The debentures are
     Debentures         due in June 1999 and interest is paid semi-annually. If
                        conversion takes place during January and April 1999, then the debenture converts into common stock at the price of $2.94 a share. After April 1999, the debenture converts into common stock at half closing price, but not less than $2.50 a share. The due date may be extended to April 2000 upon certain conditions. During
                        January 1999, $100,000 of debentures was converted into 34,000 shares of common stock.

10.  Long-term Debt     Various lenders advance funds to the Company's leasing
                        subsidiary in the form of notes payable to finance leased vehicles. Interest on each note is charged depending on the prime rate in effect at the time the vehicle is leased and remains constant over the term of the lease. Applicable rates at December 31, 1998 ranged between 8.75% and 9.5%. Equal monthly installments are paid over the term of the lease (which can range from 12 to 60 months), together with a final balloon payment, if applicable. These loans are collateralized by the vehicles.

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                        On May 14, 1998, the Company borrowed $7.5 million from Falcon Financial, LLC (an unrelated party) to finance the Major Auto Acquisition. The term of the loan is for fifteen years with interest at 10.18%. Payments of principal and interest of $81,423 are due monthly.

                        --------------------------------------------------------
                        Leasing notes payable                       $1,432,171
                        Falcon loan payable                          7,390,920
                        --------------------------------------------------------
                                                                     8,823,091
                        Less:  Current portion                         869,813
                        --------------------------------------------------------
                                                                    $7,953,278
                        ========================================================

                        Maturities are as follows:

                        --------------------------------------------------------
                        1999                                        $  869,813
                        2000                                           746,721
                        2001                                           475,679
                        2002                                           433,825
                        2003                                           362,955
                        Thereafter                                   5,934,098
                        --------------------------------------------------------
                                                                    $8,823,091
                        ========================================================

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

11.  Business           On April 21, 1997, the Company and its wholly-owned
     Combinations       subsidiary, Major Acquisition Corp., entered into a
                        merger agreement (the "Merger Agreement") with Major
                        Automotive Group, Inc. ("Major Auto") and its sole stockholder, Bruce Bendell, who is the Company's chairman and the beneficial owner of approximately 48.2% of the Company's outstanding common stock. Mr. Bendell owned all of the issued and outstanding shares of common stock of Major Chevrolet, Inc. ("Major Chevrolet") and
                        Major Subaru, Inc. ("Major Subaru") and 50% of the issued and outstanding shares of common stock of Major
                        Dodge, Inc. ("Major Dodge") and Major Chrysler,
                        Plymouth, Jeep Eagle, Inc. ("Major Chrysler, Plymouth,
                        Jeep Eagle"), which, collectively, operated five franchised automobile dealerships (collectively, the
                        "Major Auto Group").

                        On May 14, 1998, pursuant to the Merger Agreement, Bruce Bendell contributed to Major Auto all of his shares of common stock of Major Chevrolet, Major Subaru, Major Dodge and Major Chrysler, Plymouth, Jeep Eagle. Major Acquisition Corp. then acquired from Bruce Bendell all of the issued and outstanding shares of common stock of Major Auto in exchange for shares of a new class of the Company's preferred stock. Major Acquisition Corp. purchased the remaining 50% of the issued and outstanding shares of common stock of Major Dodge and Major Chrysler, Plymouth, Jeep Eagle from Harold Bendell, Bruce Bendell's brother, for $4 million in cash pursuant to a stock purchase agreement. In addition, Major Acquisition Corp. acquired two related real estate components (the "Major Real Estate", defined hereinafter) from Bruce Bendell and Harold Bendell (collectively "the Bendells") for $3 million.

                        The preferred stock issued to Bruce Bendell is designated as the "1997-MAJOR Series of Convertible Preferred Stock." It has voting rights and is convertible into the Company's common stock (the "Common Stock"). The number of shares of Common Stock into which the new class is convertible is 1.8 million shares. The foregoing acquisitions from Major Auto and Harold Bendell are collectively referred to herein as the "Major Auto Acquisition".

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                        To finance the cash portion of the Major Auto Acquisition, aggregating $7 million ($4 million for Harold Bendell and $3 million to purchase the Major Real Estate), Major Acquisition Corp. borrowed $7.5 million from Falcon Financial, LLC pursuant to a loan and security agreement dated May 14, 1998, for a 15 year term with interest equal to 10.18%. Prepayment is not permitted for the first five years, after which prepayment may be made, in full only, along with the payment of a premium.

                        The collateral securing the loan transaction includes the Major Real Estate and, subject to the interests of any current or prospective "floor plan or cap loan lender," the assets of Major Acquisition Corp. Major Acquisition Corp. is required to comply with certain financial covenants related to net worth and cash flow. In addition, the Company provided an unconditional guarantee of the loan pursuant to a guarantee agreement dated May 14, 1998. This acquisition was treated as a purchase by Major Acquisition Corp.

                        The pro forma unaudited results of operations for the year ended December 31, 1998, combining the acquisition of Major Automotive Group, Inc. as though it was acquired by the Company as of January 1, 1998, are as follows:

                        --------------------------------------------------------
                        Revenues                                  $148,000,000
                        Net income                                     841,000
                        ========================================================

12.  Discontinued       On December 16, 1998, the Company's Board of Directors
     Operations         decided to explore the possible divestiture or
                        disposition by merger or consolidation or otherwise, of the Company's nonautomotive assets. The Company is currently seeking a buyer for its nonautomotive assets.
                        Although it is difficult to predict, the Company expects to sell its nonautomotive assets during 1999.
                        Nonautomotive operations are reported as discontinued and the consolidated financial statements have been reclassified to segregate the net assets and operating results of these businesses.

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                        The Company expects to realize the book value of the nonautomotive assets. The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the gain or loss on disposal of the discontinued operation. Summary operating results of the discontinued operation are as follows:

                        December 31,                      1998            1997
                        --------------------------------------------------------
                        Revenues                    $1,088,852      $2,909,251
                        Net income (loss)             (979,161)        752,400
                        ========================================================

                        The results for the nonautomotive assets have been classified as discontinued operations for all periods presented in the consolidated statements of operations. The assets and liabilities of discontinued operations have been classified in the consolidated balance sheets as "net assets held for sale". Discontinued operations have not been segregated in the consolidated statements of cash flows and, therefore, amounts for certain captions will not agree with the respective consolidated statements of operations and consolidated balance sheets.

13.  Governmental       Substantially all of the Company's facilities are
     Regulations        subject to Federal, state and local regulations relating
                        to the discharge of materials into the environment.
                        Compliance with these provisions has not had, nor does the Company expect such compliance to have, any material effect on the financial condition or results of operations of the Company. Management believes that its current practices and procedures for the control and disposition of such wastes comply with applicable
                        Federal and state requirements.

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

14.  Commitments        Compensation Agreements

                        Mr. Bruce Bendell, Chairman of the Board of the Company, entered into a consulting agreement effective January 1, 1996. The consulting agreement provides for base annual compensation of $150,000 and provides for increases in such base compensation and for performance-based and discretionary bonuses.

                        Mr. Doran Cohen, President and Treasurer of the Company, entered into an employment agreement effective January 1, 1996. The agreement provides for base annual compensation of $150,000 and provides for increases in such base compensation and for both performance-based and discretionary bonuses.

                        In 1997, compensation paid and accrued to Mr. Cohen amounted to $150,000. Mr. Bendell waived his compensation in 1997. Neither Mr. Bendell nor Mr. Cohen has any stock options, stock appreciation rights ("SAR") or deferred compensation.

                        Sales of Customer Installment Contracts

                        The Company's leasing subsidiary has sold customer installment contracts to some financing institutions with no recourse and to others with full recourse. In the event of default on recourse loans, the Company would pay the financing institution a predetermined amount and would repossess and sell the vehicle. No accrual has been made for possible losses since, in management's opinion, on an aggregate basis, the Company could sell the repossessed automobiles for amounts in excess of outstanding liabilities. The amount that must be paid by the Company in the event of default is $1,432,171.

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                        Legal Proceedings

                        On November 22, 1996, the Company and its wholly-owned subsidiaries, Computer Business Sciences, Inc. and Info Systems, filed an action in the New York Supreme Court, Queens County against Michael Marom ("Marom") and M. M. Telecom Corp. ("MMT"). The Company and its subsidiaries are seeking damages of $5,000,000 for breach of contract, libel, slander, disparagement, violation of copyright laws, fraud and misrepresentation.

                        On February 4, 1997, the defendants filed a counterclaim against the Company and its subsidiaries seeking damages of $50,000,000 of compensatory and punitive damages for breach of contract and violation of the Lanham Act. The defendants allege in their counterclaim that the Company, Computer Business Sciences and Info Systems misappropriated and altered software developed by Marom in order to prevent competition with the Company's Talkie-Globe. Both parties to the litigation have filed responses to the counterclaims.

                        The Company, Computer Business Sciences, Inc. and Info Systems have filed a Motion to Dismiss Marom and MMT's counterclaims for failure to state a cause of action. While there was minimum opposition, Marom and MMT did cross move to amend their answer and counterclaims to include thirteen causes of action. The Company has submitted opposition to this amendment attempting to show that the proposed amended counterclaims have no merit. All papers in the action have been recently submitted and the Company is awaiting a decision from the Court. The Company and its litigation counsel believe that the Company and its wholly-owned subsidiaries have a good basis to oppose Marom's and MMT's counterclaims.

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                        On May 7, 1997, the Company and its wholly-owned subsidiary, Computer Business Sciences, filed an action in the New York Supreme Court, New York County, against Network America, Inc. ("Network"). The Company and its subsidiary are seeking damages of $1,000,000 for breach of contract, misrepresentation, fraud and tortuous interference with the Company's business and operations. The Company and its subsidiary allege in their complaint that the information and representations provided to the Company by Network, on the basis of which the Company entered into a Letter of Intent to acquire Network, were intentionally fraudulent and misleading. On August 18, 1997, Network filed an answer which denied the allegations and a counterclaim seeking damages of $2,000,000 for the Company's alleged misappropriation of proprietary information and violation of a Noncompetition Agreement entered into by the parties to the litigation. The litigation has been settled without any financial contribution by the Company.

                        The Company has received notice of a claim by Mr. Daniel Tepper of Los Angeles, California. Mr. Tepper had contacted the Company claiming to have acquired, through foreclosure of a security interest, 12,000 shares of its common stock originally issued to Progressive Polymerics International, Inc. ("PPYM") in a private placement. He requested that the Company issue certificates representing the shares in question that did not bear a legend restricting their transfer, on the basis that the shares had been held by his predecessor in interest for a length of time sufficient to allow their unrestricted resale in accordance with Rule 144 promulgated under the Securities Act. The Company was advised by counsel that it should not issue the unlegended share certificates requested by Mr. Tepper unless he showed that he acquired the relevant shares in a transaction allowing him to take advantage of his predecessor's holding period for the shares in question.

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

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

                        On October 15, 1996, the Company, Progressive Polymerics, Inc. ("Progressive") and PPYM signed a First Amendment to the Patent Sale and Purchase Agreement (the "First Amendment") between them dated November 14, 1995. The First Amendment, which was dated September 30, 1996, settled a claim by the Company against Progressive and PPYM related to undisclosed additional development costs related to the armored conduit patents. The Company commenced litigation against Progressive and PPYM in which it sought a reduction in the purchase price for the armored conduit patents. The First Amendment changed the purchase price from $500,000 in cash to the sum of
                        (i) $100,000 in cash, (ii) 160,000 shares of the Company's common stock and (iii) warrants to purchase a further 160,000 shares of the Company's common stock.

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

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

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

                        The Company, assuming it is successful in the prosecution of the litigation as just described, will then seek to recover damages from PPYM and Progressive related to the misrepresentations concerning additional development expenditures required in connection with the patents covered by the Patent Sale and Purchase Agreement. These misrepresentations were the subject of the legal action referred to in the preceding paragraph.

                        While it is not possible to determine the ultimate disposition of these proceedings, the Company believes that the outcome of such proceedings will not have a material adverse effect on the financial position or results of operations of the Company.

                        Various claims and lawsuits arising in the normal course of business are pending against the Company. The results of such litigation are not expected to have a material or adverse effect on the Company's combined financial position or results of operations.

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

15.  Related Party      Amounts due affiliates are amounts owed by the Company's
     Transactions       leasing subsidiary for advances made in the ordinary
                        course of business from various entities which are wholly-owned by the subsidiaries' former stockholders.
                        The advances are in the form of noninterest-bearing obligations with no specified maturity dates. At
                        December 31, 1998, the amount due from affiliates of $268,845 was included in accounts receivable.

                        Marcum & Kliegman LLP, an accounting firm of which a director is a member, charged the Company approximately $48,000 in fees for accounting services for the year ended December 31, 1998.

                        All sales of used cars to affiliates were made at wholesale cost plus related fees incurred by Major Auto and, therefore, resulted in no profit to Major Auto. Total sales revenue and unit counts were estimated to be less than 5% of total sales.

16.  Warrants and       (a) Warrants
     Options

                            In October 1996, the Company revised the patent purchase agreement. Under the amendment, the purchase price was changed from $500,000 in cash to a combination of $100,000 in cash and the balance in 80,000 unregistered units of the Company's securities. Each unit consisted of 2 shares of common stock and 2 warrants, each warrant being for the purchase of 1 share of the Company's common stock at an exercise price of $3.125 per share exercisable for one year which expired in October 1997.

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                            (i) In March 1996, the Company issued to Nissko Telecom, Inc. and its investors warrants to purchase 1,500,000 shares of the Company's common stock at a price of $1.25 per share. In 1997, warrants to purchase 523,000 shares were exercised, leaving a balance of 977,000 outstanding. Of this amount, Class B warrants for 750,000 shares, which were exercisable through March 19, 1998, were unexercised by that date and, therefore, lapsed and warrants to purchase 144,714 shares of the Company's common stock were exercised in December 1998.

                            (ii) In addition, the Company issued warrants for the purchase of 100,000 shares, in connection with the management agreement entered into when the Company acquired Major Fleet & Leasing Corp.

                            The total number of warrants outstanding at December 31, 1998 was 182,286, exercisable at $1.25 per share.

                        (b) Options

                            As required by SFAS 123, the Company has determined the pro forma information as if the Company had accounted for stock options granted since January 1, 1996, under the fair value method of SFAS 123. An option pricing model similar to the Black-Scholes was used with the following weighted average assumptions used for grants in the years 1997 and 1996, respectively; expected volatility of 80 percent; risk-free interest rate of 6% and 5.5%, respectively and expected lives of 5 years. The pro forma effect of these options on net earnings was not material.

                            In consideration for certain consulting services related to the acquisition of the Major Auto Group, the Company has issued options to purchase 50,000 shares of the Company's common stock for $4.50 per share, exercisable until May 2002. At December 31, 1998, no options were exercised.

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

17.  Preferred Stock    The Company has 2,000,000 shares of undesignated
                        preferred stock authorized; during 1996, the Company designated 250,000 shares as the 1996 - Major Series.
                        The shares of the 1996 - Major Series have voting rights and vote with the common stock and not as a separate class. Each share entitles the holder to two votes per share reflecting the underlying conversion rate. The shares of the 1996 - Major Series are convertible, with each share converting into two shares of common stock.
                        In the event that a dividend is declared on the common stock, a dividend of twice the per share dividend on the common stock must be declared on the 1996 - Major
                        Series, again reflecting the underlying conversion rate.
                        The shares are redeemable after December 31, 2001 at a price of $15.87 per share. The liquidation preference is $10 per share or a total of $2,500,000. Pursuant to an agreement between the Company and the preferred stockholders, the right of rescission (under certain circumstances), which was a part of the original agreement, has been rescinded.

                        On May 14, 1998, the Company designated 900,000 shares as the 1997 - Major Series of Convertible Preferred Stock (the "1997 Preferred Stock"). The shares of the 1997 Preferred Stock have voting rights and vote with the common stock and not as a separate class. Each share entitles the holder to two votes per share reflecting the underlying conversion rate. The shares of 1997 Preferred Stock are convertible, with each share converting into two shares of common stock if the market value is equal to or greater than $6,000,000 for the 1,800,000 shares of common stock. If the 1,800,000 shares of common stock has a market value of less than $6,000,000, then additional shares of common stock will be issued to equal a market value of $6,000,000. In the event that a dividend is declared on the common stock, a dividend of twice the per share dividend of common stock will be paid on the 1997 Preferred Stock. The 1997 Preferred Stock has a liquidation value of $6,000,000. On the fifth anniversary, the 1997 Preferred Stock automatically converts into shares of common stock.

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                        Common Stock

                        In 1996, the Company issued to various employees, in recognition of their services, 4,200 shares of common stock. The value assigned to each of the relevant issues was $2.50 per share based on a discount determined by management to reflect the lack of marketability due to the fact that the shares are restricted securities.

                        The fair values of additional shares issued in connection with employment agreements will be charged as compensation expense (and capital in excess of par credited) ratably during each month of employment over which the shares will be earned, i.e., vest. Vesting periods are from three to five years from date of employment. Such common stock was issued in reliance upon the exemption from registration contained in
                        Section 4(2) of the Securities Act.

                        Pursuant to the oral agreements entered into in January 1996, in connection with investment banking marketing services rendered to the Company, the Company in October 1996, upon the completion of these services, issued 200,000 shares of its common stock. Such common stock was issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act.

                        The warrants issued in connection with the management agreement referred to in Note 14 are convertible into restricted shares at $1.25 per share, were separate and distinct from the Major Fleet acquisition and were performance based with no registration rights and could have been terminated. Therefore, a lower value was assigned to reflect a discount for marketability and risk.

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                        In 1997, the Company issued 67,000 shares valued at $2.80 per share which was considered to be the fair value in connection with legal and financial services rendered in connection with the acquisition of the Major Auto Group. The $187,600 value of the shares issued has been deferred and included in other assets, which amount was charged as part of the cost of acquisition at closing.

                        During 1998, the Company issued 1,140,814 shares of common stock at estimated market prices for telephony territories and equipment and services. An aggregate of 458,000 shares valued at $1,494,140 was issued for telephony territories and equipment, while an aggregate of 682,814 shares valued at $1,911,775 was issued for services.

18.  Subsequent         In January 1999, Fidelity Holdings and Major Auto
     Events             entered into an agreement with Universal Ford, Inc. to
                        acquire Universal Kia, a Kia automobile dealership located in Long Island City, New York. The purchase price of Universal Kia is based on Universal Kia's historical operating results and is expected to aggregate less than $200,000.

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                        Also in January 1999, the Company signed a Letter of Intent to acquire, for $1,250,000, 80% of the Long Island, New York based Major of the Five Towns (formerly Nissanland and Kialand), currently doing business as Major Nissan and Major Kia, that is owned by the Company's Chairman and CEO, Bruce Bendell. This dealership has three separate showroom locations. Nicholas Guadagno, who is President and a 20% shareholder of Major of the Five Towns, will continue to manage day-to-day operations after the completion of this acquisition.

                        In February 1999, the Company signed a contract to acquire, for $800,000, subject to certain adjustments, in cash and stock, Compass Lincoln-Mercury and Compass Dodge, both of which are based in Essex County, New Jersey.

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                        In January 1999, the Company and its subsidiary, Computer Business Sciences, Inc. ("CBS") entered into a Securities Purchase Agreement with certain purchasers named therein (the "Purchasers"), pursuant to which the Company and CBS agreed to sell up to 2,750 Units (the "Units"), each Unit consisting of (a) in the first tranche, (i) a 12% Convertible Debenture of the Company in the principal amount of $1,000, convertible on certain terms and conditions into shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), (ii) 36.3636 shares of Common Stock,
                        (iii) warrants (the "Warrants") to acquire 83.3333 shares of Common Stock and (iv) warrants (the "CBS Warrants") to acquire 25.4545 shares of common stock, par value $0.01 per share, of CBS (the "CBS Shares"),
                        (b) in the second tranche, (i) $1,563.64 and (ii) Warrants to acquire 130.3030 shares of Common Stock, and
                        (c) in the third tranche, (i) Debentures in an aggregate principal amount of $1,563.64 and (ii) Warrants to purchase 130.3030 shares of Common Stock. The shares of Common Stock issuable upon conversion of or otherwise pursuant to the Debentures are referred to herein as the "Conversion Shares" and the shares of Common Stock issuable upon exercise of or otherwise pursuant to the Warrants are referred to herein as the "Warrant Shares." The Company closed on the first tranche of $2.75 million and issued to Purchasers, in the aggregate, Debentures in the face amount of $2.75 million, 100,000 shares of Common Stock, Warrants to acquire 229,167 shares of Common Stock and CBS Warrants to acquire 70,000 CBS Shares. Consummation of the second and third tranches is conditioned upon, among other things, achievement by the Company and CBS of certain mutually agreeable milestones and, under certain conditions, approval by the shareholders of Fidelity. The Debentures are convertible into Common Stock of the Company at any time after the date of issue (subject to certain volume limitations). Upon conversion, holders will be entitled to receive a number of shares of Common Stock determined by dividing the outstanding principal amount of the Debentures by a conversion price equal to the lesser of 90% the average closing bid prices

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                        for the Common Stock during a defined period prior to conversion, and $4.20 (but in no event less than $3.00, and subject to adjustment upon the occurrence of certain dilutive events). The Warrants are exercisable for shares of Common Stock of the Company. Upon exercise, holders will be entitled to receive shares of Common Stock for an exercise price of $4.20 per share. The Warrants will expire on January 25, 2004. The CBS Warrants are exercisable for shares of Common Stock of CBS. Upon exercise, holders will be entitled to receive shares of Common Stock for an exercise price of $0.001 per share. The CBS Warrants will expire on January 25, 2004. In connection with this transaction, the Company also entered into a Registration Rights Agreement with the Purchasers under which the Company is required to file a registration statement on Form S-3 by March 11, 1999, subject to certain specified exceptions, which have been met, covering resales of the Conversion Shares and the Warrant Shares (the "Resale Registration Statement"). Under the Registration Rights Agreement, the Company may be required to make certain payments to holders of the Debentures as partial damages if, among other things, the Resale Registration Statement has not been declared effective by the Securities and Exchange Commission on or before July 9, 1999, subject to certain specified exceptions. In connection with the placement of the Debentures, the Company paid to Zanett Securities Corporation, the placement agent for the transaction (the "Placement Agent"), a fee and nonaccountable expense allowance of 6.9%, and the Company also issued to the Placement Agent and its assignees, 50,000 shares of the Company's Common Stock, 30,000 shares of CBS Common Stock and Warrants to purchase an aggregate of 114,583 shares of Common Stock at an exercise price equal to $4.20 per share.

Report of Independent Certified Public Accountants

Major Chevrolet, Inc. and Affiliates
Long Island City, New York

We have audited the accompanying combined statements of income and cash flows of Major Chevrolet, Inc. and Affiliates for the four and one-half months ended May 14, 1998 and the year ended December 31, 1997. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Major Chevrolet, Inc. and Affiliates for the four and one-half months ended May 14, 1998 and the year ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                                BDO Seidman, LLP

New York, New York

March 20, 1999

                                            Major Chevrolet, Inc. and Affiliates

                                                   Combined Statements of Income

================================================================================

                                                   Four and
                                                   one-half          Year ended
                                                 months ended       December 31,
                                                 May 14, 1998           1997
--------------------------------------------------------------------------------
Revenues:
   Sales                                          $50,276,561       $144,499,231
   Cost of sales                                   43,743,891        126,855,734
--------------------------------------------------------------------------------
      Gross profit                                  6,532,670         17,643,497
Operating expenses                                  5,980,605         15,510,591
Interest expense                                       48,808          1,283,420
--------------------------------------------------------------------------------
      Operating income                                503,257            849,486
Other income                                           18,172            255,918
--------------------------------------------------------------------------------
      Income before income taxes                      521,429          1,105,404
Income taxes                                           42,320            169,813
--------------------------------------------------------------------------------
Net income                                        $   479,109       $    935,591
================================================================================

                                 See accompanying summary of accounting policies
                                     and notes to combined financial statements.

                                            Major Chevrolet, Inc. and Affiliates

                                               Combined Statements of Cash Flows
                                Increase (Decrease) in Cash and Cash Equivalents

================================================================================

                                                                               Four and
                                                                               one-half      Year ended
                                                                            months ended    December 31,
                                                                            May 14, 1998        1997
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                               $   479,109     $    935,591
--------------------------------------------------------------------------------------------------------
   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
        Depreciation and amortization                                            20,430           64,470
        Changes in assets - (increase) decrease in:
           Trade receivables                                                    995,618         (468,521)
           Inventories                                                       (3,385,036)      10,462,590
           Prepaid expenses and other current assets                            (50,465)         (84,944)
           Security deposits                                                     (1,485)           5,007
        Changes in liabilities - increase (decrease) in:
           Customer deposits                                                    342,819         (885,914)
           Accounts payable                                                    (488,844)         613,255
           Accrued expenses                                                    (609,874)       1,511,257
--------------------------------------------------------------------------------------------------------
           Total adjustments                                                 (3,176,837)      11,217,200
--------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) operating activities               (2,697,728)      12,152,791
--------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchase of property, plant and equipment                                    (12,115)         (53,616)
   Note receivable                                                              675,396          (38,230)
   (Purchase) proceeds from sale of lease and rental vehicles                  (566,487)       3,505,516
   Certificate of deposit                                                       699,935           84,677
--------------------------------------------------------------------------------------------------------
        Net cash provided by investing activities                               796,729        3,498,347
--------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Increase in (payment of) stockholder loans                                  (790,457)         164,677
   Increase (decrease) in long-term debt                                         (2,093)          17,978
   Increase (decrease) in floor plan notes payable                            3,734,301      (14,348,333)
   Increase in due from affiliates                                             (946,785)              --
   S corporation distributions                                                       --         (410,782)
--------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) financing activities                   1,994,966      (14,576,460)
--------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                        93,967        1,074,678
Cash and cash equivalents, beginning of period                                1,424,915          350,237
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                    $ 1,518,882     $  1,424,915
========================================================================================================
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                              $   314,362     $  1,323,866
      Income taxes                                                              129,681           89,732
========================================================================================================

                                 See accompanying summary of accounting policies
                                     and notes to combined financial statements.

                                            Major Chevrolet, Inc. and Affiliates

                                          Notes to Combined Financial Statements

================================================================================

1.   Summary of     (a) Business and Principles of Combination and Reporting
     Accounting
     Policies Major Chevrolet, Inc. and Affiliates (the "Company") is a retailer of new and used vehicles, trucks, parts and accessories.

                        The financial statements consist of the combined operations of Major Chevrolet, Inc., Major Dodge, Inc., Major Chrysler Plymouth Jeep Eagle, Inc. ("Major CPJE"), and Major Subaru, Inc., all of which are under common control. All significant intercompany balances and transactions have been eliminated.

                    (b) Use of Estimates

                        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    (c) Credit Risk

                        Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents. The Company places its cash and cash equivalents in quality financial institutions and, by policy, limits the amount of credit exposure in any one financial vehicle.

                    (d) Financial Instruments

                        The fair values of the financial instruments, including cash, cash equivalents, trade receivables, inventories, accounts payable, accrued expenses and notes payable on vehicle floor plan, approximate their carrying value because of the current nature of these instruments. It is not practical to determine the fair value of loans payable to stockholders because the repayment terms are subject to management's discretion.

                                            Major Chevrolet, Inc. and Affiliates

                                          Notes to Combined Financial Statements

================================================================================

                    (e) Revenue and Cost Recognition

                        Revenues and cost are recognized upon delivery of the vehicle to the customer. At time of delivery, all financing arrangements between and among the parties have been concluded.

                    (f) Inventories

                        New vehicle inventories are valued at the lower of cost or market, with cost determined on a last-in, first-out basis. Used vehicle inventories are valued at the lower of cost or market, with cost determined on a specific identification basis. Parts and accessories inventories are also valued at the lower of cost or market, with cost determined on the first-in, first-out method.

                        During 1998, total inventory quantities were reduced, resulting in a LIFO liquidation. The net income realized as a result of the inventory liquidation amounted to approximately $560,000.

                    (g) Property, Plant and Equipment

                        Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets (ranging from 5 to 10 years). Leasehold improvements are depreciated using the straight-line method over their estimated useful lives, not to exceed the life of the lease.

                                            Major Chevrolet, Inc. and Affiliates

                                          Notes to Combined Financial Statements

================================================================================

                    (h) Income Taxes

                        The Company elected, with the consent of its stockholders, to be taxed as an S corporation under the provisions of the Internal Revenue Code (Sec. 1361) and New York State Franchise Tax Law. The stockholders are required to report the Company's taxable income or loss in their personal income tax returns; accordingly, such income taxes are not reflected in the combined financial statements. In addition, New York State imposes a corporate level tax, based upon the differential between corporate and individual tax rates, which has been provided for. The combined financial statements include a provision for the New York State tax and New York City income taxes since New York City does not recognize S corporation status.

                        Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. There are no significant temporary differences; accordingly, no deferred tax calculation has been made.

                    (i) Cash Equivalents

                        The Company considers all short-term, highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's cash and cash equivalents are carried at cost, which approximates market value and consists primarily of time deposits.

                    (j) Certificates of Deposit

                        The Company has two certificates of deposit with a financial institution which have initial maturities of one year and six months, respectively, that automatically renew on such maturity dates. The fair value of the certificates of deposit approximate their carrying value due to their short-term maturities.

                                            Major Chevrolet, Inc. and Affiliates

                                          Notes to Combined Financial Statements

================================================================================

                    (k) Long-Lived Assets

                        The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", in 1996. The Company reviews certain long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In that regard, the Company assesses the recoverability of such assets based upon estimated nondiscounted cash flow forecasts.

2.   Acquisition    On May 14, 1998, the Company was merged into Major
     by Fidelity    Acquisition Corp., a wholly-owned subsidiary of Fidelity
     Holdings,      Holdings, Inc. ("Fidelity"). Pursuant to the merger
     Inc.           agreement, Major Acquisition Corp. acquired all of the
                    Company's shares of stock for $4 million in cash, the incurrence of $500,000 in merger-related expenses and the issuance of 900,000 shares of Fidelity's convertible preferred stock. Such shares are convertible, by their terms, into 1,800,000 shares of Fidelity's common stock.

3.   Related Party  The Company rents its Dodge showroom premises from its
     Transactions   stockholders. The agreement is on a month-to-month basis.
                    Rent expense relating to this agreement amounted to $36,000 and $96,000 for the four and one-half months ended May 14, 1998 and the year ended December 31, 1997, respectively.

                    During 1996, the Company rented space for a used car lot from BHB Realty, LLP. The agreement was on a month-to-month basis. Rent expense relating to this agreement amounted to $90,000 and $240,000 for the four and one-half months ended May 14, 1998 and the year ended December 31, 1997, respectively.

                                            Major Chevrolet, Inc. and Affiliates

                                          Notes to Combined Financial Statements

================================================================================

                    The Company rents its Dodge and CPJE service centers from Bendell Realty, L.L.C. Bendell Realty, L.L.C. is owned by the stockholder of the Company. The rent expense amounted to approximately $45,000 and $120,000 for the four and one-half months ended May 14, 1998 and the year ended December 31, 1997, respectively.

4.   Governmental   Substantially all of the Company's facilities are subject to
     Regulations    Federal, state and local regulations relating to the
                    discharge of materials into the environment. Compliance with these provisions has not had, nor does the Company expect such compliance to have, any material effect on the financial condition or results of operations of the Company.
                    Management believes that its current practices and procedures for the control and disposition of such wastes comply with applicable Federal and state requirements.

5.   Litigation     Various claims and lawsuits arising in the normal course of business are pending against the Company. The results of such litigation are not expected to have a material or adverse effect on the Company's combined financial position or results of operations.

                                   Signatures

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Fidelity Holdings, Inc.


Dated: April 13, 1999                           By: /s/ Doron Cohen
                                                    -----------------------
                                                    Doron Cohen, President

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature                              Title                          Date
---------                              -----                          ----


/s/ Doron Cohen           President, Treasure and Director       April 13, 1999
------------------------
Doron Cohen


/s/ Bruce Bendell         Chairman of the Board and Chief        April 13, 1999
------------------------  Executive Officer
Bruce Bendell


/s/ David Edelstein       Director                               April 13, 1999
------------------------
David Edelstein


/s/ Richard L. Feinstein  Chief Financial Officer                April 13, 1999
------------------------
Richard L. Feinstein


/s/ James Wallick         Director                               April 13, 1999
------------------------
James Wallick


/s/ Jeffrey Weiner        Director                               April 13, 1999
------------------------
Jeffrey Weiner