Form 10QSB
period 1999-03-31
FIDELITY HOLDINGS INC
filed 1999-05-14
CIK 1009779

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

|X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999 or

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ____________________

Commission File Number: 0-29182

                             FIDELITY HOLDINGS, INC.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                           11-3292094
  ----------------------------                               ------------
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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of the registrant's common stock outstanding as of May 12, 1999 was 8,522,121.

Part 1. FINANCIAL INFORMATION

        Item 1. Financial Statements

        FIDELITY HOLDINGS, INC AND SUBSIDIARIES CONSOLIDATED FINANCIAL
                    STATEMENTS, March 31, 1999 (UNAUDITED)

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

PART 1. FINANCIAL INFORMATION
        Item 1. Financial Statements

                                                             MARCH 31,          DECEMBER 31,
                                                               1999               1998
                                                             Unaudited           Audited
                                                            ------------       ------------
ASSETS:
Current Assets:
    Cash and cash equivalents                               $  2,693,185       $    820,832
    Net investment in direct financing leases, current           421,488            498,418
    Accounts receivable                                       10,852,629          4,836,699
    Inventories                                               22,294,477         18,999,822
    Net assets held for sale                                   6,369,927          7,074,164
    Other current assets                                       2,373,524            444,797
                                                            ------------       ------------
        Total current assets                                  45,005,230         32,674,732
Net investment in direct financing leases,
   net of current portion                                        724,427            785,023
Property and equipment, net                                    4,887,079          4,782,794
Excess of costs over net assets acquired                      10,204,475         10,306,950
Notes receivable - officer                                       949,819            799,819
Other assets                                                     229,944             77,417
                                                            ------------       ------------
         Total assets                                       $ 62,000,974       $ 49,426,735
                                                            ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
     Notes payable - floor plan                             $ 22,369,559       $ 17,791,253
     Notes payable - bank                                             --            450,000
     Convertible debentures payable                            2,750,000            600,000
     Accounts payable                                          6,160,147          2,299,306
     Accrued expenses                                          2,264,181          2,007,836
     Current maturities of long-term debt                        841,664            869,813
     Customer deposits                                         1,016,212            697,087
                                                            ------------       ------------
           Total current liabilities                          35,401,763         24,715,295
Long-term debt, less current maturities                        7,833,654          7,953,278
Due to employees                                                 249,851            249,851
Other                                                             38,160             54,795
                                                            ------------       ------------
          Total liabilities                                   43,523,428         32,973,219
                                                            ------------       ------------
Commitments
Stockholders' equity
      Preferred stock, $.01 par value;
         2,000,000 shares authorized,
         1,150,000 shares issued and outstanding                  11,500             11,500
      Common stock, $.01 par value
          50,000,000 shares authorized, 8,643,898
          and 8,036,514 shares issued and
          outstanding in 1999 and 1998                            86,439             80,365
Additional paid in capital                                    16,766,543         14,799,800
Cumulative translation adjustment                                 (3,856)            (4,977)
Retained earnings                                              1,682,516          1,566,828
Treasury stock, at cost; 15,618 shares
     and 0 shares in 1999 and 1998, respectively                 (65,596)                --
                                                            ------------       ------------
            Total stockholders' equity                        18,477,546         16,453,516
                                                            ------------       ------------
            Total liabilities and stockholders' equity      $ 62,000,974       $ 49,426,735
                                                            ============       ============

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited

                                                       Three Months Ended March 31,
                                                           1999            1998
                                                           ----            ----
Revenues:
      Sales                                            $ 45,842,659    $    165,152
      Cost of sales                                      38,792,945              --
                                                       ------------    ------------
             Gross profit                                 7,049,714         165,152

Operating expenses                                        5,571,251         247,480
Interest expense                                            444,283          26,223
                                                       ------------    ------------
             Operating income (loss) before income
             tax expense (credit)                         1,034,180        (108,551)
Income tax expense (credit)                                 190,000         (21,000)
                                                       ------------    ------------
Income (loss) from continuing operations                    844,180         (87,551)
Income (loss) from discontinued operations                 (728,492)         18,979
                                                       ------------    ------------
Net income (loss)                                      $    115,688    $    (68,572)
                                                       ============    ============
Per common share:
     Net income (loss) from continuing operations:
             Basic                                     $       0.10    $      (0.01)
             Diluted                                           0.08           (0.01)

     Net income (loss) from discontinued operations:
             Basic                                     $      (0.09)   $         --
             Diluted                                          (0.07)             --

     Net income:
             Basic                                     $       0.01    $      (0.01)
             Diluted                                           0.01           (0.01)

     Average number of shares used in computation:
             Basic                                        8,494,642       6,895,700
             Diluted                                     11,469,404       7,395,700

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    Unaudited

                                    Preferred Stock               Common Stock           Additional     Retained       Currency
                                ----------------------       ----------------------       Paid in       Earnings      Translation
                                  Shares       Amount          Shares       Amount        Capital       (Deficit)      Adjustment
                                ---------     --------       ----------    --------      ----------     ---------     ------------
Balance
January 1, 1998                   250,000   $      2,500      6,895,700   $   68,957   $  5,414,293   $  1,038,688    $        297

Issuance of preferred
Stock for acquisition of
Major Automotive Group            900,000          9,000             --           --      5,991,000             --              --

Issuance of common stock
for services and equipment             --             --      1,140,814       11,408      3,394,507             --              --

Net income                             --             --             --           --             --        528,140              --

Translation adjustment                 --             --             --           --             --             --          (5,274)

Balance
                             -------------------------------------------------------------------------------------------------------
December 31, 1998               1,150,000         11,500      8,036,514       80,365     14,799,800      1,566,828          (4,977)

Issuance of common stock
for services and deposits              --             --        607,384        6,074      1,966,743             --              --

Net income                             --             --             --           --             --        115,688              --

Translation adjustment                 --             --             --           --             --             --           1,121

Repurchase of common
     stock                             --             --             --           --             --             --              --
                             -------------------------------------------------------------------------------------------------------
                                1,150,000   $     11,500      8,643,898   $   86,439   $ 16,766,543   $  1,682,516    $     (3,856)
                             =======================================================================================================

                                   Treasury Stock               Total
                                       at cost              Stockholders'
                                 Shares        Amount           Equity
                                --------      ---------     --------------
Balance
January 1, 1998                       --    $         --    $  6,524,735

Issuance of preferred
Stock for acquisition of
Major Automotive Group                                         6,000,000

Issuance of common stock
for services and equipment                                     3,405,915

Net income                                                       528,140

Translation adjustment                                            (5,274)

Balance

December 31, 1998                     --              --      16,453,516
                             ---------------------------------------------
Issuance of common stock
for services and deposits             --              --       1,972,817

Net income                            --              --         115,688

Translation adjustment                --              --           1,121

Repurchase of common
     stock                        15,618         (65,596)        (65,596)
                             ---------------------------------------------
                                  15,618    $    (65,596)   $ 18,477,546
                             =============================================

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                      Three Months Ended March 31,
                                                                          1999           1998
                                                                          ----           ----
Cash flows from operating activities:
       Net income (loss)                                              $   115,688    $   (68,572)
Adjustments to reconcile net income
            to net cash (used in) provided by operating activities:
        Amortization of intangible assets                                 102,475         84,738
        Depreciation                                                       59,194        100,311
        Deferred income taxes                                                  --        (21,000)
        Noncash item-stock-based compensation                             196,142             --
(Increase) decrease in assets:
         Net investment in direct financing leases                        137,526        (33,380)
         Notes receivable                                                      --         (2,100)
         Accounts receivable                                           (6,015,930)      (156,118)
         Inventories                                                   (3,294,655)        45,883
         Other assets                                                    (456,342)       (27,540)
Increase (decrease) in liabilities:
          Accounts payable                                              3,860,841        216,888
          Accrued expenses                                                512,345       (227,960)
          Floor plan notes payable                                      4,578,306             --
          Deferred revenue                                                     --        (24,457)
          Customer deposits                                               319,125        (44,584)
                                                                      -----------    -----------
                Net cash provided by (used in)
                    operating activities                                  114,715       (157,891)
                                                                      -----------    -----------
Cash flows used in investing activities:
           Additions to property and equipment,                          (163,479)       (18,254)
                                                                      -----------    -----------
                 Net cash used in investing activities                   (163,479)       (18,254)
                                                                      -----------    -----------
Cash flows from financing activities:
           Repurchase of common stock                                     (65,596)            --
           Line of credit                                                (450,000)       100,000
           Proceeds from long-term debt                                        --        204,760
           Payments of long-term debt                                    (164,408)      (192,461)
           Proceeds from convertible debentures                         2,750,000             --
           Increase in due from shareholders                             (150,000)            --
                                                                      -----------    -----------
                    Net cash provided by (used in)
                     financing activities                               1,919,996        112,299
                                                                      -----------    -----------
Effect of exchange rates on cash                                            1,121             70
                                                                      -----------    -----------
Net increase (decrease) in cash and cash equivalents                    1,872,353        (63,776)
Cash and cash equivalents, beginning of period                            820,832        217,191
                                                                      -----------    -----------
Cash and cash equivalents, end of period                              $ 2,693,185    $   153,415
                                                                      ===========    ===========

            Supplemental Disclosures Of Cash Flow Information:
               Cash paid during the period for:
                    Interest                                          $   444,283    $    26,223
                    Income taxes                                      $   501,500    $        --

                     FIDELITY HOLDINGS INC, AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

                                 MARCH 31, 1999

      1. Basis of Presentation

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company's financial position and its results of operations and cash flows as of the dates and for the periods indicated.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited December 31, 1998 consolidated financial statements and related notes included in the Company's Form 10KSB for the year ended December 31, 1998. The results of operations for the three months are not necessarily indicative of the operating results for the full year.

Amounts for the three months ended March 31, 1998 have been reclassified to conform with the March 31, 1999 presentation.

          Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

      The following discussion of the operations, financial condition, liquidity and capital resources of Fidelity Holdings, Inc. and its subsidiaries (the "Company") should be read in conjunction with the Company's unaudited Consolidated Financial Statements and related note thereto included elsewhere herein.

      This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements.

      The Company

      On May 14, 1998, the Company acquired, from a related party, the Major Automotive Group of dealerships ("Major Auto") and related real property and leases. In conformity with generally accepted accounting principles, the consolidated results of operations of the Company include the results from Major Auto only since the date of acquisition on May 14, 1998. Accordingly, while the results of operations for the three months ended March 31, 1999 include the results for Major Auto, there are no comparable results for the first quarter of 1998.

      Previously, as a holding company, Fidelity Holdings, Inc. was involved in the acquisition and development of synergistic technological and telecommunications businesses. The Company's Board of Directors has determined to explore the divestiture of the Company's non-automotive operations in order to maximize shareholders' value from those operations and to maintain the Company's focus on the regional consolidation of retail automotive dealerships. Accordingly, all non-automotive operations have been classified collectively as "Discontinued Operations." Continuing operations are represented by the Company's Major Auto subsidiary and the Company's automotive leasing subsidiary, Major Fleet and Leasing, Inc. ("Major Fleet").

Results of Continuing Operations - Three Months Ended March 31, 1999 and Three Months Ended March 31, 1998

      Revenues. Revenues for the three-month period ended March 31, 1999 increased approximately $45.7 million over the prior comparable period. Such increase was almost solely attributable to the revenues of Major Auto, which were $45,672,235 for the 1999 quarter. There was no comparable amount in the corresponding period in 1998. A comparison of the average monthly revenue for Major Auto for the seven and one-half month period it was owned by the Company in 1998 with the average monthly revenue generated by Major Auto during the first three months of 1999 shows an approximate 17% increase. Management believes that this increase in average monthly sales is primarily attributable to Major Auto's successful efforts in selling used vehicles at its expansive facility in Long Island City, New York. More than 400 used cars were sold during each of the months in the 1999 period. Major Auto's initiatives included extensive Internet promotions, local advertising in all media and the branding of its used car operation as "Major World." Additionally, the relatively mild winter in the New York Metropolitan area contributed to increased sales during these months when automotive sales, traditionally, decrease. The results of this quarter are not necessarily indicative of the results for any future period or the full year of 1999.

      Cost of Sales. The cost of sales of $38.8 million for the three months ended March 31, 1999 is solely attributable to Major Auto's operations. There is no comparable amount for the prior year.

      Gross profit. Of the total gross profit of almost $7.1 million for the three months ended March 31, 1999, Major Auto generated $6.9 million. Gross profit as a percentage of sales for Major Auto during the 1999 first quarter was 15.1%. Although there was no comparable amount for the first quarter of 1998, the gross profit percentage for Major Auto in 1998 during the seven and one-half months since its acquisition on May 14, 1998 was 13.8%. Management believes that the increase in gross profit percentage is primarily attributable to the increased volume of used vehicle sales as a percentage of total sales during the first quarter of 1999, as compared with the seven and one-half month 1998 period.

      Operating expense. In the three months ended March 31, 1999, operating expenses increased approximately $5.3 million to almost $5.6 million, from $247,000. Substantially all of this increase resulted from the acquisition of Major Auto. Operating expenses attributable to Major Auto aggregated $5.1 million in the first quarter of 1999.

      Interest expense. Interest expense had a net increase of $418,000 to $444,000 in the first quarter of 1999 from interest expense of $26,000 incurred in the comparable prior period. This is primarily related to the floor plan interest of $178,000 and interest incurred in financing the acquisition of Major Auto amounting to $188,000 and, to a lesser extent, $50,000 of interest accrued on outstanding convertible debentures.

      Discontinued operations. The Company experienced a loss from discontinued operations in the first quarter of 1999 of $(728,492) compared with a profit of $18,979 in discontinued operations in the comparable prior period. This is primarily the result of the Company's decision in the third quarter of 1997 to acquire the territorial and other rights and equipment of its existing Master Agents. Accordingly, the Company ceased selling to Master Agents during the third quarter of 1997 and has had no revenue from this source since then. Additionally, the Company has been seeking the appropriate economically viable means to divest itself of its non-automotive operations, including its telephony technology, IG-2 project and plastics operations. In order to do so at the maximum potential valuation, the Company has incurred the costs necessary to maintain and enhance those facets of its business in order to make them marketable. All such costs are included in discontinued operations.

Assets, Liquidity and Capital Resources - March 31, 1999

      At March 31, 1999, total assets of the Company were $62 million, an increase of approximately $12.5 million from December 31, 1998. This increase is primarily related to the increase in Major Auto's accounts receivable of approximately $5.0 million, the increase in Major Auto's inventories of approximately $3.3 million and a net increase in cash of approximately $2.0 million. The increase in accounts receivable and inventories is directly related to Major Auto's increased sales levels during the first quarter of 1999. The increase in cash is primarily attributable to the proceeds from the sale of $2.75 million of 12% convertible debentures during the period. Included in the Company's current assets is $6,369,927 of net assets held for sale. This amount represents the total of assets less related liabilities from the Company's former Technology and Plastics Divisions, the operations of which the Company is seeking to divest in an economically productive manner.

      The Company's primary source of liquidity for the three months ended March 31, 1999 was $1,919,966 from its financing activities. This was the net effect of the proceeds from the sale of $2,750,000 in 12% convertible debentures as offset by payments of outstanding debt of $614,408, an increase in due from shareholders of $150,000 and the purchase of treasury stock for $65,596.

      Additional net cash of $114,715 was generated from operating activities comprised of:

      (a) Cash from income of $473,499, resulting from net income of $115,688, as adjusted by non-cash charges of $357,811; and

      (b) An increase in liabilities of $9,270,617, primarily from the increase in notes payable, accounts payable and accrued expenses aggregating $8,951,492; less

      (c) A net increase in operating assets of $9,629,401, primarily from increases of $6,015,930 in accounts receivable and $3,294,655 in inventories.

      The changes in accounts receivable, inventories and payables cited in (b) and (c) above, are substantially attributable to the higher level of activities associated with Major Auto's increased sales during the first quarter of 1999.

      The net increase in cash from operating activities was more than offset by the cash used in investing activities of $163,479 for the net additions to property, plant and equipment.

      The foregoing activities, i.e. financing, operating and investing, resulted in a net cash increase of $1,872,353 for the three months ended March 31, 1999.

      The Company believes that the cash generated from existing operations, together with cash on hand, available credit from its current lenders, including banks and floor planning, will be sufficient to finance its current operations, planned expansion and internal growth for at least the next twenty-four months.

      On May 3, 1999 the Company announced the declaration of a stock dividend payable as one share of common stock for each two shares held of record. The dividend is payable to shareholders of record as of May 18, 1999.

      Year 2000 Issue

      The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates are processed. In addition, similar problems may arise in some systems that use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failures, which could affect an entity's ability to conduct normal business operations.

      The Company recognizes the need to ensure its operations will not be adversely impacted by the inability of the Company's systems to process data having dates that could be affected by the Year 2000 issue. The Company is currently addressing the risk with respect to the availability and integrity of its financial systems and operating systems. While the Company believes its planning efforts are adequate to address the Year 2000 concerns, there can be no assurance that the systems of other companies, including suppliers, customers and others on which the Company's operations rely are, or will be made, compliant on a timely basis and will not have a material effect on the Company. However, all such significant systems are being evaluated for compliance. The cost of the Company's Year 2000 compliance effort is not expected to be material to the Company's results of operations or financial position.

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

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      The Company filed a report on Form 8-K on February 3, 1999 in connection with the private placement of its securities with certain independent investors. The Form 8-K and the exhibits attached thereto are incorporated herein by reference.

      Exhibit 27. Financial Data Schedule

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FIDELITY HOLDINGS, INC.


Date: May 14, 1999                   /s/ Doron Cohen
                                     --------------------------
                                     Doron Cohen, President