Form 10QSB
period 1999-06-30
FIDELITY HOLDINGS INC
filed 1999-08-16
CIK 1009779

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999 or

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of the registrant's common stock outstanding as of August 13, 1999 was 13,670,174.

Part 1. FINANCIAL INFORMATION

      Item 1. Financial Statements










         FIDELITY HOLDINGS, INC AND SUBSIDIARIES CONSOLIDATED FINANCIAL
                     STATEMENTS, June 30, 1999 (UNAUDITED)

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     JUNE 30,       DECEMBER 31,
                                                       1999             1998
ASSETS:                                             Unaudited         Audited
                                                    ---------         -------

Current Assets:
  Cash and cash equivalents                       $  5,917,461     $    820,832
  Net investment in direct financing
    leases, current                                    412,030          498,418
  Accounts receivable                               10,649,478        4,836,699
  Inventories                                       19,931,032       18,999,822
  Net assets held for sale                           6,347,636        7,074,164
  Other current assets                               2,352,426          444,797
                                                  ------------     ------------
      Total current assets                          45,610,063       32,674,732
Net investment in direct financing leases,
  net of current portion                               687,935          785,023
Property and equipment, net                          5,248,447        4,782,794
Excess of costs over net assets acquired            11,873,150       10,306,950
Notes receivable - officer                             168,400          799,819
Other assets                                           556,686           77,417
                                                  ------------     ------------
      Total assets                                $ 64,144,681     $ 49,426,735
                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Notes payable - floor plan                      $ 21,325,317     $ 17,791,253
  Notes payable - bank                                      --          450,000
  Convertible debentures payable                            --          600,000
  Accounts payable                                   4,463,214        2,299,306
  Accrued expenses                                   2,673,051        2,007,836
  Current maturities of long-term debt                 763,329          869,813
  Customer deposits                                  1,276,816          697,087
                                                  ------------     ------------
      Total current liabilities                     30,501,727       24,715,295
Long-term debt, less current maturities              7,682,280        8,008,073
Due to employees                                        99,851          249,851
Due to officer                                       1,018,581               --
                                                  ------------     ------------
      Total liabilities                             39,302,439       32,973,219
                                                  ------------     ------------
Commitments
Stockholders' equity
  Preferred stock, $.01 par value;
    2,000,000 shares authorized,
    900,000 and 1,150,000 shares
    issued and outstanding in 1999
    and 1998                                             9,000           11,500
  Common stock, $.01 par value
    50,000,000 shares authorized,
    14,446,093 and 12,054,771 shares
    issued and outstanding in 1999
    and 1998                                           144,461          120,548
Additional paid in capital                          23,096,925       14,759,617
Cumulative translation adjustment                       (3,882)          (4,977)
Retained earnings                                    1,726,929        1,566,828
Treasury stock, at cost; 46,854 shares
  and 0 shares in 1999 and 1998,
  respectively                                        (131,191)              --
                                                  ------------     ------------
      Total stockholders' equity                    24,842,242       16,453,516
                                                  ------------     ------------
      Total liabilities and
        stockholders' equity                      $ 64,144,681     $ 49,426,735
                                                  ============     ============

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited

                                                          SIX MONTHS ENDED JUNE 30,                THREE MONTHS ENDED JUNE 30,
                                                         1999                  1998                 1999                  1998
                                                         ----                  ----                 ----                  ----
Revenues:
  Sales                                              $ 100,273,073         $  26,487,239        $  54,430,414         $  26,322,087
  Cost of sales                                         85,166,266            23,026,967           46,373,321            23,026,967
                                                     -------------         -------------        -------------         -------------
    Gross profit                                        15,106,807             3,460,272            8,057,093             3,295,120

Operating expenses                                      12,363,229             2,490,518            6,791,978             2,243,038
Interest expense                                           877,888               336,152              433,605               309,929
                                                     -------------         -------------        -------------         -------------
    Operating income
    before income
    tax expense                                          1,865,690               633,602              831,510               742,153
Income tax expense                                         362,000               190,000              172,000               211,000
                                                     -------------         -------------        -------------         -------------
Income from continuing
  operations                                             1,503,690               443,602              659,510               531,153
Income (loss) from
  discontinued operations                               (1,343,589)               18,710             (615,097)                 (269)
                                                     -------------         -------------        -------------         -------------
Net income                                           $     160,101         $     462,312        $      44,413         $     530,884
                                                     =============         =============        =============         =============

Per common share:
  Net income from continuing
  operations:
    Basic                                            $        0.12         $        0.04        $        0.05         $        0.05
    Diluted                                                   0.09                  0.03                 0.04                  0.04

  Net income (loss) from
  discontinued operations:
    Basic                                            $       (0.11)        $          --        $       (0.05)        $          --
    Diluted                                                  (0.08)                   --                (0.04)                   --

  Net income:
    Basic                                            $        0.01         $        0.04        $          --         $        0.05
    Diluted                                                   0.01                  0.03                   --                  0.04

  Average number of shares
  used in computation:
    Basic                                               12,934,268            10,567,682           13,124,465            10,789,350
    Diluted                                             16,133,143            14,017,682           16,378,036            14,239,350

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                    SIX MONTHS      THREE MONTHS
                                                        ENDED JUNE 30, 1999
                                                        -------------------

Cash flows from operating activities:
  Net income (loss)                                $   160,101      $    44,413
Adjustments to reconcile net income
    to net cash (used in) provided
    by operating activities:
  Amortization of intangible assets                    187,094           84,619
  Depreciation                                         188,964          129,770
  Deferred income taxes                                     --               --
  Noncash item-stock-based
    compensation                                       392,284          196,142
(Increase) decrease in assets:
  Net investment in direct financing
    leases                                             183,476           45,950
  Notes receivable                                          --               --
  Accounts receivable                               (5,812,779)         203,151
  Inventories                                         (931,210)       2,363,445
  Other assets                                        (832,210)        (375,868)
Increase (decrease) in liabilities:
  Accounts payable                                   2,163,908       (1,696,933)
  Accrued expenses                                     665,215          152,870
  Floor plan notes payable                           3,534,064       (1,044,242)
  Deferred revenue                                          --               --
  Customer deposits                                    579,729          260,604
                                                   -----------      -----------
    Net cash provided by (used in)
      operating activities                             478,636          363,921
                                                   -----------      -----------
Cash flows used in investing activities:
  Additions to property and equipment,                (654,617)        (491,138)
                                                   -----------      -----------
    Net cash used in investing
      activities                                      (654,617)        (491,138)
                                                   -----------      -----------
Cash flows from financing activities:
  Repurchase of common stock                          (131,191)         (65,595)
  Line of credit                                      (450,000)              --
  Net proceeds from stock issuance                   5,765,999        5,765,999
  Payments of long-term debt                          (325,793)         (11,385)
  Proceeds from convertible debentures               2,750,000               --
  Payment of convertible debentures                 (2,337,500)      (2,337,500)
                                                   -----------      -----------
    Net cash provided by (used in)
      financing activities                           5,271,515        3,351,519
                                                   -----------      -----------
Effect of exchange rates on cash                         1,095              (26)
                                                   -----------      -----------

Net increase (decrease) in cash
  and cash equivalents                               5,096,629        3,224,276
Cash and cash equivalents,
  beginning of period                                  820,832        2,693,185
                                                   -----------      -----------
Cash and cash equivalents,
  end of period                                    $ 5,917,461      $ 5,917,461
                                                   ===========      ===========

      Supplemental Disclosures Of
        Cash Flow Information:
          Cash paid during the period for:
            Interest                               $   877,888      $   433,605
            Income taxes                           $   781,500      $   280,000

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                                    Unaudited

                                     Preferred Stock                 Common Stock
                                  -----------------------       ------------------------    Additional       Retained
                                                                                              Paid in        Earnings
                                  Shares        Amount           Shares        Amount         Capital        (Deficit)
                                  -------    ------------       ---------   ------------   ------------    ------------
Balance
January 1, 1998                   250,000    $      2,500       6,895,700   $     68,957   $  5,414,293    $  1,038,688

Issuance of preferred
Stock for acquisition of
Major Automotive Group            900,000           9,000              --             --      5,991,000              --

Issuance of common stock
for services and equipment             --              --       1,140,814         11,408      3,394,507              --

Net income                             --              --              --             --             --         528,140

Translation adjustment                 --              --              --             --             --              --

                                ---------    ------------    ------------   ------------    -----------    ------------
Balance
December 31, 1998               1,150,000          11,500       8,036,514         80,365     14,799,600       1,566,828

Adjustment for 3 for 2
common stock dividend                  --              --       4,018,257         40,183        (40,183)             --

Issuance of common stock
for services and deposits              --              --         653,414          6,534      1,535,466              --

Conversion of 1996
PFD. Stock                       (250,000)         (2,500)        985,222          9,852         (7,352)             --

Proceeds from issuance
of common stock pursuant
to private placement, net              --              --         285,714          2,857      5,763,142              --

Convertible debentures
exchanged for common stock             --              --         466,972          4,670      1,046,052              --

Net income                             --              --              --             --             --         160,101

Translation adjustment                 --              --              --             --             --              --

Repurchase of common
     stock                             --              --              --             --             --              --

                                ---------    ------------    ------------   ------------    -----------    ------------
Balance
June 30, 1999                     900,000    $      9,000    $ 14,446,093   $    144,461    $23,096,925    $  1,726,929
                                =========    ============    ============   ============    ===========    ============

                              Currency               Treasury Stock            Total
                             Translation                at cost             Stockholders'
                              Adjustment         Shares         Amount          Equity
                             ------------        ------      ------------   -------------
Balance
January 1, 1998              $        297             --     $         --    $  6,524,735

Issuance of preferred
Stock for acquisition of
Major Automotive Group                 --                                       6,000,000

Issuance of common stock
for services and equipment             --                                       3,405,915

Net income                             --                                         528,140

Translation adjustment             (5,274)                                         (5,274)

                             ------------         ------    -------------    ------------
Balance
December 31, 1998                  (4,977)            --               --      16,453,516

Adjustment for 3 for 2
common stock dividend                  --             --               --              --

Issuance of common stock
for services and deposits              --             --               --       1,542,000

Conversion of 1996
PFD. Stock                             --             --               --              --

Proceeds from issuance
of common stock pursuant
to private placement, net              --             --               --       5,765,999

Convertible debentures
exchanged for common stock             --             --               --       1,050,722

Net income                             --             --               --         160,101

Translation adjustment              1,095             --               --           1,095

Repurchase of common
     stock                             --         46,854         (131,191)       (131,191)
                             ------------         ------    -------------    ------------
Balance
June 30, 1999                $     (3,882)        46,854    $    (131,191)   $ 24,842,242
                             ============         ======    =============    ============

                     FIDELITY HOLDINGS INC, AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

                                  JUNE 30, 1999

      1. Basis of Presentation

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company's financial position and its results of operations and cash flows as of the dates and for the periods indicated.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited December 31, 1998 consolidated financial statements and related notes included in the Company's 10-KSB. The results of operations for the six months and three months are not necessarily indicative of the operating results for the full year.

Amounts for the six months and three months ended June 30, 1998 have been reclassified to conform with the June 30, 1999 presentation.

      2. Common Stock Dividend

On June 1, 1999, the Company paid a 3-for-2 common stock dividend. Common shares and earnings per share computations for prior periods have been restated to reflect the stock dividend.

      Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

      The following discussion of the operations, financial condition, liquidity and capital resources of Fidelity Holdings, Inc. and its subsidiaries (the "Company") should be read in conjunction with the Company's unaudited Consolidated Financial Statements and related notes thereto included elsewhere herein.

      This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements.

      The Company

      On May 14, 1998, the Company acquired, from a related party, the Major Automotive Group of dealerships ("Major Auto") and related real estate. In conformity with generally accepted accounting principles, the consolidated results of operations of the Company include the results from Major Auto only since the date of acquisition on May 14, 1998. Accordingly, while the results of operations for the three and six month periods ended June 30, 1999 include the results for Major Auto, there are no comparable results for the corresponding three and six month periods in 1998.

      Previously, as a holding company, Fidelity Holdings, Inc. was involved in the acquisition and development of synergistic technological and telecommunications businesses. The Company's Board of Directors has made the decision to explore the divestiture of the Company's non-automotive operations in order to maximize shareholders' value from those operations and to maintain the Company's focus on the regional consolidation of retail automotive dealerships. Accordingly, all non-automotive operations have been classified collectively as "Discontinued Operations." Continuing operations are represented by the Company's Major Auto subsidiary and the Company's automotive leasing subsidiary, Major Fleet and Leasing, Inc. ("Major Fleet").

Results of Continuing Operations - Six-Month Periods Ended June 30, 1999 and June 30, 1998

      Revenues. Revenues for the six-month period ended June 30, 1999 increased approximately $ 73.8 million over the prior comparable period. Such increase was almost solely attributable to the revenues of Major Auto, which were $ 99.6 million for the 1999 period as compared with Major Auto's revenues of $ 26.1 million in the period May 14, 1998 to June 30, 1998. A comparison of the average monthly revenue for Major Auto for the seven and one-half month period it was owned by the Company in 1998 with the average monthly revenue generated by Major Auto during the first six months of 1999 shows an approximate 28% increase in 1999. Management believes that this increase in average monthly sales is primarily attributable to Major Auto's successful efforts in selling used vehicles at its expansive facility in Long Island City, New York. Average monthly used car sales revenues increased almost 40% in the 1999 period as more than 400 used cars were sold during each of the months in the 1999 period with more than 500 sold in June 1999. Major Auto's initiatives included extensive Internet promotions, local advertising in all media and the branding of its used car operation as "Major World." Additionally, the relatively mild winter in the New York

Metropolitan area contributed to increased sales during these months when automotive sales, traditionally, decrease. The results of this period are not necessarily indicative of the results for any future period or the full year of 1999.

      Cost of Sales. The cost of sales of $85.0 million attributable to Major Auto's operations for the six months ended June 30, 1999 is the significant component of the total cost of sales of $85.2 million for the period. In the comparable prior period. Major Auto's cost of sales aggregated 23.0 million from its acquisition on May 14, 1998 to June 30, 1998.

      Gross profit. Of the total gross profit of $15.1 million for the six months ended June 30, 1999, Major Auto generated almost $14.9 million. Gross profit as a percentage of sales for Major Auto during the 1999 period was 14.6%. Although there was no comparable amount for the first quarter of 1998, the gross profit percentage for Major Auto was 11.8% in the period May 14, 1998 to June 30, 1998 and 13.8% for the seven and one-half month period May 14, 1998 to December 31, 1998. Management believes that the increase in gross profit percentage is primarily attributable to the increased volume of used vehicle sales as a percentage of total sales during the first six months of 1999, as compared with each of the 1998 periods.

      Operating expense. In the six months ended June 30, 1999, operating expenses increased approximately $9.9 million to almost $12.4 million from $2.5 million. Substantially all of this increase resulted from the acquisition of Major Auto. Operating expenses attributable to Major Auto increased approximately $9.4 million to an aggregate of $11.2 million in the first half of 1999 from $1.8 million for the period May 14, 1998 to June 30, 1998.

      Interest expense. Interest expense had a net increase of $542,000 to $878,000 in the first six months of 1999 from interest expense of $336,000 incurred in the comparable prior period. This is primarily related to the floor plan interest of $386,000 and interest incurred in financing the acquisition of Major Auto amounting to $374,000 and, to a lesser extent, $118,000 of net interest primarily accrued on redeemed and converted debentures.

      Discontinued operations. The Company experienced a loss from discontinued operations in the first half of 1999 of $(1,343,589) compared with a profit of $18,710 in discontinued operations in the comparable prior period. This is primarily the result of the Company's decision in the third quarter of 1997 to acquire the territorial and other rights and equipment of its existing Master Agents. Accordingly, the Company stopped selling to Master Agents during the third quarter of 1997 and has had no revenue from this source since then. Additionally, the Company has been seeking the appropriate economically viable means to divest itself of its non-automotive operations, including its telephony technology, IG-2 project and plastics operations. In order to do so at the maximum potential valuation, the Company has incurred the costs necessary to maintain and improve those facets of its business in order to enhance their marketability. All such costs are included in discontinued operations.

Results of Continuing Operations - Three-Month Periods Ended June 30, 1999 and June 30, 1998

      Revenues. Revenues for the three-month period ended June 30, 1999 increased approximately $28.1 million over the prior comparable period to $54.4 million. Such increase was almost solely attributable to the revenues of Major Auto, which were $54.2 million for the 1999 quarter as compared with the Major Auto's revenues of $26.1 million in the period May 14, 1998 to June 30, 1998.

      Cost of Sales. The cost of sales of $46.2 million attributable to Major Auto's operations for the three months ended June 30, 1999, is the significant component of the total cost of sales of $46.4 million for the period. In the comparable prior period, Major Auto's cost of sales aggregated $23.0 million from its acquisition on May 14, 1998 to June 30, 1998.

      Gross profit. Of the total gross profit of $8.1 million for the three months ended June 30, 1999, Major Auto generated almost $8.0 million. Gross profit as a percentage of sales for Major Auto during the 1999 period was 14.6%. Although there was no comparable amount for the second quarter of 1998, the gross profit percentage for Major Auto was 11.8% in the period May 14, 1998 to June 30, 1998. Management believes that the increase in gross profit percentage is primarily attributable to the increased volume of used vehicle sales as a percentage of total sales during the 1999 period as compared with each of the 1998 period.

      Operating expense. In the three months ended June 30, 1999, operating expenses increased approximately $ 4.5 million to almost $6.8 million, from $2.3 million. Almost all of this increase resulted from the acquisition of Major Auto. Operating expenses attributable to Major Auto aggregated $6.1 million in the second quarter of 1999 as compared to $1.8 million for the period May 14, 1998 to June 30, 1998.

      Interest expense. Interest expense had a net increase of $124,000 to $434,000 in the second quarter of 1999 from interest expense of $310,000 incurred in the comparable prior period. This is primarily related to the $106,000 increase incurred by Major Auto in its floor planning and acquisition financing.

      Discontinued operations. The Company experienced a loss from discontinued operations in the second quarter of 1999 of $(615,000) compared with an approximate break-even in discontinued operations in the comparable prior period. This is primarily the result of the Company's decision in the third quarter of 1997 to acquire the territorial and other rights and equipment of its existing Master Agents. Accordingly, the Company stopped selling to Master Agents during the third quarter of 1997 and has had no revenue from this source since then. Additionally, the Company has been seeking the appropriate economically viable means to divest itself of its non-automotive operations, including its telephony technology, IG-2 project and plastics operations. In order to do so at the maximum potential valuation, The costs incurred by the Company to maintain and enhance those facets of such operations in order to make them marketable are included in discontinued operations.

Assets, Liquidity and Capital Resources - June 30, 1999

      At June 30, 1999, total assets of the Company were $64.1 million, an increase of approximately $13.7 million from December 31, 1998. This increase is primarily related to the increase in Major Auto's accounts receivable of approximately $5.8 million, the increase in Major Auto's inventories of almost $1.0 million and a net increase in cash of approximately $5.1 million. The increase in accounts receivable and inventories is directly related to Major Auto's increased sales levels during the first half of 1999. The increase in cash is primarily attributable to the net proceeds from the private placement of the Company's common stock in June 1999. The net proceeds, after cash expenditures for fees, expenses and redemption of debentures, amounted to approximately $3.5 million. Additionally, Major Auto's cash increased to almost $2.0 million at June 30, 1999 compared with approximately $750,000 at December 31, 1998. Included in the Company's current assets is $6.3 million of net assets held for sale. This amount represents the total of assets less related liabilities from the Company's technology and plastics operations which the Company is seeking to divest in an economically productive manner.

      The net increase in the Company's cash of $5,096,629 for the six months ended June 30, 1999 was primarily attributable to $5,271,515 generated through its financing activities. This was the net effect of the net proceeds of $5,765,999 from a private placement of the Company's common stock in June 1999 and proceeds from the sale of $2,750,000 in 12% convertible debentures as offset by repayment of $2,337,500 of the debentures, payments of an aggregate of $775,793 of long-term and short-term debt and the purchase of treasury stock for $131,191.

      The Company believes that the cash generated from existing operations, together with existing cash, available credit from its current lenders, including banks and floor planning, will be sufficient to finance its current operations, planned expansion and internal growth for at least the next twenty-four months.

      On May 3, 1999 the Company announced the declaration of a stock dividend payable as one share of common stock for each two held. The dividend was paid on June 1, 1999 to shareholders of record as of May 18, 1999.

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

Item 2. Changes in Securities

      1. On June 24, 1999, Company entered into an agreement with three investors, pursuant to which the Company will have the right or obligation to sell, under certain circumstances, in a series of private placement transactions, up to $20.0 million of the Company's common stock (the "Common Stock") and warrants in three tranches. Pursuant to a Securities Purchase Agreement (the "Agreement"), the first tranche closed on June 24, 1999 and the Company sold an aggregate of 285,714 shares of common stock for an aggregate of $6,000,000 or $21 per share.

      Under the terms of the Agreement and the adjustable warrant issued in connection with the Agreement, the purchasers will be entitled to acquire additional shares exercisable at $.01 per share, pursuant to a "reset" formula which takes into account the market price of the Common Stock at future dates, commencing 40 trading days after the date on which the purchasers may resell the shares pursuant to a registration statement (the "Effectiveness Date"). The Company filed its Registration Statement on Form S-3 on August 2, 1999 (the "Registration Statement"). There are three reset periods for the adjustable warrant issued in connection with each tranche, covering 34%, 33% and 33%, respectively of the number of shares issued on the applicable tranche closing date. The first reset period is 40 trading days after the effective date of the Registration Statement. The second reset period is the 40 trading days beginning after the end of the first reset period. The third reset period is 40 trading days beginning after the end of the second reset period. The number of shares to be issued during each reset period is calculated by (a) multiplying the number of shares subject to price adjustment by (b) an amount equal to 115% of the applicable tranche purchase price less the reset price and dividing the result by the reset price. For each reset period, the reset price is the average of the lowest ten trading days' closing bid prices during the preceding 40 trading-day period. In the event that the reset price for any reset period is less than $14.00 per share (the "Floor Price") the adjustable warrant will vest with respect to shares up to the floor price (the "Initial Shares") and with respect to shares whose vesting would exceed the number of Initial Shares, the Company will have the option of paying cash in lieu of issuing such Initial Shares at the amount equal to the difference between the reset price and $14.00. The adjustable warrants will cease to vest in the event that, after the Effectiveness Date, the average market price of the Common Stock exceeds $31.50 over a specified period and under certain conditions.

      In addition, the Company issued warrants to the purchasers enabling them to purchase up to an aggregate of 285,714 shares of common stock at a purchase price of $23 per share, exercisable for a five-year period.

      The Company has agreed to pay certain expenses of the purchasers and an advisor to the purchasers incurred in connection with the private placement, not to exceed $65,000. A finder's fee of up to 5% of the purchase price, payable 2% in cash and 3% in Common Stock, of which at least $84,000 is payable in cash, is being paid to International Securities Corporation in connection with the transaction. The sale was effected to the purchasers in reliance upon exemptions provided under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D and Rule 506 promulgated thereunder.

      2. In April, 1999 the Company issued 985,225 shares of Common Stock to Harold and Bruce Bendell in exchange for their 250,000 shares of 1996 Major Series of Convertible Preferred Stock.

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

                                       FIDELITY HOLDINGS, INC.


Date: August 13, 1999                               /s/ Doron Cohen
                                                    ----------------------------
                                                    Doron Cohen, President