Form 10QSB
period 1999-09-30
FIDELITY HOLDINGS INC
filed 1999-11-15
CIK 1009779

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999 or

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ____________________

Commission File Number: 0-29182

                             FIDELITY HOLDINGS, INC.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

                 Nevada                                        11-3292094
                 ------                                        ----------
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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of the registrant's common stock outstanding as of November 12, 1999 was 15,738,936.

Part 1. FINANCIAL INFORMATION

            Item  1. Financial Statements

         FIDELITY HOLDINGS, INC AND SUBSIDIARIES CONSOLIDATED FINANCIAL
                   STATEMENTS, September 30, 1999 (UNAUDITED)

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                           SEPTEMBER 30,      DECEMBER 31,
                                                                1999              1998
ASSETS:                                                      Unaudited          Audited
                                                             ---------          -------
Current Assets:
    Cash and cash equivalents                              $  5,665,445      $    820,832
    Net investment in direct financing leases, current          394,857           498,418
    Accounts receivable                                       9,823,037         4,836,699
    Inventories                                              22,724,207        18,999,822
    Net assets held for sale                                  6,282,375         7,074,164
    Other current assets                                      2,812,318           444,797
                                                           ------------      ------------
        Total current assets                                 47,702,239        32,674,732
Net investment in direct financing leases,
   net of current portion                                       620,955           785,023
Property and equipment, net                                   4,948,837         4,782,794
Excess of costs over net assets acquired                     13,183,971        10,306,950
Notes receivable - officer                                      639,400           799,819
Other assets                                                    606,835            77,417
                                                           ------------      ------------
        Total assets                                       $ 67,702,237      $ 49,426,735
                                                           ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
     Notes payable - floor plan                            $ 21,758,507      $ 17,791,253
     Notes payable - bank                                            --           450,000
     Convertible debentures payable                                  --           600,000
     Accounts payable                                         7,028,131         2,299,306
     Accrued expenses                                         2,219,768         2,007,836
     Current maturities of long-term debt                       765,225           869,813
     Customer deposits                                        1,077,296           697,087
                                                           ------------      ------------
        Total current liabilities                            32,848,927        24,715,295
Long-term debt, less current maturities                       7,604,522         8,008,073
Due to employees                                                     --           249,851
Due to officer                                                1,018,581                --
                                                           ------------      ------------
        Total liabilities                                    41,472,030        32,973,219
                                                           ------------      ------------
Commitments
Stockholders' equity
     Preferred stock, $.01 par value;
      2,000,000 shares authorized, 900,000 and
      1,150,000 shares issued and outstanding                     9,000            11,500
      in 1999 and 1998
     Common stock, $.01 par value
      50,000,000 shares authorized, 14,533,936
      and 12,054,771 shares issued and
      outstanding in 1999 and 1998                              145,339           120,548
Additional paid in capital                                   24,523,912        14,759,617
Cumulative translation adjustment                                (4,324)           (4,977)
Retained earnings                                             1,753,067         1,566,828
Treasury stock, at cost; 70,281 shares
     and 0 shares in 1999 and 1998, respectively               (196,787)               --
                                                           ------------      ------------
        Total stockholders' equity                           26,230,207        16,453,516
                                                           ------------      ------------
        Total liabilities and stockholders' equity         $ 67,702,237      $ 49,426,735
                                                           ============      ============

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited

                                                              NINE MONTHS ENDED SEPT 30,            THREE MONTHS ENDED SEPT 30,
                                                               1999               1998               1999               1998
                                                               ----               ----               ----               ----
Revenues:
   Sales                                                  $ 151,287,991      $  63,427,183      $  51,014,918      $  36,939,944
   Cost of sales                                            127,860,092         54,323,663         42,693,826         31,296,696
                                                          -------------      -------------      -------------      -------------
      Gross profit                                           23,427,899          9,103,520          8,321,092          5,643,248

Operating expenses                                           19,410,329          6,914,769          7,047,100          4,424,251
Interest expense                                              1,284,591            653,444            406,703            317,292
                                                          -------------      -------------      -------------      -------------
      Operating income before income
      tax expense                                             2,732,979          1,535,307            867,289            901,705
Income tax expense                                              507,000            428,000            145,000            238,000
                                                          -------------      -------------      -------------      -------------
Income from continuing operations                             2,225,979          1,107,307            722,289            663,705
Income (loss) from discontinued operations                   (2,039,740)          (196,934)          (696,151)          (215,644)
                                                          -------------      -------------      -------------      -------------
Net income                                                $     186,239      $     910,373      $      26,138      $     448,061
                                                          =============      =============      =============      =============

Per common share:
   Net income from continuing operations:
       Basic                                              $        0.17      $        0.10      $        0.05      $        0.06
       Diluted                                                     0.13               0.07               0.04               0.05

   Net income (loss) from discontinued operations:
       Basic                                              $       (0.16)     $       (0.01)     $       (0.05)     $       (0.02)
       Diluted                                                    (0.12)             (0.01)             (0.04)             (0.02)

   Net income:
       Basic                                              $        0.01      $        0.09      $          --      $        0.04
       Diluted                                                     0.01               0.06                 --               0.03

   Average number of shares used in computation:
       Basic                                                 13,441,487         10,722,123         14,439,375         11,030,417
       Diluted                                               16,889,638         14,173,623         17,887,526         14,480,417

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                        NINE MONTHS ENDED SEPT 30,
                                                                        --------------------------
                                                                          1999             1998
                                                                          ----             ----
Cash flows from operating activities:
       Net income (loss)                                              $   186,239      $   910,373
Adjustments to reconcile net income
         to net cash (used in) provided by operating activities:
       Amortization of intangible assets                                  291,881          484,914
       Depreciation                                                       310,784          376,120
       Deferred income taxes                                                   --          428,000
       Noncash item-stock-based compensation                              475,534          126,007
(Increase) decrease in assets:
       Net investment in direct financing leases                          267,629         (548,763)
       Notes receivable                                                   160,419           (2,100)
       Accounts receivable                                             (4,986,338)       1,535,270
       Inventories                                                     (3,724,385)       5,815,999
       Other assets                                                    (1,722,919)        (690,155)
Increase (decrease) in liabilities:
       Accounts payable                                                 4,728,825       (2,001,303)
       Accrued expenses                                                   211,933               43
       Floor plan notes payable                                         3,967,254       (6,750,202)
       Deferred revenue                                                        --          (48,174)
       Customer deposits                                                  380,209         (530,318)
                                                                      -----------      -----------
           Net cash provided by (used in)
            operating activities                                          547,065         (894,289)
                                                                      -----------      -----------
Cash flows used in investing activities:
       Additions to property and equipment,                              (476,827)         228,102
       Acquisition of Major Auto Group net of cash
                 acquired                                                      --       (6,838,901)
                                                                      -----------      -----------
           Net cash used in investing activities                         (476,827)      (6,610,799)
                                                                      -----------      -----------
Cash flows from financing activities:
       Repurchase of common stock                                        (196,787)              --
       Line of credit                                                    (450,000)              --
       Net proceeds from stock issuance                                 5,765,999               --
       Payments of long-term debt                                        (757,990)              --
       Proceeds from convertible debentures                             2,750,000               --
       Proceeds from long term debt                                            --        8,374,716
       Payment of convertible debentures                               (2,337,500)              --
           Net cash provided by (used in)
                                                                      -----------      -----------
           financing activities                                         4,773,722        8,374,716
                                                                      -----------      -----------
Effect of exchange rates on cash                                              653               --
                                                                      -----------      -----------

Net increase (decrease) in cash and cash equivalents                    4,844,613          869,628
Cash and cash equivalents, beginning of period                            820,832          217,191
                                                                      -----------      -----------
Cash and cash equivalents, end of period                              $ 5,665,445      $ 1,086,819
                                                                      ===========      ===========

               Supplemental Disclosures Of Cash Flow Information:
                 Cash paid during the period for:
                    Interest                                          $ 1,284,591      $   653,444
                    Income taxes                                      $   851,037      $        --

                     FIDELITY HOLDINGS INC, AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

                               SEPTEMBER 30, 1999

      1. Basis of Presentation

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company's financial position and its results of operations and cash flows as of the dates and for the periods indicated.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited December 31, 1998 consolidated financial statements and related notes included in the Company's 10-KSB. The results of operations for the nine months and three months are not necessarily indicative of the operating results for the full year.

Amounts for the nine months and three months ended September 30, 1998 have been reclassified to conform with the September 30, 1999 presentation.

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

      The Company

      On May 14, 1998, the Company acquired, from a related party, the Major Automotive Group of dealerships ("Major Auto") and related real estate. In conformity with generally accepted accounting principles, the consolidated results of operations of the Company include the results from Major Auto only since the date of acquisition on May 14, 1998. Accordingly, while the results of operations for the three and nine-month periods ended September 30, 1999 include the results for Major Auto, only the results for the 1999 and 1998 three-month periods are comparable.

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

Results of Continuing Operations - Nine-Month Periods Ended September 30, 1999 and September 30, 1998

      Revenues. Revenues for the nine-month period ended September 30, 1999 increased approximately $ 87.9 million over the prior comparable period to $151.3 million. Such increase was almost solely attributable to the revenues of Major Auto, which were $ 150.7 million for the 1999 period as compared with Major Auto's revenues of $ 62.7 million in the period May 14, 1998 to September 30, 1998. A comparison of the average monthly revenue for Major Auto for the seven and one-half month period it was owned by the Company in 1998 with the average monthly revenue generated by Major Auto during the first nine months of 1999 shows an approximate 29% increase in 1999. Management believes that this increase in average monthly sales is primarily attributable to Major Auto's successful efforts in selling used vehicles at its expansive facility in Long Island City, New York. Average monthly used car sales revenues increased more than 45% in the 1999 period as Major Auto continues to set new volume records for itself almost every month. Major Auto's initiatives included extensive Internet promotions, local advertising in all media, intensive focus on customer service and the branding of its used car operation as "Major World." The results of this period are not necessarily indicative of the results for any future period or the full year of 1999.

      Cost of Sales. The cost of sales of $127.9 million is solely attributable to Major Auto's operations for the nine months ended September 30, 1999. In the 1998 period, Major Auto's cost of sales aggregated $54.3 million from its acquisition on May 14, 1998 to September 30, 1998.

      Gross profit. Of the total gross profit of $23.4 million for the nine months ended September 30, 1999, Major Auto generated approximately $22.8 million. Gross profit as a percentage of sales for Major Auto during the 1999 period was 15.1%. Although there was no comparable amount for the first nine months of 1998, the gross profit percentage for Major Auto was 13.8% in the period May 14, 1998 to September 30, 1998 and, also, 13.8% for the seven and one-half month period May 14, 1998 to December 31, 1998. For the retail automotive dealership industry, as a whole in 1999 to date, the average gross profit percentage is approximately 13%. Management believes that the increase in gross profit percentage for Major Auto and its favorable comparison to the industry is primarily attributable to the increased volume of used vehicle sales as a percentage of total sales during the first nine months of 1999, as compared with the 1998 period and the industry as a whole.

      Operating expense. In the nine months ended September 30, 1999, operating expenses increased approximately $12.5 million to $19.4 million from $6.9 million in the 1998 period. This increase is primarily attributable to Major Auto. Operating expenses of Major Auto increased approximately $11.9 million to an aggregate of $17.5 million in the first three quarters of 1999 from $5.6 million for the period May 14, 1998 to September 30, 1998.

      Interest expense. Interest expense had a net increase of $632,000 to approximately $1.3 million in the first nine months of 1999 from interest expense of $653,000 incurred in the 1998 period. This is primarily related to the floor plan interest of $520,000 and interest incurred in financing the acquisition of Major Auto amounting to $583,000 and, to a lesser extent, $118,000 of net interest primarily accrued on redeemed and converted debentures in the 1999 period.

      Discontinued operations. The Company experienced a loss from discontinued operations in the first three quarters of 1999 of approximately $(2,040,000) compared with a loss of $(197,000) in discontinued operations in the 1998 period. The Company has been seeking the appropriate economically viable means to divest itself of its non-automotive operations, including its telephony technology, IG2 project and plastics operations. In order to do so at the maximum potential valuation, the Company has continued to incur the costs necessary to maintain and enhance those facets of its business, including the regulatory and legal costs inherent in its obtaining approvals as a competitive local exchange carrier ("CLEC") in many jurisdictions, as well as the research and development costs in order to make the relevant products, services and operations marketable. All such costs are included in discontinued operations.

Results of Continuing Operations - Three-Month Periods Ended September 30, 1999 and September 30, 1998

      Revenues. Revenues for the three-month period ended September 30, 1999 increased approximately $14.1 million over the prior comparable period to $51.0 million. Such increase was almost solely attributable to the revenues of Major Auto, which were $51.0 million for the 1999 quarter as compared with the Major Auto's revenues of $36.6 million in the 1998 third quarter, an increase of 39.3%. This increase is primarily attributable to Major Auto's sales initiatives, which resulted in a change in product mix from new and used car sales to 40.7% and 54.5%, respectively, of total sales in the third quarter of 1999 from new and used car sales of 43.1% and 46.8%, respectively, of total sales in the 1998 comparable quarter. This shift in mix, helped produce a 28.5% increase in new car sales and a 58.5% increase in used cars sales in the 1999 period compared with the 1998 third quarter.

      Cost of Sales. The cost of sales of $42.7 million was solely attributable to Major Auto's operations for the three months ended September 30, 1999. In the comparable prior period, Major Auto's cost of sales aggregated $31.3 million.

      Gross profit. Major Auto generated approximately $7.9 million of the total gross profit of $8.3 million for the three months ended September 30, 1999, Gross profit as a percentage of sales for Major Auto during the 1999 period was 15.5%. In the third quarter of 1998, the gross profit percentage for Major Auto was 14.4%. Management believes that the increase in gross profit percentage is attributable to (1) the increased volume of used vehicle sales as a percentage of total sales during the 1999 period as compared with the 1998 period. and (2) an increase of 2.72% in gross profit percentage on used car sales from 15.13% in the 1998 third quarter to 17.85% in the 1999 period.

      Operating expense. In the three months ended September 30, 1999, operating expenses increased approximately $2.6 million to $7.0 million, from $4.4 million. Operating expenses attributable to Major Auto aggregated $5.0 million in the third quarter of 1999 as compared with $3.8 million for the comparable prior period.

      Interest expense. Interest expense had a net increase of $90,000 to $407,000 in the third quarter of 1999 from interest expense of $317,000 incurred in the comparable prior period. This is primarily related to the $57,000 increase incurred by Major Auto in its floor planning and acquisition financing.

      Discontinued operations. The Company experienced a loss from discontinued operations in the third quarter of 1999 of $(696,000) compared with a loss of $(215,000) in discontinued operations in the comparable prior period. This increase is primarily the result of the Company's continuing to expend the monies it considers necessary to maintain and enhance those facets of such operations, which include the Company's IG2 subsidiary, other telephony and technology operations, in order to make them marketable.

Assets, Liquidity and Capital Resources - September 30, 1999

      At September 30, 1999, total assets of the Company were $67.7 million, an increase of approximately $18.3 million from December 31, 1998. This increase is primarily related to the increase in Major Auto's accounts receivable of approximately $4.6 million, the increase in Major Auto's inventories of almost $3.7 million, increases in other assets and goodwill aggregating approximately $4.4 million and a net increase in the Company's cash of approximately $4.8 million. The increase in accounts receivable and inventories is directly related to Major Auto's increased sales levels during the first half of 1999. The increase in cash is primarily attributable to the net proceeds from the private placement of the Company's common stock and warrants in June 1999. The net proceeds, after cash expenditures for fees, expenses and redemption of debentures, amounted to approximately $3.5 million. Included in the Company's current assets is $6.3 million of net assets held for sale. This amount represents the total of assets less related liabilities from the Company's former Technology and Plastics Divisions, the operations of which the Company is seeking to divest in an economically productive manner.

      The net increase in the Company's cash of $4,844,613 for the nine months ended September 30, 1999 was primarily attributable to $4,773,722 generated through its financing activities. This was the net effect of the net proceeds of $5,765,999 from a private placement of the Company's common stock and warrants in June 1999 and proceeds from the sale of $2,750,000 in 12% convertible debentures as offset by repayment of $2,337,500 of the debentures, payments of an aggregate of $1,207,990 of long-term and short-term debt and the purchase of treasury stock for $196,787.

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

      None

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      On August 20, 1999, at the Company's Annual Meeting of Shareholders, the Company's shareholders approved the following proposals. Proxies were solicited by the Company pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended. As of July 23, 1999, the record date for the Annual Meeting, there were approximately 13,661,174 shares of common stock outstanding and entitled to vote, of which 13,251,478 shares of common stock were present in person or by proxy and voted at the meeting and 900,000 shares of 1997 Major Series of Convertible Preferred Stock outstanding and entitled to three votes per share, all of which were present in person or by proxy and voted at the meeting.

      1. Proposal to elect five directors of the Company, each to survive until the next Annual Meeting of Shareholders and until his successor is duly elected and qualified or until his earlier resignation or removal.

                                For        Abstain       Not Voted
                                ---        -------       ---------
Bruce Bendell                15,949,885     1,593         409,696
Doron Cohen                  15,949,885     1,593         409,696
David Edelstein              15,949,885     1,593         409,696
James Wallick                15,949,885     1,593         409,696
Jeffrey Weiner               15,949,885     1,593         409,696

      2. Proposal to ratify the selection of BDO Seidman, LLP as independent auditors for the Company for the fiscal year ending December 31, 1999.

      For ...................  15,948,387
      Against ...............       1,254
      Abstain ...............       1,270
      Not Voted .............     410,263

      3. Proposal to approve the Director's Proposal to Authorize the Fidelity Holdings, Inc. 1999 Employees Option Plan.

      For ...................  14,203,292
      Against ...............      49,619
      Abstain ...............       3,075
      Not Voted .............   2,105,188

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      Exhibit 27. Financial Data Schedule

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FIDELITY HOLDINGS, INC.


Date: November 12, 1999                                  /s/ Doron Cohen
                                                     ---------------------------
                                                     Doron Cohen, President