Form 10QSB/A
period 1999-09-30
FIDELITY HOLDINGS INC
filed 2000-02-25
CIK 1009779

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM 10-QSB/A-1

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

             Check whether the issuer (1) filed all reports required
          to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the
             registrant was required to file such reports), and (2)
       has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No[_]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [X] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

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

Part 1. FINANCIAL INFORMATION

      Item 1. Financial Statements

         FIDELITY HOLDINGS, INC AND SUBSIDIARIES CONSOLIDATED FINANCIAL
                   STATEMENTS, September 30, 1999 (UNAUDITED)

                                FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS

PART 1.   FINANCIAL INFORMATION
          Item 1. Financial Statements
                                                                                                REVISED                  REVISED
                                                                                              SEPTEMBER 30,            DECEMBER 31,
                                                                                                  1999                    1998
ASSETS:                                                                                        Unaudited                 Audited
                                                                                               ---------                 -------
Current Assets:
    Cash and cash equivalents                                                                $  5,852,544              $    977,134
    Net investment in direct financing leases, current                                          2,065,391                 2,168,952
    Accounts receivable                                                                        12,235,155                 7,118,717
    Inventories                                                                                22,817,831                19,061,666
    Other current assets                                                                        2,911,034                 1,510,545
                                                                                             ------------              ------------
        Total current assets                                                                   45,881,955                30,837,014
Net investment in direct financing leases,
   net of current portion                                                                         620,955                   785,023
Property and equipment, net                                                                     5,440,443                 5,352,406
Excess of costs over net assets acquired                                                       13,389,327                10,614,963
Notes receivable - officer                                                                        639,400                   799,819
Other assets                                                                                    2,654,674                 2,159,198
                                                                                             ------------              ------------
         Total assets                                                                        $ 68,626,754              $ 50,548,423
                                                                                             ============              ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
     Notes payable - floor plan                                                              $ 21,758,507              $ 17,791,253
     Notes payable - bank                                                                              --                   450,000
     Convertible debentures payable                                                                    --                   600,000
     Accounts payable                                                                           7,308,346                 2,584,189
     Accrued expenses                                                                           2,807,768                 2,809,714
     Current maturities of long-term debt                                                         765,225                   869,813
     Customer deposits                                                                          1,133,598                   732,014
                                                                                             ------------              ------------
           Total current liabilities                                                           33,773,444                25,836,983
Long-term debt, less current maturities                                                         7,604,522                 7,953,278
Due to employees                                                                                       --                   249,851
Due to officer                                                                                  1,018,581                    54,795
                                                                                             ------------              ------------
          Total liabilities                                                                    42,396,547                34,094,907
                                                                                             ------------              ------------
Commitments
Stockholders' equity
      Preferred stock, $.01 par value;
         2,000,000 shares authorized, 900,000 and
         1,150,000 shares issued and outstanding                                                    9,000                    11,500
         in 1999 and 1998
      Common stock, $.01 par value
          50,000,000 shares authorized, 14,533,936
          and 12,054,771 shares issued and
          outstanding in 1999 and 1998                                                            145,339                   120,548
Additional paid in capital                                                                     24,523,912                14,759,617
Cumulative translation adjustment                                                                  (4,324)                   (4,977)
Retained earnings                                                                               1,753,067                 1,566,828
Treasury stock, at cost; 70,281 shares
     and 0 shares in 1999 and 1998, respectively                                                 (196,787)                       --
                                                                                             ------------              ------------
            Total stockholders' equity                                                         26,230,207                16,453,516
                                                                                             ------------              ------------
            Total liabilities and stockholders' equity                                       $ 68,626,754              $ 50,548,423
                                                                                             ============              ============

                       FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                    REVISED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      Unaudited

                                                                    NINE MONTHS ENDED SEPT 30,         THREE MONTHS ENDED SEPT 30,
                                                                      1999             1998               1999               1998
                                                                      ----             ----               ----               ----
Revenues:
    Automotive division                                           $151,287,991      $ 63,427,183      $ 51,014,918      $ 36,939,944
    Computer products and telecommunications
                   equipment                                         1,035,766           887,031           224,414           313,798
                                                                  ------------      ------------      ------------      ------------
                   Total revenues                                  152,323,757        64,314,214        51,239,332        37,253,742
                                                                  ------------      ------------      ------------      ------------
Operating expenses:
    Cost of sales - automotive division                            127,860,092        54,323,663        42,693,826        31,296,696
    Cost of sales - computer products and
                    telecommunications equipment                       861,514        469,727.00           196,515        165,547.00
    Selling general and administrative
                    expense                                         21,624,321         7,529,007         7,771,150         4,788,146
Interest expense                                                     1,284,591           653,444           406,703           317,292
                                                                  ------------      ------------      ------------      ------------
         Operating income before income
                      tax expense                                      693,239         1,338,373           171,138           686,061
Income tax expense                                                     507,000           428,000           145,000           238,000
                                                                  ------------      ------------      ------------      ------------

Net income                                                        $    186,239      $    910,373      $     26,138      $    448,061
                                                                  ============      ============      ============      ============

Per common share:
         Basic                                                    $       0.01      $       0.09      $         --      $       0.04
         Diluted                                                          0.01              0.06                --              0.03
                                                                  ============      ============      ============      ============

Average number of shares used in computation:
         Basic                                                      13,441,487        10,722,123        14,439,375        11,030,417
         Diluted                                                    16,889,638        14,173,623        17,887,526        14,480,417

                                FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              UNAUDITED

                                                                                          REVISED
                                                                               NINE MONTHS ENDED SEPT 30,
                                                                               ----------------------------
                                                                               1999                    1998
                                                                               ----                    ----
Cash flows from operating activities:
       Net income (loss)                                                 $   186,239              $   910,373
Adjustments to reconcile net income
          to net cash (used in) provided by
          operating activities:
        Amortization of intangible assets                                    460,858                  484,914
        Depreciation                                                         449,370                  376,120
        Deferred income taxes                                                     --                  428,000
        Noncash item-stock-based compensation                                475,534                  126,007
(Increase) decrease in assets:
         Net investment in direct financing leases                           267,629                 (548,763)
         Notes receivable                                                    160,419                   (2,100)
         Accounts receivable                                              (5,116,438)               1,535,270
         Inventories                                                      (3,756,165)               5,815,999
         Other assets                                                     (1,798,932)                (690,155)
Increase (decrease) in liabilities:
          Accounts payable                                                 4,724,157               (2,001,303)
          Accrued expenses                                                   216,933                       43
          Floor plan notes payable                                         3,967,254               (6,750,202)
          Deferred revenue                                                        --                  (48,174)
          Customer deposits                                                  401,584                 (530,318)
                                                                         -----------              -----------
                Net cash provided by (used in)
                    operating activities                                     638,442                 (894,289)
                                                                         -----------              -----------
Cash flows used in investing activities:
           Additions to property and equipment,                             (537,407)                 228,102
           Acquisition of Major Auto Group net of cash
            acquired                                                              --               (6,838,901)
                                                                         -----------              -----------
                 Net cash used in investing activities                      (537,407)              (6,610,799)
                                                                         -----------              -----------
Cash flows from financing activities:
           Repurchase of common stock                                       (196,787)                      --
           Line of credit                                                   (450,000)                      --
           Net proceeds from stock issuance                                5,765,999                       --
           Payments of long-term debt                                       (757,990)                      --
           Proceeds from convertible debentures                            2,750,000                       --
           Proceeds from long term debt                                           --                8,374,716
           Payment of convertible debentures                              (2,337,500)                      --
                    Net cash provided by (used in)
                                                                         -----------              -----------
                     financing activities                                  4,773,722                8,374,716
                                                                         -----------              -----------
Effect of exchange rates on cash                                                 653                       --
                                                                         -----------              -----------

Net increase (decrease) in cash and cash equivalents                       4,875,410                  869,628
Cash and cash equivalents, beginning of period                               977,134                  217,191
                                                                         -----------              -----------
Cash and cash equivalents, end of period                                 $ 5,852,544              $ 1,086,819
                                                                         ===========              ===========

            Supplemental Disclosures Of Cash Flow Information:
               Cash paid during the period for:
                    Interest                                             $ 1,284,591              $   653,444
                    Income taxes                                         $   851,037              $         -

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

           Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

      The following management's discussion and analysis of financial condition and results of operations has been amended to reflect management's decision to continue the development of the Company's non-automotive operations which had previously been classified in its financial statements as discontinued operations for financial reporting purposes. See Item 5.

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

      The Company

      On May 14, 1998, the Company, a holding company involved in the acquisition and development of synergistic technological and telecommunications businesses and the regional consolidation of the retail automotive industry, acquired, from a related party, the Major Automotive Group of dealerships ("Major Auto") and related real estate. The Company operates in two divisions:
Automotive and Computer Products and Telecommunications. The Automotive Division consists of retail automotive dealerships, the Company's subsidiary Major Fleet and Leasing, Inc. ("Major Fleet") and any related entities. The Computer Products and Telecommunications Division is comprised of all non-automotive operations, including the Company's subsidiaries, Computer Business Sciences, Inc. and IG2, Inc.

      In conformity with generally accepted accounting principles, the consolidated results of operations of the Company include the results from Major Auto only since the date of acquisition on May 14, 1998. Accordingly, while the results of operations for the three and nine-month periods ended September 30, 1999 include the results for Major Auto, only the results for the 1999 and 1998 three-month periods are directly comparable.

Results of Operations -- Nine-Month Periods Ended September 30, 1999 and September 30, 1998

      Revenues. Revenues for the nine-month period ended September 30, 1999 increased to $152.3 million, or approximately $88.9 million, over the prior comparable period's revenues of $64.3 million. Such increase was almost solely attributable to the revenues of Major Auto, which were $150.7 million for the 1999 period as compared with Major Auto's revenues of $62.7 million in the period May 14, 1998 to September 30, 1998. A comparison of the average monthly revenue for Major Auto for the seven and one-half month period it was owned by the Company in 1998 with the average monthly revenue generated by Major Auto during the first nine months of 1999 shows an approximate 29% increase in 1999. Management believes that this increase in average monthly sales is primarily attributable to Major Auto's successful efforts in selling used vehicles at its expansive facility in Long Island City, New York. Average monthly used car sales revenues increased more than 45% in the 1999 period as Major Auto continues to set new volume records for itself almost every month. Major Auto's initiatives included extensive Internet promotions, local advertising in all media, intensive focus on customer service and the branding of its used car operation as "Major World." The results of this period are not necessarily indicative of the results for any future period or the full year of 1999.

      Cost of Sales. Of the total cost of sales of $128.7 million for the nine months ended September 30, 1999, $127.9 million is attributable to Major Auto's operations. In the 1998 period, Major Auto's cost of sales aggregated $54.3 million from its acquisition on May 14, 1998 to September 30, 1998.

      Gross profit. Of the total gross profit of $23.6 million for the nine months ended September 30, 1999, Major Auto generated approximately $22.8 million. Gross profit as a percentage of sales for Major Auto during the 1999 period was 15.1%. Although there was no comparable amount for the first nine months of 1998, the gross profit percentage for Major Auto was 13.8% in the period May 14, 1998 to September 30, 1998 and, also, 13.8% for the seven and one-half month period May 14, 1998 to December 31, 1998. For the retail automotive dealership industry, as a whole in 1999 to date, the average gross profit percentage is approximately 13%. Management believes that the increase in gross profit percentage for Major Auto and its favorable comparison to the industry is primarily attributable to the increased volume of used vehicle sales as a percentage of total sales during the first nine months of 1999, as compared with the 1998 period and the industry as a whole.

      Selling, general and administrative ("S G & A") expense. In the nine months ended September 30, 1999,S G &A expenses increased approximately $14.1 million to $21.6 million from $7.5 million in the 1998 period. This increase is primarily attributable to Major Auto. S G & A expenses of Major Auto increased approximately $11.9 million to an aggregate of $17.5 million in the first three quarters of 1999 from $5.6 million for the period May 14, 1998 to September 30, 1998. S G & A expenses of the Computer Products and Telecommunications division increased $1.6 million, or 260%, to $2.2 million in the 1999 period compared with approximately $600,000 in the comparable prior period. Such increase was substantially attributable to the development activities of IG2, Inc.

Interest expense. Interest expense had a net increase of $632,000 to almost $1.3 million in the first nine months of 1999 from interest expense of $653,000 incurred in the 1998 period. This is primarily related to the floor plan interest of $520,000 and interest incurred in financing the acquisition of Major Auto amounting to $583,000 and, to a lesser extent, $118,000 of net interest primarily accrued on redeemed and converted debentures in the 1999 period.

Results of Operations -- Three-Month Periods Ended September 30, 1999 and September 30, 1998

      Revenues. Revenues for the three-month period ended September 30, 1999 increased approximately $14.0 million over the prior comparable period to $51.2 million. Such increase was almost solely attributable to the revenues of Major Auto, which were $50.9 million for the 1999 quarter as compared with the Major Auto's revenues of $36.6 million in the 1998 third quarter, an increase of 39.2%. This increase is primarily attributable to Major Auto's sales initiatives, which resulted in a change in product mix from new and used car sales to 40.7% and 54.5%, respectively, of total sales in the third quarter of 1999 from new and used car sales of 43.1% and 46.8%, respectively, of total sales in the 1998 comparable quarter. This shift in mix, helped produce a 28.5% increase in new car sales and a 58.5% increase in used cars sales in the 1999 period compared with the 1998 third quarter.

      Cost of Sales. The cost of sales of $42.9 million was almost solely attributable to Major Auto's costs of $42.7 for the three months ended September 30, 1999. In the comparable prior period, Major Auto's cost of sales aggregated $31.3 million.

      Gross profit. Major Auto generated approximately $7.9 million of the total gross profit of $8.3 million for the three months ended September 30, 1999. Gross profit as a percentage of sales for Major Auto during the 1999 period was 15.5%. In the third quarter of 1998, the gross profit percentage for Major Auto was 14.4%. Management believes that the increase in gross profit percentage is attributable to (1) the increased volume of used vehicle sales as a percentage of total sales during the 1999 period as compared with the 1998 period, and (2) an increase of 2.72% in gross profit percentage on used car sales from 15.13% in the 1998 third quarter to 17.85% in the 1999 period.

      Selling, general and administrative ("S G & A") expense. In the three months ended September 30, 1999, S G & A expenses increased approximately $3.0 million to $7.8 million, from $4.8 million. S G & A expenses attributable to Major Auto aggregated almost $7.0 million in the third quarter of 1999 as compared with $3.8 million for the comparable prior period.

      Interest expense. Interest expense had a net increase of $90,000 to $407,000 in the third quarter of 1999 from interest expense of $317,000 incurred in the comparable prior period. This is primarily related to the $57,000 increase incurred by Major Auto in its floor planning and acquisition financing.

Assets, Liquidity and Capital Resources - September 30, 1999

      At September 30, 1999, total assets of the Company were $68.6 million, an increase of approximately $18.0 million from December 31, 1998. This increase is primarily related to the increase in Major Auto's accounts receivable of approximately $4.6 million, the increase in Major Auto's inventories of almost $3.7 million, increases in other assets and goodwill aggregating approximately $4.4 million and a net increase in the Company's cash of approximately $4.9 million. The increase in accounts receivable and inventories is directly related to Major Auto's increased sales levels during the first three quarters of 1999. The increase in cash is primarily attributable to the net proceeds from the sale of the Company's common stock and warrants in June 1999. The net proceeds, after cash expenditures for fees, expenses and redemption of debentures, amounted to approximately $3.5 million.

      The net increase in the Company's cash of $4,875,410 for the nine months ended September 30, 1999 was primarily attributable to $4,773,722 generated through its financing activities. This was the net effect of the net proceeds of $5,765,999 from a private placement of the Company's common stock and warrants in June 1999 and proceeds from the sale of $2,750,000 in 12% convertible debentures as offset by repayment of $2,337,500 of the debentures, payments of an aggregate of $1,207,990 of long-term and short-term debt and the purchase of treasury stock for $196,787.

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

                                   For         Abstain    Not Voted
                                ----------      -----      -------
Bruce Bendell                   15,949,885      1,593      409,696
Doron Cohen                     15,949,885      1,593      409,696
David Edelstein                 15,949,885      1,593      409,696
James Wallick                   15,949,885      1,593      409,696
Jeffrey Weiner                  15,949,885      1,593      409,696

2. Proposal to ratify the selection of BDO Seidman, LLP as independent auditors for the Company for the fiscal year ending December 31, 1999.

        For ................... 15,948,387
        Against ...............      1,254
        Abstain ...............      1,270
        Not Voted .............    410,263

      3. Proposal to approve the Director's Proposal to Authorize the Fidelity Holdings, Inc. 1999 Employees Option Plan.

        For ................... 14,203,292
        Against ...............     49,619
        Abstain ...............      3,075
        Not Voted .............  2,105,188

Item 5.  Other Information

      Reclassification of Financial Statements

      On February 7, 2000, the Company announced that its Board of Directors had determined to continue the development of the Company's non-automotive operations which had previously been classified in its financial statements as discontinued operations for financial reporting purposes. Pursuant to Emerging Issues Task Force ("EITF") 90-16: Accounting for Discontinued Operations Subsequently Retained, the Company is filing this amendment to its Form 10-QSB for the fiscal quarter ended September 30, 1999 to reflect the reclassification of its financial statements in connection with its decision to continue the Company's non-automotive operations.

Item 6. Exhibits and Reports on Form 8-K

      Exhibit 27. Financial Data Schedule

                                  SIGNATURES

      In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FIDELITY HOLDINGS, INC.

Date: February 25, 2000                      /s/ Doron Cohen
                                             ------------------
                                             Doron Cohen, President/CEO