Form 10KSB/A
period 1999-12-31
FIDELITY HOLDINGS INC
filed 2000-02-28
CIK 1009779

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 FORM 10-KSB/A-1
                                   (Mark One)

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

                             Fidelity Holdings, Inc.

                 (Name of Small Business Issuer in Its Charter)

                         Nevada                      11-3292094
                         ------                      ----------
              (State or Other Jurisdiction of     (I.R.S. Employer
               Incorporation or Organization)     Identification No.)

                       80-02 Kew Gardens Road, Suite 5000
                           Kew Gardens, New York 11415
               --------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

    Yes |X|  No |_|

        Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

      Issuer's revenues for its most recent fiscal year: $99,667,822.

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

Reclassification of Financial Statements

      On February 7, 2000, the Company announced that its Board of Directors had determined to continue the development of the Company's non-automotive operations which had previously been classified in its financial statements as discontinued operations for financial reporting purposes. Pursuant to Emerging Issues Task Force ("EITF") 90-16: Accounting for Discontinued Operations Subsequently Retained, the Company is filing this amendment to its Form 10-KSB for the fiscal year ended December 31, 1998 to reflect the reclassification of its financial statements in connection with its decision to continue the Company's non-automotive operations.

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

      In December 1998, the Company announced its intention to explore the possible divestiture of its non-automotive activities, specifically, its Technology Division, by way of sale, merger, consolidation or otherwise. On February 7, 2000, the Company announced that its Board of Directors had determined to continue the development of the Company's non- automotive operations which had previously been classified in its financial statements as discontinued operations for financial reporting purposes.

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

      The following table sets forth information regarding vehicle sales by franchised new vehicle dealerships for the periods indicated:

                UNITED STATES FRANCHISED DEALER'S VEHICLES SALES

                                       1993       1994       1995       1996       1997       1998
                                     -------    -------    -------    -------    -------    -------
                                                (Units in millions; dollars in billions)
New vehicle unit sales                  13.9       15.1       14.8       15.1       15.1       16.2
New vehicle sales revenue(1)         $ 253.0    $ 290.0    $   303    $ 328.0    $ 338.2    $ 383.0
Used vehicle unit sales-retail           9.9       10.9       11.4       11.9       12.0       12.2
Used vehicle retail sales revenue    $  90.4    $ 111.0    $ 126.0    $ 137.0    $ 145.2    $ 153.0
Used vehicle unit sales-wholesale        6.4        6.8        7.0        7.2        7.1        7.1
Used vehicle wholesale sales
revenue                              $  24.0    $  27.7    $  30.3    $  33.4    $  34.6    $  35.7

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

      To reduce the costs of owning a new vehicle, automobile manufacturers in recent years have offered favorable short- term lease terms. This has attracted consumers to short-term leases and has resulted in consumers returning to the new vehicle market sooner than if they had purchased a new vehicle with longer-term financing. In addition, this has provided new car dealerships with a continuing source of off-lease vehicles and has also enabled dealerships' parts and service departments to provide repair service under factory warranty for the lease term.

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

      Internet Sales and Other Technology. Major Auto believes that it has achieved a competitive advantage through the use of technology. Major Auto was one of the first dealership groups to provide its customers with a 1-800 telephone number and price quotations via facsimile. During the past several years, Major Auto has increased its revenue to a present level of more than $1 million each month from its Internet website, www.majorworld.com and other electronic media such as Bloomberg. Major Auto presently enables its customers to obtain credit approvals over the telephone via its proprietary Talkie-AutoCom, a customized application of the Company's "Talkie" telephone interactive voice response system (see "Computer Telephony and Telecommunications Division -- Talkie"), that operates 24 hours per day, seven days per week and in nine different languages. Major Auto is presently expanding its use of Talkie-AutoCom to permit customers to obtain answers to the most frequently asked questions, obtain price quotes, place orders, schedule and confirm service appointments, obtain directions to the dealership and request faxes of product and price information. Major Auto is also intending to expand its use of Talkie-

AutoCom to call its customers automatically to notify them of required maintenance, sales and promotions and to solicit customer satisfaction information. In addition, Major Auto intends to explore new ways to use technology to provide better customer service. Major Auto has developed and is in the process of beta-testing an Internet-based marketing system called MajorAuction.com to provide electronically, visual and textual information regarding vehicles sold by Major Auto and enable customers to: (i) purchase a new or used vehicle on-line; (ii) participate in a real-time auction for a specific vehicle; and (iii) arrange for the related financing.

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

    In February 1999, the Company signed a contract to acquire, for $800,000, subject to certain adjustments, in cash ($300,000) and stock ($500,000), Compass Lincoln-Mercury and Compass Dodge (collectively, "Compass"), both of which are based in Essex County, New Jersey. This acquisition will enable the Company to enter the Northern New Jersey market and thus expand Major Auto's regional presence in the retail automobile sales industry in keeping with one of the Company's key corporate objectives. It is also expected that after the acquisition of Compass, Arthur Picon, currently President of the two dealerships, will remain with the Company. It is expected that, with the more than thirty years experience Mr. Picon has in the area, and with the resources of Major Auto, he will be helpful in expanding its operations. The Company is planning to change the name of these dealerships to Major Lincoln-Mercury and Major Dodge. It will then utilize its "Major World" brand of marketing at these two dealerships. This transaction was consummated in September 1999.

Technology Division

      In December 1998, the Company announced its intention to explore the possible divestiture of its non-automotive activities, specifically, its Technology Division, by way of sale, merger, consolidation or otherwise. On February 7, 2000, the Company announced that its Board of Directors had determined to continue the development of the Company's non- automotive operations which had previously been classified in its financial statements as discontinued operations for financial reporting purposes.

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

    Talkie

    "Talkie" is the trademark for, and the name used by the Company to describe, the technology relating to the Company's telephonic and interactive voice response software applications. The Company has three products that use Talkie technology. The first product, the "Talkie Power Web Line Machine," is a computer based telephone "switch" that enables small or start- up telephone companies to purchase blocks of international telephone calling time from suppliers such as AT&T and MCI and resell the time in smaller units to callers at discounted rates. The second product is a group of related telephonic and interactive voice response software programs, such as voice-mail, automatic receptionist, automated order entry, conference calling and faxing. The third product, called "Talkie-Globe," is an international call-back, debit card and long-distance reselling system.

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

    The master agent generated revenues by selling the available telephone time generated by the Talkie Power Web Line Machine to callers in the foreign country. There were two elements to the master agent's cost of carrying a call from the foreign country to the desired destination: the cost of the dedicated telephone line from the Talkie Power Web Line Machine to the foreign country (which is typically a fixed monthly cost) and the cost of the call directed from the Talkie Power Web Line Machine to the desired destination (which is based upon United States calling rates). The master agent charged the caller in the foreign country a markup over the cost of the call to the desired destination. The cost to the caller is considerably lower than the alternative of placing the same call through the caller's own local telephone system which, in many cases, is a state- owned monopoly. The experience of the Company's master agents, generally, was a very substantial reduction in per minute call costs. The Company's billing records indicate that the reduction in most cases is a factor of 15, that is, the country-to- country portion of an international call normally costing $0.75 per minute, costs $0.05 per minute when placed through the Talkie Power Web Line Machine. Once the master agent arranged for a certain monthly volume of calls from a given foreign country, the master agent recouped the cost of the dedicated telephone line to that foreign country and thereafter generated profits.

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

    It is the Company's intention to reacquire the territorial rights and Talkie Power Line Web Machines from its other master agents in exchange for shares of Common Stock at fair value. The Company has reached tentative agreement with each such agent and is presently negotiating definitive memoranda of understanding. The Company concluded its arrangements with Nissko in December 1999.

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

    Marketing and Sales

    Historically, the Company's strategy with respect to the Talkie Power Web Line Machine has been threefold. First, it sold additional machines through its existing master agents as they expanded their businesses by providing telephone service to additional foreign markets. Second, as demand for the machines increased, it intended to add additional master agents and/or replace any existing master agents who were not complying with their master agent agreements and to enter into strategic partnerships with such new and replacement master agents that would permit the Company to share in the revenue generated by the master agents' sale of telephone time. Third, it intended continually to adapt advancing computer and telecommunications technology to improve and customize the performance of the machines. Currently, the Company is in the process of acquiring the territorial rights and equipment from its master agents and intends to operate its Talkie Power Web Line Machines on its own behalf in preparation for these activities to be divested. The Company consummated such arrangements with Nissko in December 1999 and anticipates consummating all other such arrangements in the first quarter of 2000.

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

Plastics and Utility Products Operations

    The Company, through its subsidiary Premo-Plast, Inc. ("Premo-Plast"), is currently: (i) prototyping and tooling for a line of spa and bath fixtures for use in whirlpool baths, spas, tubs and swimming pools and (ii) seeking ways to exploit its proprietary armored conduit system for use by utility companies.

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

    The Company has acquired the rights to a proprietary plumbing fixture installation method and has designed and developed a line of fixtures that enable installation in a whirlpool bath, spa or tub in significantly less time than is normally required to install such fixtures. One person, working from inside the whirlpool bath, spa or tub, drills the pilot hole and final- size hole. Next, a rubber grommet is placed in the hole. A grommet resembles a small donut with flanges around the inside and outside; the flanges on the grommet are placed into contact with the drilled hole. Next, the worker presses the fixture into the grommeted hole, which can be done from either the inside or the outside of the whirlpool bath, spa or tub. The barrel of the fixture expands the sides of the grommet against the sides of the hole, sealing the hole (by contrast to the traditional fixture, the seal takes place at the sides, not the front and back, so no sealant is required). The barrel is ribbed to prevent the fixture from being pushed back inside the whirlpool bath, spa or tub. Because there are relatively few steps involved in the Company's installation method, there is less risk of error. In addition, because no silicone sealant is used, the fixture does not need to set in place, which permits immediate use and minimizes the risk of leaks.

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

    Status of Development of Spa Fixtures

      Since its acquisition of the technology relating to the fixture installation method, the Company has further developed that technology and has designed and produced working prototypes of the various fixtures for use in connection with such method. The Company has completed basic testing on the prototype fixtures and installation method. In addition, the Company has finalized a limited number of components and beta testing has been completed. Production tooling has begun and, given the availability of funding, it is anticipated that commercial sales of Maxflo's spa and bath fixtures could commence by the second quarter 2000.

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

    The Company has been engaged in limited research and development activities relating to the armored conduit, and expects, given the availability of funding, to continue these activities.

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

Recent Developments

    In January 1999 the Company and CBS entered into a Securities Purchase Agreement with certain purchasers named therein (the "Purchasers"), pursuant to which the Company and CBS agreed to sell up to 2,750 Units (the "Units"), each Unit consisting of (a) in the first tranche, (i) a 12% Convertible Debenture of the Company in the principal amount of One Thousand Dollars ($1,000) of the Company (the "Debentures"), convertible on certain terms and conditions into shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), (ii) 36.3636 shares of Common Stock, (iii) warrants (the "Warrants") to acquire 83.3333 shares of Common Stock and (iv) warrants (the "CBS Warrants") to acquire 25.4545 shares of common stock, par value $0.01 per share, of CBS (the "CBS Shares"), and (b), in the second tranche, (i) a Debenture in the principal amount of One Thousand Five Hundred Sixty-Three and 64/100 Dollars ($1,563.64) and (ii) Warrants to acquire 130.3030 shares of Common Stock and (c) in the third tranche, (i) Debentures in an aggregate principal amount of One Thousand Five Hundred Sixty-Three and 64/100 Dollars ($1,563.64) and (ii) Warrants to purchase 130.3030 shares of Common Stock. The shares of Common Stock issuable upon conversion of or otherwise pursuant to the Debentures are referred to herein as the "Conversion Shares" and the shares of Common Stock issuable upon exercise of or otherwise pursuant to the Warrants are referred to herein as the "Warrant Shares." The Company closed on the first tranche of $2.75 million and issued to the Purchasers, in the aggregate, Debentures in the face amount of $2.75 million, 100,000 shares of Common Stock, Warrants to acquire 229,167 shares of Common Stock and CBS Warrants to acquire 70,000 CBS Shares. Consummation of the second and third tranches is conditioned upon, among other things, achievement by the Company and CBS of certain mutually agreeable milestones and under certain conditions, approval by the shareholders of Fidelity.The Debentures are convertible into Common Stock of the Company at any time after the date of issue (subject to certain volume limitations). Upon conversion, holders will be entitled to receive a number of shares of Common Stock determined by dividing the outstanding principal amount of the Debentures by a conversion price equal to the lesser of 90% of the average closing bid prices for the Common Stock during a defined period prior to conversion, and $4.20 (but in no event less than $3.00, and subject to adjustment upon the occurrence of certain dilutive events). The Warrants are exercisable for shares of Common Stock of the Company. Upon exercise, holders will be entitled to receive shares of Common Stock for an exercise price of $4.20 per share. The Warrants will expire on January 25, 2004. The CBS Warrants are exercisable for shares of Common Stock of CBS. Upon exercise, holders will be entitled to receive shares of Common Stock for an exercise price of $0.001 per share. The CBS Warrants will expire on January 25, 2004.In connection with this transaction, the Company also entered into a Registration Rights Agreement with the Purchasers under which the Company is required to file a registration statement on Form S-3 by March 11, 1999, subject to certain specified exceptions, which have been met, covering resales of the Conversion Shares and the Warrant Shares (the "Resale Registration Statement"). Under the Registration Rights Agreement, the Company may be required to make certain payments to holders of the Debentures as partial damages if, among other things, the Resale Registration Statement has not been declared effective by the Securities and Exchange Commission on or before July 9, 1999, subject to certain specified exceptions. In connection with the placement of the Debentures, the Company paid to Zanett Securities Corporation, the placement agent for the transaction (the "Placement Agent") a fee and non-accountable expense allowance of 6.9%, and the Company also issued to the Placement Agent, and its assignees, 50,000 shares of the Company's Common Stock, 30,000 shares of CBS Common Stock and warrants to purchase an aggregate of 114,583 shares of Common Stock at an exercise price equal to $4.20 per share. All such Debentures were redeemed in June 1999. See below. See also "Management's Discussion and Analysis of Financial Condition."

On June 24, 1999, Fidelity Holdings, Inc. (the "Company") entered into an agreement with three investors, pursuant to which the Company has the right or obligation to sell, under certain circumstances, in a series of private placement transactions, up to $20.0 million of the Company's common stock (the "Common Stock") and warrants in three tranches. Pursuant to a series of Securities Purchase Agreements (the "Agreements"), the first tranche closed on June 24, 1999 and the Company sold an aggregate of 285,714 shares of common stock for an aggregate of $6,000,000 or $21 per share. On December 8, 1999, a portion representing three-sevenths of the second tranche closed and the Company sold an aggregate of 176,472 shares of common stock for an aggregate of $3,000,000 or $17 per share. On February 8, 2000, a portion representing four-sevenths of the second tranche closed and the Company sold an aggregate of 266,667 shares of common stock for an aggregate of $4,000,000 or $15 per share. Shares issued upon closing of subsequent tranches, if any, will be priced at 105% of the average closing bid price of the Common Stock for the five trading days preceding the applicable closing date. Under the terms of the Agreement and the adjustable warrant issued in connection with the Agreement, the purchasers will be entitled to acquire additional shares exercisable at $.01 per share, pursuant to a "reset" formula which takes into account the market price of the Common Stock at future dates, commencing 40 trading days after the date on which the purchasers may resell the shares pursuant to a registration statement. In addition, the Company issued warrants to the purchasers enabling them to purchase up to an aggregate 285,714 shares of common stock at a purchase price of $23 per share, 176,472 shares of common stock at a purchase price of $17.25 per share, and 266,667 shares of common stock at a purchase price of $16.00 per share, exercisable for a five-year period. If specified closing conditions are satisfied, the Company and the purchasers will be entitled upon satisfaction of certain milestones to be established with respect to tranche three, to effect three investments during applicable periods ending 100 trading days after the expiration date for adjustable warrants issued in the preceding tranche. The amount of the investment in tranche three would be $7 million. The Company has entered into a Registration Rights Agreement with the purchasers requiring the Company to register shares purchased by the purchasers pursuant to the Agreement under the Securities Act of 1933, as amended, as well as the shares issuable pursuant to the exercise of the warrants issued to the purchasers. The Registration Rights Agreement contains provisions for the payment of certain liquidated damages by the Company in the event of failure to comply with certain of its terms. The Company has agreed to pay legal expenses of the purchasers incurred in connection with the private placement, not to exceed $20,000 with respect to each bringdown. A finder's fee of up to 5% of the purchase price, payable 2.5% in cash and 2.5% in Common Stock is being paid to International Securities Corporation in connection with the transaction. The sale was effected to the purchasers in reliance upon exemptions provided under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D and Rule 506 promulgated thereunder. The Company has granted a right of first refusal in favor of the purchasers with respect to below-market, non-public issuances of its securities during the period which commenced on December 8, 1999. Securities not subject to the right of first refusal include securities issued under the Company's stock option plans, shares issued upon exercise of currently outstanding warrants and securities issued in connection with strategic transactions involving the Company or in connection with certain commercial financings. The right of first refusal shall expire with respect to any purchaser who ceases to own at least 20% of the Common Stock issued on December 8, 1999 and the Common Stock issuable upon exercise of the warrants purchased by it. The Company used the net proceeds from the Offering to redeem 85% of its outstanding $2,750,000 principal amount of 12% convertible subordinated term debentures issued in January 1999 and intends to use the balance for developmental activities in its telecommunications and plastics divisions, and also for working capital purposes of the Company and its subsidiaries, including the possible acquisition of additional car dealerships.
Item 2. Description of Property.

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

Quarter Ended          High Bid       Low Bid
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

Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations

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

      The Company

      On May 14, 1998, the Company, a holding company whose primary purpose is the acquisition and development of synergistic technological and telecommunications businesses and the regional consolidation of the retail automotive industry, acquired, from a related party, the Major Automotive Group of dealerships ("Major Auto") and related real estate for approximately $14 million in cash and stock.

      As a result of the acquisition of Major Auto, which, together with the Company's automotive leasing subsidiary, Major Fleet and Leasing, Inc. ("Major Fleet"), represent the Automotive Division of the Company, the Company is now one of the largest volume retailers in New York City of new and used vehicles. Major Auto currently maintains the following dealerships, all of which are located in Queens, New York: (i) Chevrolet; (ii) Chrysler and Plymouth; (iii) Dodge; (iv) Jeep; and (v) Subaru. The acquisition was accounted for as a purchase. Accordingly, the consolidated results of operations of the Company include the results from Major Auto only since the date of acquisition on May 14, 1998. Such results are not necessarily indicative of the results for a full year.

Results of Operations - Year Ended December 31, 1998 and Year Ended December 31, 1997

      Revenues. Revenue for the year 1998 resulted in a net increase of $95,805,538 or 2,480% to $99,667,822. Revenue for the year 1997 was $3,862,284.
The sources for such increase (decrease) were:

      Automotive Division (including Leasing)..................$97,625,937
      Computer Telephony and Telecommunications ...............$(1,820,399)

      The increase in the Automotive Division's revenues was almost solely attributable to the sales generated by Major Auto which were $97,587,000 for the period from May 14, 1998 (date of acquisition to December 31, 1998. Revenues for Major Fleet increased $39,418(4.1%) to $$992,451 in 1998 from $992,451 in 1997.

      The decline of 62.6% in revenues in the Computer Telephony and Telecommunications Division to $1,088,852 in 1998 from $2,909,251 is primarily result of a decision made in the third quarter of 1997 to operate Talkie Power Web Line machines for itself. Consequently, at that time, the Company stopped the sale of such machines to master agents.

      Cost of Sales. The Automotive Division's cost of sales in 1998 of $84.1 million is attributable to Major Auto's operations since its acquisition on May 14, 1998. There is no comparable amount for the prior year.

      Cost of sales for 1998 which related to the Computer Telephony and Telecommunications division, was $706,607 compared with $823,397 in the 1997 period. This is a decrease of $(116,790) or 14.2% and is consistent with the change in operational direction of this division.

      Gross profit. Gross profit showed a net increase of $11.8 million, or 388%, to $14.8 million for 1998 compared with $3,038,887 for 1997. This increase is substantially attributable to the Automotive Division operations and particularly to Major Auto, the gross profit of which was $13.5 million since its acquisition on May 14, 1998. Gross profit as a percentage of sales for Major Auto in 1998 was 13.8%. Management of the Company believes that Major Auto's profitability during 1998 was enhanced as a result of a strike by the employees of General Motors Corporation (the "GM strike") which took place near the time that Major Auto was acquired by the Company. The Company believes that because Major Auto's Chevrolet dealership had a substantial inventory of new cars at that time while there was generally a shortage of such cars elsewhere, the Company was able to realize greater gross margins than it otherwise would have in a more competitive situation. Additionally, the Company believes that in instances where customers at its Chevrolet dealership were resistant to the price level at that time, Major Auto was able to direct such customers to its other dealerships where prices for similar vehicles were more competitive, thus increasing overall sales. It should also be noted that the acquisition of Major Auto took place at a time during the year where automotive vehicle sales generally rise and after the winter months when such sales generally decrease. For all of these reasons, the results for the period May 14, 1998 (date of acquisition) to December 31, 1998 are not necessarily indicative of the results for a full year or for any future period within a year. Almost $1 million of the gross profit of the Automotive Division is attributable to Leasing operations.

      Gross profit for the Computer Telephony and Telecommunications division in 1997 was $382,245, which represented a decrease of $1,703,609 or (81.6%) from the prior year's gross profit of $2,085,854. Additionally, gross profit as a percentage of the related revenue increased to 35.1% in 1998 from the 71.7% gross profit percentage in 1997. Both the dollar decrease and the gross profit percentage of revenues decreases are consistent with the decreased sales levels.

      Selling general and administrative ("SG&A") expense. In 1998, SG&A expenses had a net increase of approximately $10.5 million, or 442%, to $12.9 million from $2.4 million in 1997, almost all as a result of the acquisition of Major Auto on May 14, 1998. SG&A expenses attributable to Major Auto since that date aggregated $10.9 million and were partially offset by other SG&A expense decreases totaling $400,000.

      Interest expense. Interest expense had a net increase of $722,350, or almost 600%, to $843,355 in 1998 from interest expense of $121,005 incurred in 1997. This increase is primarily related to the floor plan interest of $203,998 and interest incurred in financing the acquisition of Major Auto amounting to $473,429 and, to a lesser extent, $43,806 of interest accrued on outstanding debentures.

      Results of Operations - Year Ended December 31, 1997 and Year Ended December 31, 1996

      Revenues. Revenue for the year 1997 resulted in a net increase of $427,809 or 12.5% to $3,862,284. Revenue for the year 1996 was $3,434,475. The sources for such increase (decrease) were:

      Computer Telephony and Telecommunications .............  $(266,277)
      Leasing .................................................$ 694,086

      The 1997 amounts reflect a full year of operations for both divisions, whereas in 1996 the Computer Telephony and Telecommunications division only began operations during the second quarter and the Leasing operations were not acquired until the beginning of the fourth quarter. Also, it should be noted that, during the third quarter, as a result of a decision to operate Talkie Power Web Line machines for itself, the Company stopped the sale of such machines to master agents.

      Cost of sales. Cost of sales for 1997, all of which relates to the Computer Telephony and Telecommunications division, was $823,397 compared with $965,792 in the 1996 period. This is a decrease of $(142,395) or 14.7% and is consistent with the change in operational direction of this division.

      Gross profit. Gross profit for the Computer Telephony and Telecommunications division in 1997 was $2,085,854, which represented a decrease of $123,882, or 6% from the prior year's gross profit of $2,209,736. Additionally, gross profit as a percentage of the related revenue increased to 71.7% in 1997 over the 69.6% gross profit percentage in 1996. Both the dollar decrease and the gross profit percentage of revenues increases are consistent with the decreased sales and increased operating efficiencies.

      SG&A Expense. SG&A expenses increased a total of $790,023 to $1,916,924 in 1997 from $1,126,901 in 1996. Of this increase, $165,035 relates to the Computer Telephony and Telecommunications division and $624,988 is from the Leasing operations. Operating expenses for the Computer Telephony and Telecommunications division increased from $935,529 for 1996 (this division commenced operations in the second quarter of 1996) to $1,100,564 for 1997, a 17.6% increase. This increase is reflective of an almost full level of normal activity in 1997 compared with the start-up activities in 1996. The increase in SG&A expense for the Leasing division in 1997 is the result of a full year of activity in this division which was not acquired until the fourth quarter of 1996.

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

Assets, Liquidity and Capital Resources - December 31, 1998

      Primarily as a result of the acquisition of Major Auto, the Company's total assets increased to approximately $50.5 million at December 31, 1998 from approximately $9.4 million at December 31, 1997. For the same reason, stockholders' equity increased to approximately $16.5 million from $6.5 million at December 31, 1997.

      The Company's primary source of liquidity for the year ended December 31, 1998 was $2,259,858 from its net income of $528,140, as adjusted by non-cash charges which aggregated $1,731,718. This net increase in cash from income was increased by the effect of:

      (a) a net decrease in assets of $735,161 (primarily from the decreases in Major Auto's inventory since its (a) acquisition on May 14, 1998 of $1,698,176 and other assets of $414,668, partially offset by an increase in Major Auto's accounts receivable of $767,119 and Major Fleet's increase in financing leases of $622,294; and

      (b) the net increase in liabilities, primarily related to an increase in due to affiliates of $802,859 and a net increase (b0 in accounts payable and accrued expenses of $198,648.

      The decrease in inventories cited in (a) above, is primarily due to the relatively high levels of inventory being maintained by Major Auto at the time of its acquisition by the Company which was immediately prior to the GM strike. As discussed above under "Gross profit," this inventory was subsequently sold and inventory was allowed to return to more normal levels.

      The Company's investing activities had a net use of cash of $(1,080,126). The most significant component of this use was the acquisition of Major Auto, which used cash, net of cash acquired in the transaction of $(1,018,432). Additionally, cash of $(2,112,246) was used in financing activities, principally to pay down Major Auto's floor plan notes. The reduction of such notes of a net $(2,892,917) is related to the decrease in inventory. This use of cash in financing activities was partially offset by (1) the proceeds of $600,000 from the sale of convertible, subordinated debentures to a limited number of accredited investors; (2) net proceeds from long-term debt of $429,599; and (3) an increase in lines of credit of $300,000.

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

                                         PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

      The names, ages and principal occupations of the Directors and Executive Officers of the Company are as follows:

Name                   Age     Position, Term In Office
----                   ---     -------------------------
Bruce Bendell          44      Chairman of the Board and Chief Executive Officer
Doron Cohen            42      President, Treasurer and a Director
David Edelstein        45      Director
Richard L. Feinstein   55      Chief Financial Officer
James Wallick          48      Director
Jeffrey Weiner         41      Director

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

Aggregated Option Exercises and Fiscal Year-End Option Value Table

      No stock options were exercised during the fiscal year ended December 31, 1997 by any of the executive officers named in the Summary Compensation Table. The value of unexercised options held by any such persons as of December 31, 1998 was as follows for Bruce Bendell (the only such option holder):

    Total number of shares underlying unexercise   50,000
    Exercisable options                            50,000
    Unexercisable options                          - 0 -
    Value of in-the-money options                $162,500(1)

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

                                         PART IV

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit
Number      Description                                                     Page
-------     -----------                                                     ----

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

4.9**       Form of Registration Rights Agreement between the Company,
            Castle Trust and Management Services Limited and Bruce
            Bendell.                                                        N/A

4.10**      Form of the Company's 10% Convertible Subordinated
            Debenture due 1999.                                              N/A

4.11****    Certificate of Designation for the Company's 1997-MAJOR
            series of Convertible Preferred Stock.                          N/A

4.11******  Form of Warrant N/A

4.12******  Form of CBS Warrant                                             N/A

4.13******  Form of Debenture                                               N/A

4.14******* Form of Closing Warrant                                         N/A

4.15******* Form of Adjustable Warrant                                      N/A

4.16********Form of Closing Warrant                                         N/A

4.17********Form of Adjustable Warrant                                      N/A

4.18********Form of Closing Warrant                                         N/A

4.19********Form of Adjustable Warrant                                      N/A

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

10.18(iv)*** Amendment to Plan and Agreement of Merger, dated March 20,
            1998, between Fidelity Holdings, Inc., Major Automotive
            Group, Inc., Major Acquisition Corp., and Bruce Bendell.        N/A

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

10.50**     Management Agreement, dated August 23, 1996,
            between Major Fleet, Bruce Bendell anf Harold Bendell           N/A

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

10.63******* Letter Agreement, dated as of June 24,1999, by and among
            Fidelity Holdings, Inc. and Strong River Investments, Inc.,
            Bay Harbor Investments, Inc. and Augusta Street LLC.             NA

10.64******* Securities Purchase Agreement dated as of June 24,1999, by and among Fidelity Holdings, Inc. and Strong River Investments,
            Inc., Bay Harbor Investments, Inc. and Augusta Street LLC.       NA

10.65******* Registration Rights Agreement dated as of June 24,1999, by and among Fidelity Holdings, Inc. and Strong River Investments,
            Inc., Bay Harbor Investments, Inc. and Augusta Street LLC.       NA

10.66******** Securities Purchase Agreement dated as of December 8,1999, by and among Fidelity Holdings, Inc. and Strong River Investments,
            Inc., Montrose Investments Ltd. and Augusta Street LLC.          NA

10.67********* Registration Rights Agreement dated as of December 8,1999, by and among Fidelity Holdings, Inc. and Strong River Investments,
             Inc., Montrose Investments Ltd. and Augusta Street LLC.         NA

10.68********* Securities Purchase Agreement dated as of February 8, 2000, by and among Fidelity Holdings, Inc. and Strong River Investments,
             Inc., Montrose Investments Ltd. and Augusta Street LLC.         NA

10.69********* Registration Rights Agreement dated as of February 8, 2000, by and among Fidelity Holdings, Inc. and Strong River Investments,
             Inc., Montrose Investments Ltd. and Augusta Street LLC.         NA

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

** Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's annual report on Form 10-KSB for the year ended December 31, 1997 (File No. 0-29182)

*** Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 1998 (File No. 0-29182)

****Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's current report on Form 8-K, dated May 14, 1998. (File No.0-29182).

***** Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's current report on form 8-K, dated February 5, 1999. (File No.0-29182).

******Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's current report on form 8-K, dated January 26, 1999. (File No.0-29182).

*******Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's current report on form 8-K, dated July 3, 1999. (File No.0-29182).

********Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's current report on form 8-K, dated December 10, 1999. (File No.0-29182).

*********Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's current report on form 8-K, dated February 16, 2000 (File No.0-29182).

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

                                                                BDO Seidman, LLP

New York, New York

March 20, 1999
Except for Notes 12 and 18,
   which are as of February 10, 2000

Report of Independent Certified Public Accountants

To the Board of Directors
Fidelity Holdings, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Fidelity Holdings, Inc. and subsidiaries for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not examine the financial statements of Major Fleet & Leasing Corp. and 786710 Ontario Limited, both wholly-owned subsidiaries, which statements, after intercompany eliminations, reflect total revenue of $953,033 in 1997. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Major Fleet & Leasing Corp. and 786710 Ontario Limited, is based solely on the reports of the other auditors.

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

March 31, 1998

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                                      Consolidated Balance Sheet

================================================================================

December 31, 1998
-----------------------------------------------------------------------------------
Assets
Current:
   Cash and cash equivalents                                           $    977,134
   Net investment in direct financing leases, current                     2,168,952
   Accounts receivable                                                    7,118,717
   Inventories                                                           19,061,666
   Other current assets                                                   1,510,545
-----------------------------------------------------------------------------------
      Total current assets                                               30,837,014
Net investment in direct financing leases, net of current portion           785,023
Property and equipment, net                                               5,352,406
Excess of costs over net assets acquired                                 10,614,963
Notes receivable - officer                                                  799,819
Other assets                                                              2,159,198
-----------------------------------------------------------------------------------
                                                                       $ 50,548,423
===================================================================================
Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable - floor plan                                          $ 17,791,253
   Notes payable - bank                                                     450,000
   Convertible debenture payable                                            600,000
   Accounts payable                                                       2,584,189
   Accrued expenses                                                       2,809,714
   Current maturities of long-term debt                                     869,813
   Customer deposits                                                        732,014
-----------------------------------------------------------------------------------
        Total current liabilities                                        25,836,983
Long-term debt, less current maturities                                   7,953,278
Due to employees                                                            249,851
Other                                                                        54,795
-----------------------------------------------------------------------------------
        Total liabilities                                                34,094,907
-----------------------------------------------------------------------------------
Commitments
Stockholders' equity:
   Preferred stock, $.01 par value - 2,000,000 shares
      authorized; 1,150,000 shares issued and outstanding                    11,500
   Common stock, $.01 par value - 50,000,000 shares authorized;
      8,036,514 shares issued and outstanding                                80,365
   Additional paid-in capital                                            14,799,800
   Cumulative currency translation adjustment                                (4,977)
   Retained earnings                                                      1,566,828
-----------------------------------------------------------------------------------
        Total stockholders' equity                                       16,453,516
-----------------------------------------------------------------------------------
                                                                       $ 50,548,423
===================================================================================

                    See accompanying notes to consolidated financial statements.

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Operations

================================================================================

Year ended December 31,                                            1998             1997
----------------------------------------------------------------------------------------
Revenues:
   Sales                                                    $99,667,822      $ 3,862,284
   Cost of sales                                             84,828,470          823,397
----------------------------------------------------------------------------------------
        Gross profit                                         14,839,352        3,038,887
Operating expenses                                           12,953,857        2,389,743
Interest expense                                                843,355          121,005
----------------------------------------------------------------------------------------
        Operating income before income tax expense            1,042,140          528,139
Income tax expense                                              514,000          159,000
----------------------------------------------------------------------------------------
Net income                                                  $   528,140      $   369,139
========================================================================================
Per common share:
   Net income:
      Basic                                                 $       .07      $       .06
      Diluted                                                       .06              .05
----------------------------------------------------------------------------------------
   Average number of shares used in computation:
      Basic                                                   7,336,794        6,454,350
      Diluted                                                 8,980,904        7,550,546
----------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                 Consolidated Statements of Stockholders' Equity

================================================================================

Years ended December 31, 1998 and 1997
--------------------------------------------------------------------------------------------------------------------------------
                                                   Preferred stock            Common stock        Additional
                                                --------------------      --------------------      paid-in         Retained
                                                  Shares     Amount         Shares     Amount       capital         earnings
--------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1997                          250,000   $  2,500      6,279,200   $ 62,792   $  4,509,108     $   669,549
Issuance of common stock pursuant to
   exercise of warrants                                --         --        523,000      5,230        648,520              --
Effect of stock compensation charge                    --         --         93,500        935        256,665              --
Net income                                             --         --             --         --             --         369,139
Translation adjustment                                 --         --             --         --             --              --
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                        250,000      2,500      6,895,700     68,957      5,414,293       1,038,688
Issuance of preferred stock for
   acquisition of Major Automotive Group          900,000      9,000             --         --      5,991,000              --
Issuance of common stock for services
   and equipment                                       --         --      1,140,814     11,408      3,394,507              --
Net income                                             --         --             --         --             --         528,140
Translation adjustment                                 --         --             --         --             --              --
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                      1,150,000   $ 11,500      8,036,514   $ 80,365   $ 14,799,800     $ 1,566,828
================================================================================================================================

Years ended December 31, 1998 and 1997
-----------------------------------------------------------------------------
                                                Currency          Total
                                              translation     stockholders'
                                               adjustment        equity
-----------------------------------------------------------------------------
Balance, January 1, 1997                        $    264      $  5,244,213
Issuance of common stock pursuant to
   exercise of warrants                               --           653,750
Effect of stock compensation charge                   --           257,600
Net income                                            --           369,139
Translation adjustment                                33                33
-----------------------------------------------------------------------------
Balance, December 31, 1997                           297         6,524,735
Issuance of preferred stock for
   acquisition of Major Automotive Group              --         6,000,000
Issuance of common stock for services
   and equipment                                      --         3,405,915
Net income                                            --           528,140
Translation adjustment                            (5,274)           (5,274)
-----------------------------------------------------------------------------
Balance, December 31, 1998                      $ (4,977)     $ 16,453,516
=============================================================================

                    See accompanying notes to consolidated financial statements.

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Cash Flows

================================================================================

Year ended December 31,                                                         1998           1997
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                            $   528,140    $   369,139
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
        Amortization of intangible assets                                    477,504        343,744
        Depreciation                                                         514,780        495,118
        Deferred income taxes                                                     --        159,000
        Noncash item - stock-based compensation                              739,434        257,600
        (Increase) decrease in assets:
           Net investment in direct financing leases                        (622,294)       118,204
           Notes receivable                                                       --         (5,741)
           Accounts receivable                                              (767,119)    (1,471,082)
           Inventories                                                     1,698,176       (110,655)
           Customer deposits                                                  11,730             --
           Other assets                                                      414,668       (261,310)
        Increase (decrease) in liabilities:
           Accounts payable                                                  (94,339)        32,689
           Accrued expenses                                                  292,987       (121,349)
           Floor plan notes payable                                       (2,892,917)            --
           Accrued income taxes                                                   --         (4,378)
           Deferred revenue                                                  (38,937)         5,161
           Due to affiliate                                                  802,859       (102,097)
---------------------------------------------------------------------------------------------------
              Net cash provided by (used in) operating activities          1,064,672       (295,957)
---------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Additions to property and equipment                                       (61,694)      (708,108)
   Acquisition of Major Automotive Group, net of cash acquired            (1,018,432)            --
---------------------------------------------------------------------------------------------------
              Net cash used in investing activities                       (1,080,126)      (708,108)
---------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Line of credit                                                            300,000        150,000
   Proceeds from long-time debt                                              429,599        416,431
   Payments of long-term debt                                                     --       (573,444)
   Proceeds from issuance of common stock and exercise of warrants,
      net of expenses                                                             --        653,750
   Decrease in notes payable                                                (109,080)            --
   Proceeds from convertible debentures                                      600,000             --
   Proceeds from employee                                                    249,851             --
   Increase in due from shareholders                                        (689,699)            --
---------------------------------------------------------------------------------------------------
              Net cash provided by financing activities                      780,671        646,737
---------------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                              (5,274)            33
---------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                         759,943       (357,295)
Cash and cash equivalents, beginning of year                                 217,191        574,486
---------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                   $   977,134    $   217,191
===================================================================================================
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                                           $   624,222    $   121,092
      Income taxes                                                             2,846         16,809
===================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

1.     Summary of           (a)     Nature of Business
       Significant
       Accounting                   Fidelity Holdings, Inc. (the "Company") was
       Policies                     incorporated under the laws of the State of
                                    Nevada on November 7, 1995. The Company is structured as a holding company that has two divisions, an automotive division and a technology division, which includes computer telephony and telecommunication operations and plastics and utility operations.

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

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                             (g)    Revenue Recognition

                                    Revenues and costs are recognized upon
                                    delivery of the vehicle to the customer. At time of delivery, all financing arrangements between and among the parties have been concluded. The Company records income from direct financing leases based on a constant periodic rate of return on the net investment in the lease. Income earned from operating lease agreements is recorded evenly over the term of the lease. Revenue from sales of computer software and programming and hardware equipment is recognized upon delivery of products. Revenue from service contracts is amortized over the life of the contracts.

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

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

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

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

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

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

2.     Accounts Receivable        The Company evaluates its accounts receivable
                                  on a customer-by-customer basis and has
                                  determined that no allowance for doubtful accounts was necessary at December 31, 1998.

3.     Notes  Receivable -        The Company holds notes in the amount of
       Officers/                  $799,819, including accrued interest, at
       Stockholders               December 31, 1998. The notes bear interest at
                                  a rate of 5-7/8% per annum.

4.     Net Investment in    Components of the net investment in direct financing
       Direct Financing     leases are as follows:
       Leases

                            December 31, 1998
                            ------------------------------------------------------------------------
                            Total minimum lease payments to be received                 $3,019,036
                            Estimated residual value of leased property                    312,805
                            Unearned income                                               (225,425)
                            ------------------------------------------------------------------------
                                                                                         3,106,416
                            Less:  Lease income receivable included in accounts
                                      receivable                                           152,441
                            ------------------------------------------------------------------------
                                    Net investment                                      $2,953,975
                            ========================================================================

                            Future minimum lease payments receivable at December 31, 1998 are as follows:

                            Year ending December 31,                                      Amount
                            ------------------------------------------------------------------------
                            1999                                                        $2,168,952
                            2000                                                           412,995
                            2001                                                           258,976
                            2002                                                            76,758
                            2003                                                            36,294
                            ------------------------------------------------------------------------
                                  Total                                                 $2,953,975
                            ========================================================================

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

5.     Inventories        Inventories consist of the following:

                          December 31, 1998
                          ----------------------------------------------------------------------
                          New automobiles                                         $  4,147,351
                          New trucks and vans                                        7,800,692
                          Used automobiles and trucks                                6,562,388
                          Parts and accessories                                        510,492
                          Other                                                         92,339
                          ----------------------------------------------------------------------
                                                                                    19,113,262
                          Less:  LIFO reserve                                          (51,596)
                          ----------------------------------------------------------------------
                                                                                   $19,061,666
                          ======================================================================

6.     Property           Property and equipment consist of the following:
       and equipment

                          December 31, 1998
                          ----------------------------------------------------------------------
                          Land                                                      $2,400,000
                          Building                                                   1,000,000
                          Leasehold improvements                                     1,174,600
                          Furniture and fixtures                                       681,515
                          Equipment                                                  1,481,771
                          ----------------------------------------------------------------------
                                                                                     6,737,886
                          Less:  Accumulated depreciation and amortization           1,385,480
                          ----------------------------------------------------------------------
                                                                                    $5,352,406
                          ======================================================================

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

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                        The provision for taxes on income is as follows:

                        Year ended December 31,        1998            1997
                        ------------------------------------------------------
                        Federal:
                           Current                 $302,000      $       --
                           Deferred                      --         127,000
                        State:
                           Current                  212,000              --
                           Deferred                      --          32,000
                        ------------------------------------------------------
                              Total                $514,000      $  159,000
                        ======================================================

                        The reconciliation between the amount computed by applying the Federal statutory rate to income before income taxes and the actual income tax expense was as follows:

                        Year ended December 31,                       1998        1997
                        ----------------------------------------------------------------
                        Amount using the statutory
                          Federal tax rate                       $ 348,000    $180,000
                        State income tax, net of Federal tax
                          benefit                                  140,000      21,000
                        Utilization of tax loss carryforwards     (102,000)         --
                        Goodwill amortization                      155,000          --
                        Other, net                                 (27,000)    (42,000)
                        ----------------------------------------------------------------
                        Provision for taxes on income            $ 514,000    $159,000
                        ================================================================

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                        The tax effect of temporary differences resulted in deferred tax liabilities as follows:

                        December 31,                                   1998         1997
                        -----------------------------------------------------------------
                        Revenue and expenses of consolidated
                           subsidiary recognized on the cash
                           basis for tax purposes, resulting in
                           a timing difference                     $     --     $112,974
                        Depreciation                                     --       42,015
                        Other                                            --        4,011
                        -----------------------------------------------------------------
                                                                   $     --     $159,000
                        =================================================================

8.     Secured Line     The Company has two lines of credit ("Line") with
       of Credit        Marine Midland Bank (the "Bank") for $1,500,000.
                        The interest rate is a variable rate based on the Bank's prime rate of interest. Interest is payable monthly. At December 31, 1998, the rate was 9%.

                        The Line is collateralized by a first security interest in and UCC filing on all assets of Fidelity Holdings, Inc. and the personal guarantees of the majority stockholders, Bruce Bendell and Doran Cohen, each of whom will be limited to 50% of the total obligation to the Bank.

                        As of December 31, 1998, the Company owes $450,000 against the Line.

9.     10% Convertible  During April 1998, the Company issued $600,000 of
       Subordinated     10% convertible subordinated debentures. The
       Debentures       debentures are due in June 1999 and interest is
                        paid semi-annually. If conversion takes place during January and April 1999, then the debenture converts into common stock at the price of $2.94 a share. After April 1999, the debenture converts into common stock at half closing price, but not less than $2.50 a share. The due date may be extended to April 2000 upon certain conditions.
                        During January 1999, $100,000 of debentures was converted into 34,000 shares of common stock.

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

                        -----------------------------------------------
                        Leasing notes payable              $1,432,171
                        Falcon loan payable                 7,390,920
                        -----------------------------------------------
                                                            8,823,091
                        Less:  Current portion                869,813
                        -----------------------------------------------
                                                           $7,953,278
                        ===============================================

                        Maturities are as follows:

                        -----------------------------------------------
                        1999                              $   869,813
                        2000                                  746,721
                        2001                                  475,679
                        2002                                  433,825
                        2003                                  362,955
                        Thereafter                          5,934,098
                        -----------------------------------------------
                                                           $8,823,091
                        ===============================================

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

                        The pro forma unaudited results of operations for the year ended December 31, 1998, combining the acquisition of Major Automotive Group, Inc. as though it was acquired by the Company as of January 1, 1998, are as follows:

                        ---------------------------------------------------
                        Revenues                               $148,000,000
                        Net income                                  841,000
                        ===================================================

12.    Discontinued     On December 16, 1998, the Company's Board of
       Operations       Directors decided to explore the possible
                        divestiture or disposition by merger or
                        consolidation or otherwise, of the Company's nonautomotive assets. On February 7, 2000, the
                        Board of Directors has decided not to sell the nonautomotive assets. As required by Emerging
                        Issues Task Force 90-16, "Accounting for
                        Discontinued Operations" subsequently retained, the financial statements have been reclassified to reflect the results of the nonautomotive assets in continuing operations.

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

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

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

15.    Related Party    Amounts due affiliates are amounts owed by the
       Transactions     Company's leasing subsidiary for advances made in
                        the ordinary course of business from various entities which are wholly-owned by the subsidiaries' former stockholders. The advances are in the form of noninterest-bearing obligations with no specified maturity dates. At December 31, 1998, the amount due from affiliates of $268,845 was included in accounts receivable.

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

16.    Warrants         (a)   Warrants
       and Options
                              In October 1996, the Company revised the patent purchase agreement. Under the amendment, the purchase price was changed from $500,000 in cash to a combination of $100,000 in cash and the balance in 80,000 unregistered units of the Company's securities. Each unit consisted of 2 shares of common stock and 2 warrants, each warrant being for the purchase of 1 share of the Company's common stock at an exercise price of $3.125 per share exercisable for one year which expired in October 1997.

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

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

17.    Preferred        The Company has 2,000,000 shares of undesignated
       Stock            preferred stock authorized; during 1996, the
                        Company designated 250,000 shares as the 1996 -
                        Major Series. The shares of the 1996 - Major Series have voting rights and vote with the common stock and not as a separate class. Each share entitles the holder to two votes per share reflecting the underlying conversion rate. The shares of the 1996
                        - Major Series are convertible, with each share converting into two shares of common stock. In the event that a dividend is declared on the common stock, a dividend of twice the per share dividend on the common stock must be declared on the 1996 -
                        Major Series, again reflecting the underlying conversion rate. The shares are redeemable after December 31, 2001 at a price of $15.87 per share.
                        The liquidation preference is $10 per share or a total of $2,500,000. Pursuant to an agreement between the Company and the preferred stockholders, the right of rescission (under certain circumstances), which was a part of the original agreement, has been rescinded.

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

                        The warrants issued in connection with the management agreement referred to in Note 14 are convertible into restricted shares at $1.25 per share, were separate and distinct from the Major Fleet acquisition and were performance-based with no registration rights and could have been terminated. Therefore, a lower value was assigned to reflect a discount for marketability and risk.

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

18.    Segment          In the fourth quarter of 1998, the Company adopted
       Information      the SFAS No. 131, "Disclosures About Segments of an
                        Enterprise and Related Information," which establishes standards for reporting information about a company's operating segments. The Company has divided its operations into two reportable segments; automotive and technology.

                        The reporting segments follow the same accounting policies used for the Company's consolidated financial statements and described in the summary of significant accounting policies. Management evaluates a segment's performance based upon profit or loss from operations before income taxes.

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                        Following is a tabulation of business segment information for 1998 and 1997:

                                                                     1998            1997
                        -------------------------------------------------------------------
                        Segment sales:
                           Automotive                        $ 98,578,970   $          --
                           Technology                           1,088,852       3,862,284
                        -------------------------------------------------------------------
                              Total consolidated net sales   $ 99,667,822   $   3,862,284
                        ===================================================================
                        Operating income:
                           Automotive                        $  2,021,301   $          --
                           Technology                            (979,161)        528,139
                        -------------------------------------------------------------------
                        Consolidated earnings before
                                taxes on income              $  1,042,140   $     528,139
                        ===================================================================
                        Assets:
                           Automotive                        $ 42,352,571   $          --
                           Technology                           8,195,852       9,401,343
                        -------------------------------------------------------------------
                              Total                          $ 50,548,423   $   9,401,343
                        ===================================================================

                        Substantially all of the Company's assets are located within the continental United States. However, the Company sells and ships products to foreign countries. Geographic information regarding the Company's net sales is summarized as follows:

                                                                  1998            1997
                        ----------------------------------------------------------------
                        United States                      $93,735,032      $2,925,789
                        Ukraine                              4,843,938              --
                        Canada                               1,088,852         936,495
                        ----------------------------------------------------------------
                        Total consolidated net sales       $99,667,822      $3,862,284
                        ----------------------------------------------------------------

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

19 Subsequent Events    In January 1999, Fidelity Holdings and Major Auto
                        entered into an agreement with Universal Ford, Inc. to acquire Universal Kia, a Kia automobile dealership located in Long Island City, New York. The purchase price of Universal Kia is based on Universal Kia's historical operating results and is expected to aggregate less than $200,000.

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

                                          Major Chevrolet, Inc. and Affiliates

                                             Combined Statements of Cash Flows
                              Increase (Decrease) in Cash and Cash Equivalents

================================================================================

                                                        Four and
                                                        one-half
                                                         months     Year ended
                                                         ended       December
                                                      May 14, 1998   31, 1997
--------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                          $    479,109 $    935,591
--------------------------------------------------------------------------------
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                         20,430       64,470
      Changes in assets - (increase) decrease in:
        Trade receivables                                  995,618     (468,521)
        Inventories                                     (3,385,036)  10,462,590
        Prepaid expenses and other current assets          (50,465)     (84,944)
        Security deposits                                   (1,485)       5,007
      Changes in liabilities - increase (decrease) in:
        Customer deposits                                  342,819     (885,914)
        Accounts payable                                  (488,844)     613,255
        Accrued expenses                                  (609,874)   1,511,257
--------------------------------------------------------------------------------
        Total adjustments                               (3,176,837)  11,217,200
--------------------------------------------------------------------------------
        Net cash provided by (used in) operating
         activities                                     (2,697,728)  12,152,791
--------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of property, plant and equipment                (12,115)     (53,616)
  Note receivable                                          675,396      (38,230)
  (Purchase) proceeds from sale of lease and rental
    vehicles                                              (566,487)   3,505,516
  Certificate of deposit                                   699,935       84,677
--------------------------------------------------------------------------------
      Net cash provided by investing activities            796,729    3,498,347
--------------------------------------------------------------------------------
Cash flows from financing activities:
  Increase in (payment of) stockholder loans              (790,457)     164,677
  Increase (decrease) in long-term debt                     (2,093)      17,978
  Increase (decrease) in floor plan notes payable        3,734,301  (14,348,333)
  Increase in due from affiliates                         (946,785)           -
  S corporation distributions                                    -     (410,782)
--------------------------------------------------------------------------------
      Net cash provided by (used in) financing
        activities                                       1,994,966  (14,576,460)
--------------------------------------------------------------------------------
Net increase in cash and cash equivalents                   93,967    1,074,678
Cash and cash equivalents, beginning of period           1,424,915      350,237
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period               $ 1,518,882 $  1,424,915
================================================================================
Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest                                           $   314,362 $  1,323,866
    Income taxes                                           129,681       89,732
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

                                            Major Chevrolet, Inc. and Affiliates

                                          Notes to Combined Financial Statements

================================================================================

1.    Summary of        (a)   Business and Principles of Combination and
      Accounting              Reporting
      Policies
                              Major Chevrolet, Inc. and Affiliates (the
                              "Company") is a retailer of new and used vehicles, trucks, parts and accessories.

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


2.    Acquisition by    On May 14, 1998, the Company was merged into Major
      Fidelity          Acquisition Corp., a wholly-owned subsidiary of Fidelity
      Holdings, Inc.    Holdings, Inc. ("Fidelity"). Pursuant to the merger
                        agreement, Major Acquisition Corp. acquired all of the Company's shares of stock for $4 million in cash, the incurrence of $500,000 in merger-related expenses and the issuance of 900,000 shares of Fidelity's convertible preferred stock. Such shares are convertible, by their terms, into 1,800,000 shares of Fidelity's common stock.

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

                                       Fidelity Holdings, Inc.


Dated: February 25, 2000               By: /s/ Doron Cohen
                                          Doron Cohen, President and
                                          Chief Executive Officer

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature                       Title                                 Date
---------                       -----                                 ----

/s/ Doron Cohen                President and Chief             February 25, 2000
---------------                Executive Officer
Doron Cohen


/s/ Bruce Bendell              Chairman of the Board           February 25, 2000
-----------------
Bruce Bendell


/s/ David Edelstein            Director                        February 25, 2000
-------------------
David Edelstein


/s/ Richard L. Feinstein       Chief Financial Officer         February 25, 2000
------------------------
Richard L. Feinstein


/s/ James Wallick              Director                        February 25, 2000
-----------------
James Wallick


/s/ Jeffrey Weiner             Director                        February 25, 2000
------------------
Jeffrey Weiner