Form 10QSB/A
period 1999-03-31
FIDELITY HOLDINGS INC
filed 2000-03-08
CIK 1009779

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                FORM 10-QSB/A-1

(Mark One)
[XX] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999 or

[__] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes X   No ___
                                  ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by court. Yes  x   No ___
                                                   ---

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

Part 1. FINANCIAL INFORMATION

      Item 1. Financial Statements

        FIDELITY HOLDINGS, INC AND SUBSIDIARIES CONSOLIDATED FINANCIAL
                    STATEMENTS, March 31, 1999 (UNAUDITED)

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

PART 1. FINANCIAL INFORMATION
        Item 1. Financial Statements

                                                                          REVISED             REVISED
                                                                         MARCH 31,          DECEMBER 31,
                                                                           1999                1998
ASSETS:                                                                 Unaudited             Audited
                                                                        ---------             -------
Current Assets:
    Cash and cash equivalents                                       $      3,001,413     $        977,134
    Net investment in direct financing leases, current                     2,092,022            2,168,952
    Accounts receivable                                                   13,189,846            7,118,717
    Inventories                                                           22,342,416           19,061,666
    Other current assets                                                   2,429,468            1,510,545
                                                                      ---------------      ---------------
        Total current assets                                              43,055,165           30,837,014
Net investment in direct financing leases,
   net of current portion                                                    724,427              785,023
Property and equipment, net                                                5,443,082            5,352,406
Excess of costs over net assets acquired                                  10,478,269           10,614,963
Notes receivable - officer                                                   949,819              799,819
Other assets                                                               2,300,302            2,159,198
                                                                      ---------------      ---------------
         Total assets                                               $     62,951,064     $     50,548,423
                                                                      ===============      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
     Notes payable - floor plan                                     $     22,369,559     $     17,791,253
     Notes payable - bank                                                          -              450,000
     Convertible debentures payable                                        2,750,000              600,000
     Accounts payable                                                      6,443,768            2,584,189
     Accrued expenses                                                      2,871,700            2,809,714
     Current maturities of long-term debt                                    841,664              869,813
     Customer deposits                                                     1,075,162              732,014
                                                                      ---------------      ---------------
           Total current liabilities                                      36,351,853           25,836,983
Long-term debt, less current maturities                                    7,833,654            7,953,278
Due to employees                                                             249,851              249,851
Other                                                                         38,160               54,795
                                                                      ---------------      ---------------
          Total liabilities                                               44,473,518           34,094,907
                                                                      ---------------      ---------------
Commitments
Stockholders' equity
      Preferred stock, $.01 par value;
         2,000,000 shares authorized,
         1,150,000 shares issued and outstanding                              11,500               11,500
      Common stock, $.01 par value
          50,000,000 shares authorized, 8,643,898
          and 8,036,514 shares issued and
          outstanding in 1999 and 1998                                        86,439               80,365
Additional paid in capital                                                16,766,543           14,799,800
Cumulative translation adjustment                                             (3,856)              (4,977)
Retained earnings                                                          1,682,516            1,566,828
Treasury stock, at cost; 15,618 shares
     and 0 shares in 1999 and 1998, respectively                             (65,596)                   -
                                                                      ---------------      ---------------
            Total stockholders' equity                                    18,477,546           16,453,516
                                                                      ---------------      ---------------
            Total liabilities and stockholders' equity              $     62,951,064     $     50,548,423
                                                                      ===============      ===============

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited

                                                                     REVISED
                                                            Three Months Ended March 31,
                                                           1999                    1998
                                                           ----                    ----
Revenues:
      Automotive division                           $     45,842,659       $          165,152
      Computer products and telecommunications
             equipment                                       475,266                  331,128
                                                      ---------------        -----------------
             Total revenues                               46,317,925                  496,280
                                                      ---------------        -----------------

Operating expenses:
      Cost of sales - automotive division                 38,792,945                        -
      Cost of sales - computer products and
            telecommunications equipment                     359,719                  116,698
       Selling general and administrative
            expense                                        6,415,290                  442,931
Interest expense                                             444,283                   26,223
                                                      ---------------        -----------------
   Operating income (loss) before income
            tax expense (credit)                             305,688                  (89,572)

Income tax expense (credit)                                  190,000                  (21,000)
                                                      ---------------        -----------------

Net income (loss)                                   $        115,688       $          (68,572)
                                                      ===============        =================

Per common share:
   Basic                                            $           0.01       $            (0.01)
   Diluted                                                      0.01                    (0.01)
                                                      ===============        =================

     Average number of shares used in computation:
   Basic                                                   8,494,642                6,895,700
   Diluted                                                11,469,404                6,895,700

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                      REVISED
                                                            Three Months Ended March 31,
                                                             1999                 1998
                                                             ----                 ----
Cash flows from operating activities:
   Net income (loss)                                   $       115,688     $        (68,572)
Adjustments to reconcile net income
      to net cash (used in) provided by operating
      activities:
    Amortization of intangible assets                          146,812               84,738
    Depreciation                                               106,945              100,311
    Deferred income taxes                                            -              (21,000)
    Noncash item-stock-based compensation                      196,142                    -
(Increase) decrease in assets:
    Net investment in direct financing leases                  137,526              (33,380)
    Notes receivable                                                 -               (2,100)
    Accounts receivable                                     (6,071,129)            (156,118)
    Inventories                                             (3,280,750)              45,883
    Other assets                                              (348,829)             (27,540)
Increase (decrease) in liabilities:
    Accounts payable                                         3,859,579              216,888
    Accrued expenses                                           517,345             (227,960)
    Floor plan notes payable                                 4,578,306                    -
    Deferred revenue                                                 -              (24,457)
    Customer deposits                                          343,148              (44,584)
                                                         --------------      ---------------
        Net cash provided by (used in)
           operating activities                                300,783             (157,891)
                                                         --------------      ---------------
Cash flows used in investing activities:
    Additions to property and equipment,                      (197,621)             (18,254)
                                                         --------------      ---------------
        Net cash used in investing activities                 (197,621)             (18,254)
                                                         --------------      ---------------
Cash flows from financing activities:
    Repurchase of common stock                                 (65,596)                   -
    Line of credit                                            (450,000)             100,000
    Proceeds from long-term debt                                     -              204,760
    Payments of long-term debt                                (164,408)            (192,461)
    Proceeds from convertible debentures                     2,750,000                    -
    Increase in due from shareholders                         (150,000)                   -
                                                         --------------      ---------------
        Net cash provided by (used in)
           financing activities                              1,919,996              112,299
                                                         --------------      ---------------
Effect of exchange rates on cash                                 1,121                   70
                                                         --------------      ---------------

Net increase (decrease) in cash and cash equivalents         2,024,279              (63,776)
Cash and cash equivalents, beginning of period                 977,134              217,191
                                                         --------------      ---------------
Cash and cash equivalents, end of period               $     3,001,413     $        153,415
                                                         ==============      ===============

        Supplemental Disclosures Of Cash Flow Information:
           Cash paid during the period for:
              Interest                                 $       444,283     $         26,223
              Income taxes                             $       501,500     $              -

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

The Company

      On May 14, 1998, the Company, a holding company involved in the acquisition and development of synergistic technological and telecommunications businesses and the regional consolidation of the retail automotive industry, acquired, from a related party, the Major Automotive Group of dealerships ("Major Auto") and related real property and leases. The Company operates in two divisions: Automotive and Computer Products and Telecommunications. The Automotive division consists of retail automotive dealerships, the Company's subsidiary Major Fleet and Leasing, Inc. ("Major Fleet") and any related entities. The Computer Products and Telecommunications division is comprised of all non-automotive operations including the Company's subsidiaries Computer Business Sciences, Inc. and IG2, Inc.

      In conformity with generally accepted accounting principles, the consolidated results of operations of the Company include the results from Major Auto only since the date of acquisition on May 14. 1998. Accordingly, while the results of operations for the three months ended March 31. 1999 include the results for Major Auto, there are no comparable results for the first quarter of 1998.

Results of Operations - Three Months Ended March 31, 1999 and Three Months Ended March 31, 1998

      Revenues. Revenues for the three-month period ended March 31, 1999 increased to approximately $46.3 million or $45.8 million over the prior comparable period's revenues of $496,000. Such increase was almost solely attributable to the revenues of Major Auto, which were $45,672,235 for the 1999 quarter. There was no comparable amount in the corresponding period in 1998. A comparison of the average monthly revenue for Major Auto for the seven and one-half month period it was owned by the Company in 1998 with the average monthly revenue generated by Major Auto during the First three months of 1999 shows an approximate 17% increase. Management believes that this increase in average monthly sales is primarily attributable to Major Auto's successful efforts in selling used vehicles at its expansive facility in Long Island City, New York. More than 400 used cars were sold during each of the months in the 1999 period. Major Auto's initiatives included extensive Internet promotions, local advertising in all media and the branding of its used car operation as "Major World." Additionally, the relatively mild winter in the New York Metropolitan area contributed to increased sales during these months when automotive sales, traditionally, decrease. The results of this quarter are not necessarily indicative of the results for any future period or the full year of 1999.

      Cost of Sales. The cost of sales of $39.2 million for the three months ended March 31, 1999 is solely attributable to Major Auto's operations, which had a cost of sales of $38.8 million in the current period. There is no comparable amount for the prior year.

      Gross profit. Of the total gross profit of almost $7.2 million for the three months ended March 31, 1999, Major Auto generated $6.9 million. Gross profit as a percentage of sales for Major Auto during the 1999 first quarter was 15.1%. Although there was no comparable amount for the first quarter of 1998, the gross profit percentage for Major Auto in 1998 during the seven and one-half months since its acquisition on May 14, 1998 was 13.8%. Management believes that the increase in gross profit percentage is primarily attributable to the increased volume of used vehicle sales as a percentage of total sales during the first quarter of 1999, as compared with the seven and one-half month 1998 period.

      Selling, general and administrative ("S G & A") expense. In the three months ended March 31, 1999, S G & A expenses increased almost $6.0 million to approximately $6.4million, from $443,000. Substantially all of this increase resulted from the acquisition of Major Auto. S G & A expenses attributable to Major Auto aggregated $5.1 million in the first quarter of 1999. S G & A expense attributable to the Computer Products and Telecommunications division increased approximately $650,000, or 331%, from the prior comparable quarter, primarily as a result of IG2 Inc.'s development activities.

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

Assets, Liquidity and Capital Resources - March 31, 1999

      At March 31, 1999, total assets of the Company were almost $63 million, an increase of approximately $12.4 million from December 31, 1998. This increase is primarily related to the increase in Major Auto's accounts receivable of approximately $5.0 million, the increase in Major Auto's inventories of approximately $3.3 million and a net increase in cash of approximately $2.0 million. The increase in accounts receivable and inventories is directly related to Major Auto's increased sales levels during the first quarter of 1999. The increase in cash is primarily attributable to the proceeds from the sale of $2.75 million of 12% convertible debentures during the period. Included in the Company's current assets is $6,369,927 of net assets held for sale.

      The Company's primary source of liquidity for the three months ended March 31, 1999 was $1,919,996 from its financing activities. This was the net effect of the proceeds from the sale of

$2,750,000 in 12% convertible debentures as offset by payments of outstanding debt of $614,408, an increase in due from shareholders of $150,000 and the purchase of treasury stock for $65,596.

      Additional net cash of $300,783 was generated from operating activities comprised of:

      (a) Cash from income of $565,587, resulting from net income of $115,688, as adjusted by non-cash charges of $449,899; and

      (b) An increase in liabilities of $9,298,378, primarily from the increase in notes payable, accounts payable and accrued expenses aggregating $8,955,230, less

      (c) A net increase in operating assets of $9,563,182, primarily from increases of $6,071,129 in accounts receivable and $3,280,750 in inventories.

      The changes in accounts receivable, inventories and payables cited in (b) and (c) above, are substantially attributable to the higher level of activities associated with Major Auto's increased sales during the first quarter of 1999.

      The net increase in cash from operating activities of $300,783, was partially offset by the cash used in investing activities of $197,621 for the net additions to property, plant and equipment.

      The foregoing activities, i.e. financing, operating and investing, plus an exchange rate cash effect of $1,121, resulted in a net cash increase of $2,024,279 for the three months ended March 31, 1999.

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

Year 2000 Issue

      The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates are processed. In addition, similar problems may arise in some systems that use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on or after January 1, 2000, and, if not addressed, the impact on operations and Financial reporting may range from minor errors to significant systems failures, which could affect an entity's ability conduct normal business operations.

      The Company recognizes the need to ensure its operations will not be adversely impact by the inability of the Company's systems to process data having dates that could be affected by the

Year 2000 issue. The Company is currently addressing the risk with respect to the availability and integrity of its financial systems and operating systems. While the Company believes its planning efforts are adequate to address the Year 2000 concerns, there can be no assurance that the systems of other companies, including suppliers, customers and others on which the Company's operations rely are, or will be made, compliant on a timely basis and will not have a material effect on the Company. However, all such significant systems are being evaluated for compliance. The cost of the Company's Year 2000 compliance effort is not expected to be material to the Company's results of operations or financial position.

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

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      Reclassification of Financial Statements

      On February 7, 2000, the Company announced that its Board of Directors had determined to continue the development of the Company's non-automotive operations which had previously been classified in its financial statements as discontinued operations for financial reporting purposes. Pursuant to Emerging Issues Task Force ("EITF") 90-16: Accounting for Discontinued Operations Subsequently Retained, the Company is filing this amendment to its Form 10-QSB for the fiscal quarter ended March 31, 1999 to reflect the reclassification of its financial statements in connection with its decision to continue the Company's non-automotive operations.

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

                                        FIDELITY HOLDINGS, INC.

Date: February 25, 2000                 /s/ Doron Cohen
                                        ---------------------------------------
                                        Doron Cohen, President & CEO