Form 10QSB/A
period 1999-06-30
FIDELITY HOLDINGS INC
filed 2000-03-08
CIK 1009779

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM 10-QSB/A-1

(Mark One)
|XX| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999 or

|  |  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

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

Part 1. FINANCIAL INFORMATION

      Item 1. Financial Statements


         FIDELITY HOLDINGS, INC AND SUBSIDIARIES CONSOLIDATED FINANCIAL
                      STATEMENTS, June 30, 1999 (UNAUDITED)

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

PART 1. FINANCIAL INFORMATION
      Item 1. Financial Statements

                                                            REVISED         REVISED
                                                           JUNE 30,      DECEMBER 31,
                                                             1999            1998
ASSETS:                                                    Unaudited       Audited
                                                         ------------    ------------
Current Assets:
    Cash and cash equivalents                            $  6,176,005    $    977,134
    Net investment in direct financing leases, current      2,082,564       2,168,952
    Accounts receivable                                    13,020,082       7,118,717
    Inventories                                            19,972,768      19,061,666
    Other current assets                                    2,410,800       1,510,545
                                                         ------------    ------------
        Total current assets                               43,662,219      30,837,014
Net investment in direct financing leases,
   net of current portion                                     687,935         785,023
Property and equipment, net                                 5,787,154       5,352,406
Excess of costs over net assets acquired                   12,112,725      10,614,963
Notes receivable - officer                                    168,400         799,819
Other assets                                                2,624,486       2,159,198
                                                         ------------    ------------
         Total assets                                    $ 65,042,919    $ 50,548,423
                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
     Notes payable - floor plan                          $ 21,325,317    $ 17,791,253
     Notes payable - bank                                          --         450,000
     Convertible debentures payable                                --         600,000
     Accounts payable                                       4,728,152       2,584,189
     Accrued expenses                                       3,306,351       2,809,714
     Current maturities of long-term debt                     763,329         869,813
     Customer deposits                                      1,276,816         732,014
                                                         ------------    ------------
           Total current liabilities                       31,399,965      25,836,983
Long-term debt, less current maturities                     7,682,280       7,953,278
Due to employees                                               99,851         249,851
Due to officer                                              1,018,581          54,795
                                                         ------------    ------------
          Total liabilities                                40,200,677      34,094,907
                                                         ------------    ------------
Commitments
Stockholders' equity
      Preferred stock, $.01 par value;
         2,000,000 shares authorized, 900,000 and
         1,150,000 shares issued and outstanding                9,000          11,500
         in 1999 and 1998
      Common stock, $.01 par value
         50,000,000 shares authorized, 14,446,093
         and 12,054,771 shares issued and
         outstanding in 1999 and 1998                         144,461         120,548
Additional paid in capital                                 23,096,925      14,759,617
Cumulative translation adjustment                              (3,882)         (4,977)
Retained earnings                                           1,726,929       1,566,828
Treasury stock, at cost; 46,854 shares
     and 0 shares in 1999 and 1998, respectively             (131,191)             --
                                                         ------------    ------------
            Total stockholders' equity                     24,842,242      16,453,516
                                                         ------------    ------------
            Total liabilities and stockholders' equity   $ 65,042,919    $ 50,548,423
                                                         ============    ============

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited

                                                          REVISED                       REVISED
                                                 SIX MONTHS ENDED JUNE 30,    THREE MONTHS ENDED JUNE 30,
                                                    1999           1998           1999           1998
                                                    ----           ----           ----           ----
Revenues:
   Automotive division                          $100,273,073   $ 26,487,239   $ 54,430,414   $ 26,322,087
   Computer products and telecommunications
      equipment                                      811,352        573,233        336,086        242,105
                                                ------------   ------------   ------------   ------------
               Total revenues                   $101,084,425   $ 27,060,472   $ 54,766,500   $ 26,564,192
                                                ------------   ------------   ------------   ------------

Operating expenses:
   Cost of sales - automotive division            85,166,266     23,026,967     46,373,321     23,026,967
   Cost of sales - computer products and
      telecommunications equipment                   664,999        304,180        305,280        187,482
   Selling general and administrative
      expense                                     13,853,171      2,740,861      7,437,881      2,295,830
Interest expense                                     877,888        336,152        433,605        312,029
                                                ------------   ------------   ------------   ------------
      Operating income before income
      tax expense                                    522,101        652,312        216,413        741,884

Income tax expense                                   362,000        190,000        172,000        211,000
                                                ------------   ------------   ------------   ------------

Net income                                      $    160,101   $    462,312   $     44,413   $    530,884
                                                ============   ============   ============   ============

Per common share:
      Basic                                     $       0.01   $       0.04   $         --   $       0.05
      Diluted                                           0.01           0.03             --           0.04

Average number of shares used in computation:
      Basic                                       12,934,268     10,567,682     13,124,465     10,789,350
      Diluted                                     16,133,143     14,017,682     16,378,036     14,239,350

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                       REVISED
                                                                     SIX MONTHS
                                                                ENDED JUNE 30, 1999
                                                                -------------------
Cash flows from operating activities:
   Net income (loss)                                                $   160,101
Adjustments to reconcile net income
      to net cash (used in) provided by operating activities:
   Amortization of intangible assets                                    293,645
   Depreciation                                                         286,159
   Deferred income taxes                                                     --
   Noncash item-stock-based compensation                                392,284
(Increase) decrease in assets:
   Net investment in direct financing leases                            183,476
   Notes receivable                                                          --
   Accounts receivable                                               (5,901,365)
   Inventories                                                         (911,102)
   Other assets                                                        (749,074)
Increase (decrease) in liabilities:
   Accounts payable                                                   2,143,963
   Accrued expenses                                                     670,215
   Floor plan notes payable                                           3,534,064
   Deferred revenue                                                          --
   Customer deposits                                                    544,802
                                                                    -----------
      Net cash provided by (used in)
         operating activities                                           647,168
                                                                    -----------
Cash flows used in investing activities:
   Additions to property and equipment,                                (720,907)
                                                                    -----------
      Net cash used in investing activities                            (720,907)
                                                                    -----------
Cash flows from financing activities:
   Repurchase of common stock                                          (131,191)
   Line of credit                                                      (450,000)
   Net proceeds from stock issuance                                   5,765,999
   Payments of long-term debt                                          (325,793)
   Proceeds from convertible debentures                               2,750,000
   Payment of convertible debentures                                 (2,337,500)
                                                                    -----------
      Net cash provided by (used in)
      financing activities                                            5,271,515
                                                                    -----------
Effect of exchange rates on cash                                          1,095
                                                                    -----------

Net increase (decrease) in cash and cash equivalents                  5,198,871
Cash and cash equivalents, beginning of period                          977,134
                                                                    -----------
Cash and cash equivalents, end of period                            $ 6,176,005
                                                                    ===========

           Supplemental Disclosures Of Cash Flow Information:
              Cash paid during the period for:
                 Interest                                           $   877,888
                 Income taxes                                       $   781,500

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    Unaudited

                                    Preferred Stock                 Common Stock
                             ----------------------------    ---------------------------    Additional
                                                                                              Paid in
                                Shares          Amount          Shares         Amount         Capital
                             ------------    ------------    ------------   ------------   ------------
Balance
January 1, 1998                   250,000    $      2,500       6,895,700   $     68,957   $  5,414,293

Issuance of preferred
Stock for acquisition of
Major Automotive Group            900,000           9,000              --             --      5,991,000

Issuance of common stock
for services and equipment             --              --       1,140,814         11,408      3,394,507

Net income                             --              --              --             --             --

Translation adjustment                 --              --              --             --             --

Balance                      ------------    ------------    ------------   ------------   ------------
December 31, 1998               1,150,000          11,500       8,036,514         80,365     14,799,800

Adjustment for 3 for 2
common stock dividend                  --              --       4,018,257         40,183        (40,183)

Issuance of common stock
for services and deposits              --              --         653,414          6,534      1,535,466

Conversion of 1996
PFD. Stock                       (250,000)         (2,500)        985,222          9,852         (7,352)

Proceeds from issuance
of common stock pursuant
to private placement, net              --              --         285,714          2,857      5,763,142

Convertible debentures
exchanged for common stock             --              --         466,972          4,670      1,046,052

Net income                             --              --              --             --             --

Translation adjustment                 --              --              --             --             --

Repurchase of common
   stock                               --              --              --             --             --

Balance                      ------------    ------------    ------------   ------------   ------------
June 30, 1999                     900,000    $      9,000      14,446,093   $    144,461   $ 23,096,925
                             ============    ============    ============   ============   ============

                                   Retained       Currency            Treasury Stock                Total
                                   Earnings     Translation               at cost               Stockholders'
                                   (Deficit)     Adjustment        Shares          Amount          Equity
                                 ------------   ------------    ------------    ------------    ------------
Balance
January 1, 1998                  $  1,038,688   $        297              --    $         --    $  6,524,735

Issuance of preferred
Stock for acquisition of
Major Automotive Group                     --             --                                       6,000,000

Issuance of common stock
for services and equipment                 --             --                                       3,405,915

Net income                            528,140             --                                         528,140

Translation adjustment                     --         (5,274)                                         (5,274)

Balance                          ------------   ------------    ------------    ------------    ------------
December 31, 1998                   1,566,828         (4,977)             --              --      16,453,516

Adjustment for 3 for 2
common stock dividend                      --             --              --              --              --

Issuance of common stock
for services and deposits                  --             --              --              --       1,542,000

Conversion of 1996
PFD. Stock                                 --             --              --              --              --

Proceeds from issuance
of common stock pursuant
to private placement, net                  --             --              --              --       5,765,999

Convertible debentures
exchanged for common stock                 --             --              --              --       1,050,722

Net income                            160,101             --              --              --         160,101

Translation adjustment                     --          1,095              --              --           1,095

Repurchase of common
   stock                                   --             --          46,854        (131,191)       (131,191)

Balance                          ------------   ------------    ------------    ------------    ------------
June 30, 1999                    $  1,726,929   $     (3,882)         46,854    $   (131,191)   $ 24,842,242
                                 ============   ============    ============    ============    ============

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

      The Company

      On May 14, 1998, the Company, a holding company, involved in the acquisition and development of synergistic technological and telecommunications businesses and the regional consolidation of the retail automotive industry, acquired, from a related party, the Major Automotive Group of dealerships ("Major Auto") and related real estate. The Company operate in two divisions:
Automotive and Computer Products and Telecommunications. The Automotive Division consists of retail automotive dealerships, the Company's subsidiary Major Fleet and Leasing, Inc. ("Major Fleet") and any related entities. The Computer Products and Telecommunications Division is comprised of all non-automotive operations including the Company's subsidiaries Computer Business Sciences, Inc., and IG2, Inc.

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

Results of Operations - Six-Month Periods Ended June 30, 1999 and June 30, 1998

      Revenues. Revenues for the six-month period ended June 30, 1999 increased to approximately $101.1 million or $ 74.0 million over the prior comparable period's revenue of $27.1 million. Such increase was almost solely attributable to the revenues of Major Auto, which were $99.9 million for the 1999 period as compared with Major Auto's revenues of $26.1 million in the period May 14, 1998 to June 30, 1998. A comparison of the average monthly revenue for Major Auto for the seven and one-half month period it was owned by the Company in 1998 with the average monthly revenue generated by Major Auto during the first six months of 1999 shows an approximate 28% increase in 1999. Management believes that this increase in average monthly sales is primarily attributable to Major Auto's successful efforts in selling used vehicles at its expansive facility in Long Island City, New York. Average monthly used car sales revenues increased almost 40% in the 1999 period as more than 400 used cars were sold during each of the months in the 1999 period with more than 500 sold in June 1999. Major Auto's initiatives included extensive Internet promotions, local advertising in all media and the branding of its used car operation as "Major World." Additionally, the relatively mild winter in the New York Metropolitan area contributed to increased sales during these months when automotive sales, traditionally, decrease. The results of this period are not necessarily indicative of the results for any future period or the full year of 1999.

      Cost of Sales. The cost of sales of $85.2 million attributable to Major Auto's operations for the six months ended June 30, 1999 is the significant component of the total cost of sales of $85.8 million for the period. In the comparable prior period, Major Auto's cost of sales aggregated $23.0 million from its acquisition on May 14, 1998 to June 30,1998.

      Gross profit. Of the total gross profit of $15.2 million for the six months ended June 30, 1999, Major Auto generated almost $14.9 million. Gross profit as a percentage of sales for Major Auto during the 1999 period was 14.6%. Although there was no comparable amount for the first quarter of 1998, the gross profit percentage for Major Auto was 11.8% in the period May 14, 1998 to June 30, 1998 and 13.8% for the seven and one-half month period May 14, 1998 to December 31, 1998. Management believes that the increase in gross profit percentage is primarily attributable to the increased volume of used vehicle sales as a percentage of total sales during the first six months of 1999, as compared with each of the 1998 periods.

      Selling, general and administrative ("S G & A") expense. In the six months ended June 30, 1999, S G & A expenses increased approximately $11.1 million to $13.8 million from $2.7 million. Substantially all of this increase resulted from the acquisition of Major Auto. S G & A expenses attributable to Major Auto increased approximately $9.4 million to an aggregate of $11.2 million in the first half of l999 from $1.8 million for the period May 14, 1998 to June 30, 1998. S G & A expenses of the Computer Products and Telecommunications division increased almost $1 million in 1999 from the prior comparable period. This increase was substantially attributable to the IG2, Inc. development activities.

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

Results of Operations - Three-Month Periods Ended June 30, 1999 and June 30,
1998

      Revenues. Revenues for the three-month period ended June 30, 1999 increased approximately $28.2 million over the prior comparable period to $54.8 million. Such increase was almost solely attributable to the revenues of Major Auto, which were $54.2 million for the 1999 quarter as compared with the Major Auto's revenues of $26.1 million in the period May 14, 1998 to June 30, 1998.

      Cost of Sales. The cost of sales of $46.2 million attributable to Major Auto's operations for the three months ended June 30, 1999, is the significant component of the total cost of sales of $46.7 million for the period. In the comparable prior period, Major Auto's cost of sales aggregated $23.0 million from its acquisition on May 14, 1998 to June 30, 1998.

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

      S G & A expense. In the three months ended June 30, 1999, S G & A expenses increased approximately $ 5.1 million to almost $7.4 million, from $2.3 million. Almost all of this increase resulted from the acquisition of Major Auto. S G & A expenses attributable to Major Auto aggregated $6.1 million in the second quarter of 1999 as compared to $1.8 million for the period May 14, 1998 to June 30, 1998.

      Interest expense. Interest expense had a net increase of $122,000 to $434,000 in the second quarter of 1999 from interest expense of $312,000 incurred in the comparable prior period. This is primarily related to the $106,000 increase incurred by Major Auto in its floor planning and acquisition financing.

Assets, Liquidity and Capital Resources-June 30, 1999

      At June 30, 1999, total assets of the Company were $65.0 million, an increase of approximately $14.5 million from December 31, 1998. This increase is primarily related to the increase in Major Auto's accounts receivable of approximately $5.8 million, the increase in Major Auto's inventories of almost $1.0 million and a net increase in cash of approximately $5.2 million. The increase in accounts receivable and inventories is directly related to Major Auto's increased sales levels during the first half of 1999. The increase in cash is primarily attributable to the net proceeds from the private placement of the Company's common stock in June 1999. The net proceeds, after cash expenditures for fees, expenses and redemption of debentures, amounted to approximately $3.5 million. Additionally, Major Auto's cash increased to almost $2.0 million at June 30, 1999 compared with approximately $750,000 at December 31, 1998.

      The net increase in the Company's cash of $5,198,871 for the six months ended June 30, 1999 was primarily attributable to $5,271,515 generated through its financing activities. This was the net effect of the net proceeds of $5,765,999 from a private placement of the Company's common stock in June 1999 and proceeds from the sale of $2,750,000 in 12% convertible debentures as offset by repayment of $2,337,500 of the debentures, payments of an aggregate of $775,793 of long-term and short-term debt and the purchase of treasury stock for $131,191.

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

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

            Reclassification of Financial Statements

      On February 7, 2000, the Company announced that its Board of Directors had determined to continue the development of the Company's non-automotive operations which had previously been classified in its financial statements as discontinued operations for financial reporting purposes. Pursuant to Emerging Issues Task Force ("EITF") 90-16: Accounting for Discontinued Operations Subsequently Retained, the Company is filing this amendment to its Form 10-QSB for the fiscal quarter ended June 30, 1999 to reflect the reclassification of its financial statements in connection with its decision to continue the Company's non-automotive operations.

Item 6. Exhibits and Reports on Form 8-K

      Exhibit 27. Financial Data Schedule

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FIDELITY HOLDINGS, INC.


Date: February 25, 2000                      /s/ Doron Cohen
                                             ------------------------------
                                             Doron Cohen, President & CEO