Form 10KSB
period 1999-12-31
FIDELITY HOLDINGS INC
filed 2000-04-13
CIK 1009779

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

  |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                   For the fiscal year ended December 31, 1999

                 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   for the transition period from ____ to ____

                         Commission file number 0-29182

                             Fidelity Holdings, Inc.

                 (Name of Small Business Issuer in its Charter)

                   Nevada                                  11-3292094
      (State or Other Jurisdiction of                   (I.R.S. Employer
       Incorporation or Organization)                  Identification No.)

80-02 Kew Gardens Road, Suite 5000 Kew Gardens, New York      11415
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

         Yes |X|  No |_|

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      Issuer's revenues for its most recent fiscal year: $210,814,104

      The approximate aggregate market value of the Company's common stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of April 5, 2000 was approximately $135,725,277. The number of shares outstanding of the Company's common stock on April 5, 2000, was 25,620,203 shares.

                                     PART I

Item 1. Description of Business.

The statements which are not historical facts contained in this Annual Report are forward looking statements that involve risks and uncertainties, including, but not limited to, possible delays in our expansion efforts, changes in automotive, telephony and communication markets and technologies, government regulation, the nature of possible supplier or customer arrangements which may become available to the Company in the future, possible technological obsolescence, uncollectible accounts receivable, slow moving inventory, lack of adequate financing, increased competition and unfavorable general economic conditions. The Company's actual results may differ materially from the results discussed in any forward looking statement. Unless otherwise indicated, all references to the number of our shares of common stock gives effect to our 3 for 2 stock splits effectuated in June 1999 and January 2000.

General

      Fidelity Holdings, Inc. ("we" or the "Company") was incorporated in Nevada on November 7, 1995. We historically have operated as a holding company and, accordingly, we derive our revenues solely from our operating subsidiaries. Our first full year of operations was 1996. Our operating subsidiaries have been grouped into two divisions: Automotive and Technology. Unless otherwise indicated, all references to the "Company" or "we" include reference to the subsidiaries of the Company.

o     Automotive Division

      The Automotive Division operates through the Major Dealer Group ("Major Dealer Group"), a leading consolidator of automobile dealerships in the New York metropolitan Area which operates through nine retail automobile franchises. The leasing operations are included in the Automotive Division and consist of providing leases and other financing. Such activities are directed primarily toward the automotive vehicle market.

o     Technology Division

      The Technology Division, headed by Computer Business Services, Inc. ("CBS"), has operated through voice processing and computer telephony technology divisions. Through CBS, we provide a broad range of telecommunications services. Included in CBS's telecommunications product lines are (i) its proprietary software which enables consumers to place long-distance telephone calls at discounted rates and (ii) a variety of sophisticated interactive voice response applications. This division also developed, and presently markets and sells, a proprietary computer software system that provides multi-lingual accounting and business management applications. Additionally, the Technology Division, through our IG2, Inc. subsidiary, is developing a sophisticated, technological, leading edge network, the IG2(R) Network, that is seeking to take advantage of the convergence of data, voice and multi-media. We have qualified IG2 as a CLEC in the majority of our planned jurisdictions and have incurred substantial expenditures in connection with the IG2(R) Network's development. Also included in the Technology Division is our plastics and utility products operations, which currently consist of a development-stage company. Our proprietary prototypes include a line of spa and bath fixtures for use in whirlpool baths, spas, tubs and swimming pools and a light-weight, structurally strong, prefabricated conduit for underground electrical cables. As these products are still under development, no commercial sales have as yet been made.

o     1999 Summary

      The year 1999 has been one of significant change for us. In the prior year, our Board of Directors determined to explore the possible divestiture of our non-automotive operations. At the same time, we continued to invest in development activities relating to these operations in order to enhance both their potential marketability and internal prospects. In particular, IG2, Inc. required substantial investment in development and licensing. Part of this investment was the application and review process relating to obtaining CLEC licenses in each of the markets in which IG2, Inc. envisions operating in order to gain nationwide coverage. By year-end 1999, we had obtained CLEC status in 25 states covering 54 of its planned 62 markets and is currently licensed in 60 such markets. Additional investments were made in staffing, engineering, research and equipment in order to maximize the potential of this operation. Although the Automotive Division maintained a historical high gross profit level of approximately $33 million for 1999, such technology-related expenditures were primarily responsible for our 1999 net loss of more than $3.5 million.

Automotive Division

      Major Auto Acquisition

      On April 21, 1997, we and our wholly-owned subsidiary, Major Acquisition Corp., entered into a merger agreement (the "Merger Agreement") with Major Automotive Group, Inc. ("Major Auto") and its sole stockholder, Bruce Bendell, who is our Chairman and the beneficial owner of approximately 36.3% of our outstanding common stock. Mr. Bendell owned all of the issued and outstanding shares of common stock of Major Chevrolet, Inc. ("Major Chevrolet") and Major Subaru, Inc. ("Major Subaru") and 50% of the issued and outstanding shares of common stock of Major Dodge, Inc. ("Major Dodge") and Major Chrysler, Plymouth, Jeep Eagle, Inc. ("Major Chrysler, Plymouth, Jeep Eagle"), which, collectively, operated five franchised automobile dealerships (collectively, the "Major Auto Group").

      On May 14, 1998, pursuant to the Merger Agreement, Bruce Bendell contributed to Major Auto all of his shares of common stock of Major Chevrolet, Major Subaru, Major Dodge and Major Chrysler, Plymouth, Jeep Eagle. Major Acquisition Corp. then acquired from Bruce Bendell all of the issued and outstanding shares of common stock of Major Auto in exchange for shares of a new class of our preferred stock. Major Acquisition Corp. purchased the remaining 50% of the issued and outstanding shares of common stock of Major Dodge and Major Chrysler, Plymouth, Jeep Eagle from Harold Bendell, Bruce Bendell's brother, for $4 million in cash pursuant to a stock purchase agreement. In addition, Major Acquisition Corp. acquired two related real estate components (the "Major Real Estate", defined hereinafter) from Bruce Bendell and Harold Bendell (collectively the "Bendells") for $3 million.

      The preferred stock issued to Bruce Bendell is designated as the "1997-MAJOR Series of Convertible Preferred Stock." It has voting rights and is convertible into our common stock. The number of shares of common stock into which the 900,000 shares of 1997-MAJOR Series of Convertible Preferred Stock issued to Mr. Bendell were originally convertible was 4.05 million shares. The foregoing acquisitions from Major Auto and Harold Bendell are collectively referred to herein as the "Major Auto Acquisition."

      The Merger Agreement allocated the value of the consideration paid to Bruce Bendell as follows: (i) 61% to Major Chevrolet; (ii) 5.8% to Major Subaru;
(iii) 16.6% to Major Dodge; and (iv) 16.6% to Major Chrysler, Plymouth, Jeep Eagle. The stock purchase agreement allocated 50% of the value of the consideration paid to Harold Bendell to each of Major Dodge and Major Chrysler, Plymouth, Jeep Eagle, respectively.

      To finance the cash portion of the Major Auto Acquisition, which aggregated $7 million ($4 million for Harold Bendell and $3 million to purchase the Major Real Estate), Major Acquisition Corp. borrowed $7.5 million from Falcon Financial, LLC ("Falcon") pursuant to a loan and security agreement dated May 14, 1998, for a 15 year term at an interest rate of 10.18%. Prepayment is not permitted for the first five years, after which time prepayment may be made, in full only, along with the payment of a premium.

      The collateral securing the Falcon loan transaction includes the Major Real Estate and, subject to the interests of any current or prospective "floor plan or cap loan lender," the assets of Major Acquisition Corp. Major Acquisition Corp. is required to comply with certain financial covenants related to net worth and cash flow. In addition, we provided an unconditional guarantee of the Falcon loan pursuant to a guarantee agreement dated May 14, 1998.

      General

      The Major Dealer Group is one of the largest volume automobile retailers in New York City. Major Auto owns and operates the following five franchised automobile dealerships in the New York metropolitan area: (i) Chevrolet; (ii) Chrysler and Plymouth; (iii) Dodge; (iv) Jeep; and (v) Subaru. In addition, the Major Dealer Group owns two other franchised dealerships in the New York Metropolitan area: (i) Kia and (ii) Lincoln-Mercury. Major Auto also distributes

General Motors vehicles in the former Soviet Union. Through its dealerships, Major Auto sells new and used automobiles, provides related financing, sells replacement parts and provides vehicle repair service and maintenance.

      Major Auto's President, Bruce Bendell, has approximately 28 years experience in the automobile industry. He began selling and leasing used vehicles in 1972 and has owned and managed franchised automobile dealerships since he acquired Major Auto's Chevrolet dealership in 1985. Under Mr. Bendell's leadership, Major Dealer Group has expanded from a single-franchise dealership having approximately $10 million in revenues and 25 employees in 1985 to a nine-franchise dealership group having more than $200 million in revenues and more than 250 employees in 1999.

      Industry Background

      According to industry data from the National Automobile Dealers Association ("NADA data"), on average in 1999, new vehicle sales constitute 60% of a franchised dealership's total sales. Unit sales of new vehicles rose 4.3% in 1999 to a total of 16.9 million units sold. At an average retail selling price of $24,445 per vehicle, new vehicle sales totaled approximately $413 billion in 1999. From 1994 to 1999 sales revenue from the sale of new vehicles increased approximately 42%. The annual net profit before taxes of the typical United States franchised dealer is estimated to be $500,000.

      According to NADA data, on average in 1999, used vehicle sales constitute 29.2% of a franchised dealership's total sales. In 1999, franchised new vehicle dealers sold 11.1 million retail used vehicles. At an average selling price of $13,236 per vehicle, used vehicle sales totaled approximately $147 billion in 1999. From 1994 to 1999 sales revenue from the retail sale of used vehicles increased approximately 32% and the combined sales revenue from the retail and wholesale sale of used vehicles increased approximately 36%. The annual net profit of the typical United States franchised dealer's used vehicle department, including wholesale and retail, is estimated to be $154,311. The NADA data cites that for all United States dealerships, the net profit from sales of used vehicles is approximately three times the net profit from the sales of new vehicles. No assurance can be given that results of Major Auto's operations will conform to NADA's industry results.

      The following table sets forth information regarding vehicle sales by franchised new vehicle dealerships for the periods indicated:

                UNITED STATES FRANCHISED DEALER'S VEHICLES SALES

                                       1994       1995       1996       1997       1998       1999
                                      ------     ------     ------     ------     ------     ------
                                                    (Units in millions; dollars in billions)
New vehicle unit sales                  15.1       14.8       15.1       15.1       16.2       16.9
New vehicle sales revenue(1)          $290.0     $303.0     $328.0     $338.2     $383.0     $413.1
Used vehicle unit sales-retail          10.9       11.4       11.9       12.0       12.2       11.1
Used vehicle retail sales revenue     $111.0     $126.0     $137.0     $145.2     $153.0     $146.9
Used vehicle unit sales-wholesale        6.8        7.0        7.2        7.1        7.1        7.6
Used vehicle wholesale sales revenue  $ 27.7     $ 30.3     $ 33.4     $ 34.6     $ 35.7     $ 38.2

(1) Sales revenue figures were generated by multiplying the total unit sales by the average retail selling price of the vehicle for the given year. Source:
National Automobile Dealers Association (NADA) Data, 2000 (1999 data preliminary and estimated).

      In addition to revenues from the sale of new and used vehicles, automotive dealerships derive revenues from repair and warranty work, sale of replacement parts, financing and credit insurance and the sale of extended warranty coverage. According to NADA data, revenues resulting from service and parts sales increased approximately 3% in 1999 for franchised dealerships, a portion of which is accounted for by the increase in the amount of used vehicle reconditioning. Revenue from parts and services constitutes, on average, approximately 11.2% of a franchised dealership's total sales.

      Automotive dealerships' profits vary widely and depend in part upon the effective management of inventory, marketing, quality control and responsiveness to customers. According to NADA data, in 1998, total franchised dealership gross profits were, on average, $3.5 million, with an average net profit before taxes of $500,000.

      To reduce the costs of owning a new vehicle, in recent years, automobile manufacturers have offered favorable short-term lease terms. This has attracted consumers to short-term leases and has resulted in consumers returning to the new vehicle market sooner than if they had purchased a new vehicle with longer-term financing. In addition, this has provided new car dealerships with a continuing source of off-lease vehicles and has also enabled dealerships' parts and service departments to provide repair service under factory warranty for the lease term.

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

      The Major Dealer Group believes that franchised automobile dealerships will continue to consolidate because the capital required to operate dealerships continues to increase, many dealership owners are approaching retirement age and certain automobile manufacturers want to consolidate their franchised dealerships to strengthen their brand identity. For example, management believes that General Motors Corporation is implementing a strategy to reduce its franchised dealerships by 1,500 from 8,400 by the year 2000. Ford Motor Company has also been seeking to reduce the number of its franchises as part of a campaign to upgrade its retail networks and make the dealers that remain more profitable. The Major Dealer Group believes that dealership groups that have significant equity capital and experience in acquiring and running dealerships will have an opportunity to acquire additional franchised dealerships.

      Operating Strategy

      The Major Dealer Group's operating strategy is to continually increase customer satisfaction and loyalty and to increase operating efficiencies. Key elements of this operating strategy are as follows:

      Major World Branding. The Major Dealer Group has established its Major World brand and www.majorworld.com Internet brand for its current used car operations and those of the Major Dealer Group's participating regional dealerships. With centralized buying and advertising as its focus, Major World is a natural extension of its efforts in its regional acquisition strategy and its accomplishments in used car sales through its dealerships in the New York metropolitan area.

      Internet Sales and Other Technology. The Major Dealer Group believes that it has achieved a competitive advantage through the use of technology. The Major Dealer Group was one of the first dealership groups to provide its customers with a 1-800 telephone number and price quotations via facsimile. During the past several years, the Major Dealer Group has increased its revenue to a present level of more than $1 million each month from its Internet website, www.majorworld.com, and other electronic media such as Bloomberg. The Major Dealer Group presently enables its customers to obtain credit approvals over the telephone via its proprietary Talkie(R)-AutoCom, a customized application of our "Talkie(R)" telephone interactive voice response system (see "Technology Division -- Talkie(R)"), that operates 24 hours per day, seven days per week and in nine different languages. The Major Dealer Group is presently expanding its use of Talkie(R)-AutoCom to permit customers to obtain answers to the most frequently asked questions, obtain price quotes, place orders, schedule and confirm service appointments, obtain directions to the dealership and request faxes of product and price information. The Major Dealer Group is also intending to expand its use of Talkie(R)-AutoCom to call its customers automatically to notify them of required maintenance, sales and promotions and to solicit customer satisfaction information. In addition, Major Dealer Group intends to explore new ways to use technology to provide better customer service and is working to install Major Browse N Talk (TM) for use on the Major website to enable immediate customer service response.

      Focus on Used Vehicle Sales. A key element of the Major Dealer Group's operating strategy is to focus on the sale of used vehicles. In 1999, approximately 11.1 million used cars were sold retail by dealers, over fifty percent more than the number of such sales in 1980. Sales of used vehicles are generally more profitable than sales of new vehicles. Management believes that the New York metropolitan area is one of the largest markets for used car sales in the United States and that the Major Dealer Group sells more used cars in the New York metropolitan area than any other automobile dealership or dealership group. The Major Dealer Group strives to attract customers and enhance buyer satisfaction by offering multiple financing and leasing options and competitive warranty products on every used vehicle it sells. The Major Dealer Group believes that a well-managed used vehicle operation affords it an opportunity to: (i) generate additional customer traffic from a wide variety of prospective buyers; (ii) increase new and used vehicle sales by aggressively pursuing customer trade-ins; (iii) generate incremental revenues from customers financially unable or unwilling to purchase a new vehicle; and (iv) increase ancillary product sales to improve overall profitability. To maintain a broad selection of high-quality used vehicles and to meet local demand preferences, the Major Dealer Group acquires used vehicles from trade-ins and a variety of sources nationwide, including direct purchases from individuals and fleets, and manufacturers' and independent auctions. The Major Dealer Group believes that the price at which it acquires used vehicles is the most significant factor contributing to the profitability of its used vehicle operations. The Major Dealer Group believes that, because of the large volume of used vehicles that it sells each month and the more than 28 years of experience in the used vehicle business of its senior management, it is able to identify quality used vehicles, assess their value and purchase them for a favorable price.

      Emphasize Sales of Higher Margin Products and Services. The Major Dealer Group generates substantial incremental revenue and achieves increased profitability through the sale of certain ancillary products and services such as financing, extended service contracts and vehicle maintenance. The Major Dealer Group provides its employees with special training and compensates them, in part, with commissions based on their sales of such products and services. The Major Dealer Group believes that these ancillary products and services enhance the value of purchased or leased vehicles and increase customer satisfaction.

      Provide a Broad Range of Products and Services. The Major Dealer Group offers a broad range of products and services, including an extensive selection of new and used cars and light trucks, vehicle financing, replacement parts and service. At its various locations, the Major Dealer Group offers, collectively, nine makes of new vehicles, including Chevrolet, Chrysler, Plymouth, Dodge, Jeep and Subaru, Kia, Lincoln and Mercury. In addition, the Major Dealer Group sells a variety of used vehicles at a wide range of prices. The Major Dealer Group believes that offering numerous makes and models of vehicles, both new and used, appeals to a broad cross section of customers, minimizes dependence on any one automobile manufacture, and helps reduce its exposure to supply problems and product cycles.

      Operate Multiple Dealerships in Target Market. The Major Dealer Group's goal is to become the leading automotive dealer in its target market by operating multiple dealerships in that market. To accomplish this, the Major Dealer Group seeks to acquire new franchises in its existing market and to expand its existing franchises to new markets. This strategy enables the Major Dealer Group to achieve economies of scale in advertising, inventory management, management information systems and corporate overhead.

      Target Sales to Ethnic Groups. Because the New York metropolitan area, the Major Dealer Group's primary market, is ethnically diverse, the Major Dealer Group targets its selling efforts to a broad range of ethnic groups. In addition to offering pre-paid international telephone calling time, the Major Dealer Group employs a multi-lingual sales force and intends to expand its electronic media to accommodate multiple languages.

      Leverage the Sale of International Calling Time. The Major Dealer Group offers customers pre-paid international telephone calling time in connection with the purchase or lease of its automobiles. To accomplish this, the Major Dealer Group utilizes our proprietary Talkie(R) technology, which is able to provide users with international calling time at sharply discounted rates. Because the Major Dealer Group purchases telephone time from us at below-market rates, the cost to the Major Dealer Group of implementing this program is minimal compared with the savings realized by its customers. The Major Dealer Group's primary market, the New York metropolitan area, is home to many diverse ethnic groups who have family and friends whom they frequently call in their native countries. By offering pre-paid international telephone calling time with the purchase or lease of a vehicle, the Major Dealer Group believes that it adds value to its customers and thereby increases customer satisfaction and loyalty.

      Employ Professional Management Techniques. The Major Dealer Group employs professional management techniques in all aspects of its operations, including information technology, employee training, profit-based compensation and cash management. Each of the Major Dealer Group's dealership locations, its centralized used vehicle operation and its service and parts operations is managed by a trained and experienced general manager who is primarily responsible for decisions relating to inventory, advertising, pricing and personnel. The Major Dealer Group compensates its general managers based, in part, on the profitability of the operations they control rather than on sales volume. The Major Dealer Group's senior management meets weekly with its general managers and utilizes computer-based management information systems to monitor each dealership's sales, profitability and inventory on a daily basis and to identify areas requiring improvement. The Major Dealer Group believes that the application of its professional management techniques provides it with a competitive advantage over other dealerships and dealership groups.

      Growth Strategy

      We intend to expand our automotive business by acquiring additional dealerships and improving their performance and profitability by implementing our operating strategy. As part of our growth strategy, we intend to focus our efforts on dealerships or dealer groups that, among other criteria, possess either the sole franchise of a major automobile manufacturer or a significant share of new vehicle sales in each targeted market and that we believe are underperforming. In evaluating potential acquisition candidates, we will also consider the dealership's or dealer group's profitability, customer base, reputation with customers, strength of management and location (e.g., along a major thoroughfare or interstate highway), and the possibility that we will be able to acquire additional franchises in that market to achieve larger market share. Major Dealer Group believes that the most attractive acquisition candidates can be found in the greater New York metropolitan area, but we may consider acquisitions in other markets. The financing of such acquisitions may involve expending cash, incurring debt or issuing equity securities, which could have a dilutive effect on our then outstanding capital stock. We, like all other automotive dealership holding companies, will continue to be subject to the requirement of obtaining prior approval for each acquisition from the appropriate automotive manufacturer.

      Upon completing an acquisition, we intend to implement our operating strategy, which includes selling more new and used vehicles, increasing finance revenues, enhancing employee training, lowering purchasing costs for used car inventories, supplies and outside vendor expenses. We also intend to install our management information system in acquired dealerships as soon as possible after the acquisition, which will allow our senior management to carefully monitor each aspect of the dealership's operations and performance. Whenever possible, we intend to implement our strategies and operation procedures prior to the closing of an acquisition to enable us to accelerate the implementation of our operating strategy after closing. See "Operating Strategy." No assurance can be given that we will successfully locate suitable acquisition candidates, or even if such candidates are located and acquired, that such acquisitions will ultimately prove profitable to us.

      We believe that Major Dealer Group's management team has considerable experience in evaluating potential acquisition candidates, determining whether a particular dealership can be successfully integrated into the Major Dealer Group's existing operations and implementing our operating strategy to improve our performance and profitability following the acquisition. We also believe that an increasing number of acquisition opportunities will become available to us. See "Industry Background" and "Proposed Acquisitions."

      Dealership Operations

      Major Dealer Group owns and operates seven automobile franchises at five locations in Long Island City, New York and two franchises in one location in Orange, New Jersey. Major Dealer Group conducts its parts and service business and its used vehicle business from three additional locations in Long Island City. Major Dealer Group offers the following nine makes of new vehicles:
Chevrolet, Chrysler, Plymouth, Dodge, Jeep, Subaru, Kia, Lincoln and Mercury. Each location is run by a separate manager who is responsible for overseeing all aspects of the business conducted at that location. Each of the parts and service locations has two managers, one for parts and one for service. Each manager meets with Major Dealer Group's senior management, including Bruce Bendell and Harold Bendell, on a weekly basis.

      Bruce Bendell and Harold Bendell are responsible for senior-level management of the dealerships. The Bendell brothers' management control is accomplished through (i) their ownership of 100 shares of our 1997A-MAJOR AUTOMOTIVE GROUP Series of Preferred Stock (of which shares Bruce Bendell has a proxy to vote the 50 shares of the 1997A-MAJOR AUTOMOTIVE GROUP Series of Preferred Stock owned by Harold Bendell for a seven-year period which commenced on January 7, 1998) which carries voting rights allowing them to elect a majority of the Board of Directors of Major Auto, and (ii) a related management agreement. See "Description of Securities-Preferred Stock-1997A-MAJOR AUTOMOTIVE GROUP Series of Preferred Stock" and "Certain Relationships and Related Transactions" below. Should either of the Bendell brothers cease managing the dealerships, the management agreement provides that ownership of his 1997A-MAJOR AUTOMOTIVE GROUP Series of Preferred Stock shares and his management rights under the management agreement will be automatically transferred to the other, and should both brothers cease managing the dealerships for any reason, the shares and management rights will be automatically transferred to a successor manager designated in a successor addendum to each dealership agreement or, failing such designation, to a successor manager designated by us (subject to approval by the applicable manufacturers).

      New Vehicle Sales. Major Dealer Group sells the complete product line of cars, sport utility vehicles, minivans and light trucks manufactured by Chevrolet, Chrysler, Plymouth, Dodge, Jeep, Subaru, Kia and Lincoln Mercury. For the year ended December 31, 1999, Major Dealer Group's dealerships sold new vehicles generating total sales of approximately $88,920,000, which constituted approximately 43% of Major Dealer Group's total revenues. Major Dealer Group's gross profit margin on new vehicle sales for the year ended December 31, 1999 was approximately 9.4%, which is significantly higher than the industry average of 6.4%. The relative percentages of Major Dealer Group's new vehicle sales among makes of vehicles for the year ended December 31, 1999 was as follows:

                                            Percentage of
      Manufacturer                          New Vehicle Sales
      ------------                          -----------------

      Chevrolet                                   41%
      Chrysler, Plymouth
      and Jeep                                    22%
      Dodge                                       24%
      Subaru and Kia                              10%
      Lincoln-Mercury                              3%

      The following table sets forth information with respect to Major Dealer Group's new vehicle sales for the year ended December 31, 1999:

                                                   NEW VEHICLE SALES
                                                (dollars in thousands)

      Unit sales                                        3,716
      Sales revenue                                   $88,920
      Gross Profit                                    $ 8,381
      Gross Profit Margin                                 9.4%

      Major Dealer Group purchases substantially all of its new vehicle inventory directly from the respective manufacturers who allocate new vehicles to dealerships based upon the amount of vehicles sold by the dealership and the dealership's market area. As required by law, Major Dealer Group posts the manufacturer's suggested retail price on all new vehicles, but the final sales price of a new vehicle is typically determined by negotiation between the dealership and the purchaser.

      In addition to its dealership operations, Major Dealer Group has a distributorship agreement with General Motors pursuant to which Major Dealer Group distributes new vehicles manufactured by General Motors in the former Soviet Union. Major Dealer Group generally receives a deposit on the purchase price of the vehicle from the local dealer and releases the vehicle to the dealer upon full payment of the balance of the wholesale purchase price plus a percentage of the dealer's profit on the sale. Major Dealer Group intends to expand its distributorship operation in the future to include the sale of used vehicles. To facilitate this facet of its operations, we entered into a consulting agreement with Clemont Investments Ltd. ("Clemont"), a consulting firm which provides business advisory services regarding the establishment in Europe of branches or operations of U.S. based companies. See "Certain Relationships and Related Transactions."

      Used Vehicle Sales. Major Dealer Group offers a wide variety of makes and models of used vehicles for sale. For the year ended December 31, 1999, Major Dealer Group sold 7,696 used vehicles generating total sales of approximately $108,000,000, which constituted approximately 52% of Major Dealer Group's total revenues. Major Dealer Group gross profit margin on used vehicle sales for the year ended December 31, 1999 was approximately 18.4%, as compared with the industry average of 10.7%. Major Dealer Group is one of the largest sellers of used vehicles in the New York metropolitan area.

      Major Dealer Group has, in the New York City area, consolidated its used vehicle operations for its various dealerships at a single site and has another site in Orange, New Jersey. Major Dealer Group acquires the used vehicles it sells through customer trade-ins, at "closed" auctions which may be attended by only new vehicle dealers and which offer off-lease, rental and fleet vehicles, and at "open" auctions which offer repossessed vehicles and vehicles being sold by other dealers.

      Major Dealer Group believes that the market for used vehicles is driven by the escalating purchase price of new vehicles and the increase in the quality and selection of used vehicles primarily due to an increase in the number of popular cars coming off short-term leases.

      The following table sets forth information with respect to Major Dealer Group's used vehicle sales for the year ended December 31, 1999:

                                           USED VEHICLE SALES
                                         (dollars in thousands)

      Unit sales                                 7,696
      Sales revenue                           $108,265
      Gross Profit                            $ 19,946
      Gross Profit Margin                        18.4%

      Parts and Service. Major Dealer Group provides parts and service primarily for the makes of new vehicles that it sells, but also services other makes of vehicles. For the period ended December 31, 1999, Major Dealer Group's parts and service operations generated total revenues of approximately $10,033,000, which constituted approximately 5% of Major Dealer Group's total revenues at a gross profit margin of approximately 39%.

      The increased use of electronics and computers in vehicles makes it more difficult for independent repair shops to retain the expertise to perform major or technical repairs. In addition, because motor vehicles are increasingly more complex and are subject to longer warranty periods, Major Dealer Group believes that repair work will increasingly be performed at dealerships that have the sophisticated equipment and skilled personnel necessary to perform the repairs.

      Major Dealer Group considers its parts and service departments to be integral to its customer service efforts and a valuable opportunity to strengthen customer relations and deepen customer loyalty. Major Dealer Group attempts to notify owners of vehicles purchased at its dealerships when their vehicles are due for periodic service, thereby encouraging preventative maintenance rather than post-breakdown repairs.

      Major Dealer Group's parts and service business provides a stable, recurring revenue stream to its dealerships. In addition, Major Dealer Group believes that, to a limited extent, these revenues are countercyclical to new vehicle sales, since vehicle owners may repair their existing vehicles rather than purchasing new vehicles. Major Dealer Group believes that this revenue stream helps mitigate the effects of a downturn in the new-vehicle sales cycle.

      Major Dealer Group does not operate a body shop, but instead contracts with third parties for body repair work.

      The following table sets forth information with respect to Major Dealer Group's sales of parts and services for the year ended December 31, 1999:

                                        SALES OF PARTS AND SERVICES
                                          (dollars in thousands)

      Sales Revenue                             $10,033
      Gross Profit                              $ 3,896
      Gross Profit Margin                           39%

      Vehicle Financing. Major Dealer Group provides a wide variety of financing and leasing alternatives for its customers. Major Dealer Group believes that its customers' ability to obtain financing at its dealerships significantly enhances Major Dealer Group's ability to sell new and used vehicles. Major Dealer Group believes that its ability to provide its customers with a variety of financing options provides Major Dealer Group with an advantage over many of its competitors, particularly smaller competitors that do not have sufficient sales volumes to attract the diversity of financing sources available to Major Dealer Group.

      In most instances, Major Dealer Group assigns its vehicle finance contracts and leases to third parties, instead of directly financing vehicle sales or leases, which minimizes the credit risk to which Major Dealer Group is exposed. Major Dealer Group typically receives a finance fee or commission from the third party, which provides the financing. In certain limited instances in which Major Dealer Group determines that its credit risk is manageable, estimated by Major Dealer Group to be less than 1% of its vehicles sales and leases, Major Dealer Group directly finances the purchase or lease of a vehicle. In such instances, Major Dealer Group bears the credit risk that the customer will default, but will have the right to repossess the vehicle upon default. Major Dealer Group maintains relationships with a wide variety of financing sources, including commercial banks, automobile finance companies, other financial institutions and our subsidiary, Major Fleet. Major Fleet purchases less than 1% of Major Dealer Group's leases, and none of Major Dealer Group's finance contracts.

      Sales and Marketing

      Major Dealer Group believes marketing and advertising are significant to its operations. As is typical in its industry, Major Dealer Group receives a subsidy for a portion of its expenses from the automobile manufacturers with which Major Dealer Group has franchise agreements. The automobile manufacturers also assist Major Dealer Group by providing it with market research to develop its own advertising.

      Major Dealer Group's marketing effort is conducted over numerous forms of media including television, newspaper, direct mail, billboards and the Internet. Major Dealer Group's advertising seeks to promote its image as a reputable dealer offering quality products at affordable prices and with attractive financing options. Each of Major Dealer Group's dealerships periodically offers price discounts or other promotions to attract additional customers. The individual dealerships' promotions are coordinated by Major Dealer Group and, because Major Dealer Group owns and operates several dealerships in the metropolitan New York market, it realizes cost savings through volume discounts and other media concessions.

      Major Dealer Group's operations have been fostered by its ability to achieve economies of scale with respect to its marketing and advertising. Nationwide, the average cost of marketing and advertising per new vehicle sold in 1999 was approximately $418. Although advertising costs in the New York metropolitan area are generally higher than the national average, Major Dealer Group's cost of marketing and advertising per vehicle sold is approximately equal to the national average. Combined with a substantial increase in media exposure, which resulted in increased volume, it shows the economies that Major Dealer Group has achieved. These lower costs result from the fact that Major Dealer Group: (i) has favorable contracts with four major area daily newspapers;
(ii) advertises in lower-cost niche markets (such as local ethnic markets, employee purchase programs and discount buying services); and (iii) utilizes telephonic marketing and electronic marketing via services such as the Internet.

      Relationships with Manufacturers

      Each of Major Dealer Group's dealerships operates under a separate franchise or dealer agreement which governs the relationship between the dealership and the relevant manufacturer. In general, each dealer agreement specifies the location of the dealership for the sale of vehicles and for the performance of certain approved services in the specified market area. The designation of such areas, the allocation of such areas and the allocation of new vehicles among dealerships is discretionary with the relevant manufacturer. Dealer agreements do not generally provide a dealer with an exclusive franchise in the designated market area. A dealer agreement generally requires that a dealer meet specified standards regarding showrooms, the facilities and equipment for servicing vehicles, the maintenance of inventories, the maintenance of minimum net working capital, personnel training and other aspects of the dealer's business. The dealer agreement also gives the relevant manufacturer the right to approve the dealer's general manager and any material change in management or ownership of the dealership. The dealer agreement provides the relevant manufacturer with the right to terminate the dealer agreement under certain circumstances, such as: (i) a change in control of the dealership without the consent of the relevant manufacturer; (ii) the impairment of the financial condition or reputation of the dealership; (iii) the death, removal or withdrawal of the dealership's general manager; (iv) the conviction of the dealership or the dealership's general manager of certain crimes; (v) the dealer's failure to adequately operate the dealership or to maintain wholesale financing arrangements; (vi) the bankruptcy or insolvency of the dealership; or
(vii) the dealer's or dealership's material breach of other provisions of the dealer agreement. Many of the dealership agreements require the consent of the relevant manufacturer to the dealer's acquisition of additional dealerships. In addition, Major Dealer Group's dealership agreement with General Motors, with respect to its Chevrolet dealership, provides General Motors with a right of first refusal to purchase such dealership.

      The dealership agreement with General Motors imposes on us several additional restrictions. As a consequence of the Major Dealer Group Acquisition, our Chevrolet franchise, and any other General Motors' franchises that we may subsequently acquire, could be at risk if: (i) any person or entity acquires more than 20% of our voting stock with the intention of acquiring additional shares or effecting a material change in our business or corporate structure; or
(ii) if we take any corporate action that would result: (a) in any person or entity owning more than 20% of our voting stock for a purpose other than passive investment; (b) an extraordinary corporate transaction such as a merger, reorganization, liquidation or transfer of assets; (c) a change in the control of our Board of Directors within a rolling one-year period; or (d) the acquisition of more than 20% of our voting stock by another automobile dealer or such dealer's affiliates. If General Motors determines that any of such actions could have a material or adverse effect on its image or reputation in the General Motors' dealerships or be materially incompatible with General Motors' interests, we must either (x) transfer the assets of the General Motors' dealerships to General Motors or a third party acceptable to General Motors for fair market value or (y) demonstrate that the person or entity will not own 20% of our voting stock or that the actions in question will not occur.

      In addition, the General Motors dealer agreement requires that we comply with General Motors' Network 2000 Channel Strategy ("Project 2000"). Project 2000 includes a plan to eliminate 1,500 General Motors dealerships by the year 2000, primarily through dealership buybacks and approval by General Motors of inter-dealership acquisitions, and encourages dealers to align General Motors divisions' brands as may be requested by General Motors. The dealer agreement will require that we bring any General Motors dealership into compliance with the Project 2000 plan within one year of the acquisition. Failure to achieve such compliance may result in termination of the dealer agreement and a buyback of the related dealership assets at book value by General Motors. We believe that Major Dealer Group's Chevrolet dealership currently complies with the Project 2000 guidelines.

      We have also agreed that our dealerships offering new vehicles manufactured by General Motors will not sell new vehicles of other manufacturers.

      New York law, and many other states' laws, limit manufacturers' control over dealerships. In addition to various other restrictions imposed upon manufacturers, New York law provides that, notwithstanding the terms of the dealer agreement with the relevant manufacturer, the manufacturer may not: (i) except in certain limited instances, terminate or refuse to renew a dealership agreement except for due cause and with prior written notice; (ii) attempt to prevent a change in the dealer's capital structure or the means by which the dealer finances dealership operations; or (iii) unreasonably withhold its consent to a dealer's transfer of its interest in the dealership or fail to give notice to the dealer detailing its reasons for not consenting.

      Competition

      The market for new and used vehicle sales in the New York metropolitan area is one of the most competitive in the nation. In the sale of new vehicles, Major Dealer Group competes with other new automobile dealers that operate in the New York metropolitan area. Some competing dealerships offer some of the same makes as Major Dealer Group's dealerships and other competing dealerships offer other manufacturer's vehicles. Some competing new vehicle dealers are local, single-franchise dealerships, while others are multi-franchise dealership groups. In the sale of used vehicles, Major Dealer Group competes with other used vehicle dealerships and with new vehicle dealerships which also sell used cars that operate in the New York metropolitan area. In addition, Major Dealer Group competes with used car "superstores" that have inventories that are larger and more varied than Major Dealer Group's.

      Major Dealer Group believes that the principal competitive factors in vehicle sales are the marketing campaigns conducted by automobile manufacturers, the ability of dealerships to offer a wide selection of popular vehicles, pricing (including manufacturers' rebates and other special offers), the location of dealerships, the quality of customer service, warranties and customer preference for particular makes of vehicles. Major Dealer Group believes that its dealerships are competitive in all of these areas.

      In addition, Major Dealer Group, due to the size and number of automobile dealerships it owns and operates, is larger than most of the independent operators with which it competes. Major Dealer Group's size has historically permitted it to attract experienced and professional sales and service personnel and has provided it with the resources to compete effectively. However, as we enter other markets, we may face competitors that are larger and that have access to greater resources.

      Major Dealer Group believes that its principal competitors within the New York metropolitan area are United Auto Group, a publicly traded company, and Potamkin Auto Group, Burn's Auto Group and Auto-Land, each of which is privately held.

      Governmental Regulation

      Automobile dealers and manufacturers are subject to various Federal and state laws established to protect consumers, including the so-called "Lemon Laws", which require a dealer or manufacturer to replace a new vehicle or accept it for a full refund within a specified period of time, generally one year after the initial purchase, if the vehicle does not conform to the manufacturer's express warranties and the dealer or manufacturer, after a reasonable number of attempts, is unable to correct or repair the defect. Federal laws require that certain written disclosures be provided on new vehicles, including mileage and pricing information. In addition, Major Dealer Group's financing activities are subject to certain statutes governing credit reporting and debt collection.

      As with automobile dealerships generally, and parts and service operations in particular, Major Dealer Group's business involves the use, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as motor oil, waste motor oil and filters, transmission fluid, antifreeze, freon, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline and diesel fuels. Accordingly, Major Dealer Group is subject to Federal, state and local environmental laws governing health, environmental quality, and remediation of contamination at facilities it operates or to which it sends hazardous or toxic substances or wastes for treatment, recycling or disposal. Major Dealer Group believes that it is in material compliance with all environmental laws and that such compliance will not have a material adverse effect on our business, financial condition or results of operations.

      Leasing Operations

      In October 1996, we acquired all of the issued and outstanding shares of stock of Major Fleet & Leasing Corp. ("Major Fleet"). Major Fleet has historically provided lease financing solely for motor vehicles. Major Fleet typically arranges for sale or lease to its customers of new or used vehicles of all makes and models. Major Fleet will purchase the desired vehicle from an automobile dealer and either resell it to its customer for a markup over its cost, or lease the vehicle to the customer and provide the related lease financing. If a customer of Major Fleet wants to purchase or lease a new vehicle that is available from one of Major Dealer Group's dealerships, in almost all cases, Major Fleet will acquire the vehicle from Major Dealer Group and then resell or lease it to its customer. Major Fleet estimates that it acquires approximately 50% of the vehicles it sells and leases from Major Dealer Group.

      In most instances, Major Fleet will broker vehicle finance contracts for, or assign its leases to, third parties instead of directly financing vehicle sales or leases. This minimizes the credit risk to which Major Dealer Group is exposed. In these instances, Major Fleet typically receives a finance fee or commission from the third party who provides the financing. In certain instances, Major Fleet directly finances the lease of a vehicle. When Major Fleet provides lease financing, it bears the credit risk that its customers will default in the payment of the lease installments. In order to minimize its risk of loss, Major Fleet carefully evaluates the credit of its lease customers. It also requires that its lease customers have adequate collision and liability insurance on the leased vehicle and that Major Fleet be named as loss payee and additional insured on the customer's collision and liability insurance policies. Major Fleet does not finance the purchase of the vehicles, so if a customer desires purchase financing, the customer will need to obtain financing from a third party; however, as discussed above, Major Fleet will broker financing contracts.

      Proposed Acquisitions

      We signed a letter of intent to acquire the Long Island, New York based Major of the Five Towns (formerly Nissanland and Kialand), currently doing business as Major Nissan and Major Kia. This dealership is 80% owned by our Chairman, Bruce Bendell. The purchase price is $1,250,000, subject to our receipt of a fairness opinion from an independent appraiser. This dealership has three separate showroom locations. Nicholas Guadagno, President and the 20% shareholder of Major of the Five Towns, is expected to continue to manage day-to-day operations after the completion of the acquisition.

      During the fiscal year 1999, we and Mr. Bendell were negotiating a letter of intent concerning our acquisition of Oyster Bay Nissan, a dealership controlled by Mr. Bendell, but such negotiations have terminated and Mr. Bendell disposed of his interest to an unaffiliated third party.

      We have signed an agreement to acquire Hempstead Mazda, a Long Island, New York based Mazda dealer, from Messrs. Martin Ain and Gary Ain. The purchase is $1.2 million, payable 10% in cash and 90% in the form of our common stock. The acquisition is scheduled to be completed in the second quarter of 2000 and will help secure Major Dealer Group's presence in Long Island, New York. We believe that Hempstead is a market that will allow for continued growth in new and used car sales utilizing the "Major World" brand of marketing.

      We are under contract to acquire Compass Dodge, an Essex County, New Jersey dealer, from Arthur Picon, for which we are awaiting factory approval. With the already acquired Compass Lincoln-Mercury, Major Dealer Group will expand its presence in northern New Jersey. The aggregate purchase prices for these dealerships is $800,000, of which $300,000 is being paid in cash and $500,000 is being paid in the form of our common stock.

      We are also under contract to acquire Brunner Cadillac/Buick/Pontiac, an Essex County, New Jersey dealer, from William Brunner. The purchase price is the assumption of up to $600,000 of the seller's liabilities and $150,000 payable in the form of shares of our common stock. This is an additional step in building a northern New Jersey automotive group that will utilize the "Major World" strategies.

      An agreement has been reached to acquire Major Motors of Pennsylvania, a Hyundai dealer in Stroudsburg, Pennsylvania, from our chairman Bruce Bendell and John McDermott, a 33% owner. A fairness opinion is to be obtained from an independent appraiser before a sale price can be determined.

      We have signed an agreement to purchase 80% of B&L Auto Group Inc., a Bronx, New York-based dealer, from Martin Ligorner, who will remain a 20% owner following the acquisition. This dealership group includes Toyota, Subaru and Kia franchises, and is currently pending final factory approval. The purchase price is $4.0 million, payable $1.4 million in cash, $1.4 million in the form of our common stock and our assumption of $1.2 million of liabilities. The cash portion is subject to adjustment based on the actual net worth of B&L Auto Group at the time of closing and the actual amount of liabilities assumed.

      No assurance can be given that we will successfully consummate any or all of the aforementioned potential acquisitions, or, if consummated, that such acquisitions will ultimately prove profitable to us.

Technology Division

      We, through Computer Business Sciences, Inc., a Delaware corporation ("Computer Business Sciences" or "CBS"), 786710 Ontario Limited, an Ontario corporation doing business as Info Systems, Inc. ("Info Systems"), C.B.S. Computer Business Sciences Ltd., an Israeli corporation ("Computer Business Sciences (Israel)"), and IG2, Inc., a Florida corporation ("IG2"), the four wholly owned or majority owned subsidiaries comprising our Technology operations, currently develop, manufacture, market, sell and service two product lines. The first product line utilizes "Talkie(R)" technology, which consists of proprietary computer software and hardware that (i) permits end users of the technology to place long-distance international telephone calls at discounted rates and (ii) offers end users a broad range of interactive voice response applications such as voice-mail, automatic receptionist, automated order entry, conference calling and faxing. The second product line, "Business Control Software," is a proprietary computer software system that provides multi-lingual general accounting and business management applications.

      We, through IG2, Inc., plan to exploit our technological capabilities in telephony by emphasizing high speed, broadband, multimedia transmission over existing telephone wires, including voice, data, video conferencing and other areas.

      We originally acquired the technology for our telecommunications products (see "Talkie(R)" below) in April 1996 through our acquisition of all of the issued and outstanding capital stock of Info Systems from Dr. Zvi Barak and Sarah Barak (the "Baraks"). A portion of the purchase price for such capital stock consisted of twenty monthly installment payments of $15,000 to the Baraks. In order to secure such installment payments, we granted a security interest to the Baraks in the capital stock of Info Systems and the other assets purchased by us from the Baraks. On December 31, 1998 we entered into a definitive agreement with the Baraks regarding payment of all amounts due them. The agreement called for a series of payments ranging in amounts from $20,000 to $45,000 to be made to the Baraks over the period December 31, 1998 through May 18, 1999. We have made all payments as of the date of this Annual Report as scheduled. Accordingly, the security interest has been released.

      IG2(R)

      In February 1999, CBS launched IG2, a multimedia network platform seeking to provide a converged package of television programming, television quality video conferencing, high-speed Internet access, e-Commerce capabilities and local and long distance telephone services through existing telephone wires already installed in residential homes and small businesses. We believe IG2 may provide the next generation platform in Internet and communications delivery. We expect to price IG2 services at a substantial discount from current rates charged for telephone, cable and Internet access combined. Additionally, we expect IG2 to offer a higher quality and a greater spectrum of services than are currently available. IG2, Inc., a subsidiary of CBS, was designated to deploy IG2 services. Additional financing will be necessary to roll out the entire IG2(R) Network.

      Orienting itself to retail distribution to the residential community, IG2 is seeking to offer a set of entertainment and communication services that we intend to have broad appeal to a segment of the population underserved in current DSL distribution. Through the packaging of a substantial number of widely-utilized services in a unified package, IG2 is positioning itself to simplify customer service and generate increased revenues from the telephone wire. Using an asynchronous transfer mode ("ATM") technology and proprietary integration strategies, IG2 is expected to offer guaranteed quality of service for the optimization of voice over Internet ("VoIP") traffic, video distribution and high-speed Internet access. IG2 has filed a provisional patent for the Network Active Intelligence Control System (NAICS(TM)), a system designed to provide a suite of security, service and policy management capabilities, in order to enable IG2 to securely deliver the highest quality and broadest range of value-added services.

      As of March 23, 2000, IG2 has received approval to operate as a Competitive Local Exchange Carrier (CLEC) in 30 states, covering 60 of the 62 markets in which IG2 plans to operate. This will enable CBS, through IG2, to provide XDSL services in these states. The initial rollout, Phase I, presently projected for the third quarter of 2000, initially targets seven metropolitan areas, subject to financing, and is planned to expand to sixty-two cities through 2001. Our goal is to maintain a national presence, which we would expect would enable IG2 to provide more cost-effective and high quality of service transmissions for telephony and Internet access. Additionally, the national presence, if completed, is planned to enable IG2 to carry television programming from any region of the country to all of the cities in IG2's planned operations area.

      No assurance can be given that we will be successful in developing the foregoing products or services, or that if successfully developed, such products or services will result in revenues or profits to us.

      Talkie(R)

      "Talkie(R)" is the trademarked name we use to describe the technology relating to our telephonic and interactive voice response software applications. We have three products that use Talkie(R) technology. The first product, the "Talkie(R) Power Web Line Machine," is a computer based telephone "switch" that enables small or start-up telephone companies to purchase blocks of international telephone calling time from suppliers such as AT&T and MCI and resell the time in smaller units to callers at discounted rates. The second product is a group of related telephonic and interactive voice response software programs, such as voice-mail, automatic receptionist, automated order entry, conference calling and faxing. The third product, called "Talkie-Globe(R)," is an international call-back, debit card and long-distance reselling system.

      The Talkie(R) Power Web Line Machine is a programmable electronic telephone switch based on personal computer technology. It consists of a proprietary software program and hardware components, most of which are available from a number of different sources. The machine currently contains 96 channels, but may be expanded to carry up to 120 channels. Each channel provides 43,200 available minutes of telephone time per 30-day month that may be sold. As is typical of industry utilization of available telephone time, approximately 30%-40% of these available minutes are actually sold. Of the 43,200 available minutes, approximately 10,560 are considered peak time (defined to be the 480 minutes comprising the typical eight-hour work day in the destination country and assuming 22 work days in the typical 30-day month) and the balance are considered off-peak time; however, the determination of actual peak minutes in a destination country is based upon demand for calling time, which, in turn, is based upon such factors as calling patterns and the differences in time zones between the country from which a call is placed and the destination country. Peak minutes are generally able to be sold at higher rates than off-peak minutes.

      The Talkie(R) Power Web Line Machine includes an integrated programmable telephone call switching system known as the Talkie(R) Web Smart Switch. The programmability of this switching system allows the machine to handle a variety of international telephone-based services including resale of long-distance telephone time we purchase in bulk, international call-back services (described below), telemarketing, Internet access and facsimile transmission.

      Historically, through our subsidiary, CBS, we sold the Talkie(R) Power Web Line Machines to various service providers (known as "master agents"). We have determined, however, that in order for us to carry out our revised business plan concerning both our IG2 operations and the Talkie(R) Power Web Line Machines, we are acquiring from the majority of our master agents their rights to their respective territories and the Talkie(R) Power Line Web Machines previously sold to them. In general, we repurchased these rights in consideration for shares of CBS common stock and/or shares of our common stock. We believe that we can maximize our profitability by selling for ourself the telephone minutes to the existing and additional territories. Negotiations are continuing with each of our remaining master agents to finalize the memoranda of understanding with respect to these acquisitions. See also "Arrangements with Nissko" below.

      Arrangements with Nissko

      In March 1996, CBS formed a joint venture with Nissko Telecom, L.P. ("Nissko"). The joint venture is a general partnership named Nissko Telecom Associates ("Associates"). CBS owns 45% of the joint venture and Nissko owns 55%. Nissko is a limited partnership, the general partner of which is one of our master agents, Nissko Telecom, Ltd. (the "Agent"), and the limited partners of which are four individuals, three of whom, including Yossi Koren, our former director, are shareholders of the Agent (such three individuals being collectively referred to herein as the "Nissko Principals").

      In November 1999, CBS entered an agreement (the "Nissko Agreement") with the shareholders of the Agent (the "Nissko Group") to purchase Nissko Telecom, L.P.'s share in Associates, including all assets, licenses and proprietary technology, and liabilities only relating to taxes to which any Nissko Principal may become liable and telephone bills related to services provided. For five years the Nissko Group may not compete in the communications business relating to telephony to and from the United States. All members of the Nissko Group provided a general release in favor of us and CBS.

      As payment, CBS issued 670,000 shares of its common stock (the "CBS Shares") to the Nissko Group. We have also placed 588,000 restricted shares (which will include any issuances, dividends, stock splits and conversions occurring after January 10, 2000) of our common stock in escrow ("Fidelity Shares"). If by May 30, 2001 we have not caused the common stock of CBS to become publicly traded, the Nissko Group will receive the Fidelity Shares to the extent that they receive a value of $2,500,000, valued at the average closing price for the 30 trading days prior to May 30, 2001, and discounted at 35% if restricted.

      The remaining Fidelity Shares are to remain in escrow until November 30, 2001. In the event we have caused the common stock of CBS to become publicly traded prior to May 30, 2001 and the net proceeds of the sale of the CBS Shares by the Nissko Group do not equal a total of $2,500,000, or, if the CBS Shares have not been sold, and the value of such CBS Shares does not equal at least $2,500,000, then additional Fidelity Shares will be released to the Nissko Group to cover any shortfall in value. In the event that at any time prior to November 30, 2001 CBS secures a bona fide third party purchaser of the CBS Shares for a cash purchase price of $2,500,000, or a proportional amount of the CBS Shares, and any member of the Nissko Group rejects such offer, then no additional Fidelity Shares are to be issued to such member on November 30, 2001. The escrow agreement includes a provision that awards a further 200,000 restricted shares of our common stock (which will include any issuances, dividends, stock splits and conversions) to the Nissko Group as penalty in the event that we have not caused the common stock of CBS to become publicly traded by May 30, 2001.

      An additional 200,000 restricted shares of our common stock (which will include any issuances, dividends, stock splits and conversions occurring after January 10, 2000) have been placed in escrow under the agreement to cover personal guarantees of the Nissko Group and Nissko Jewelry of MCI, Sprint or any other creditor with respect to liabilities of CBS or related to the purchased liabilities, as described above. In the event any member of the Nissko Group or Nissko Jewelry is required to make payment to MCI or Sprint or any other creditor with respect to liabilities of CBS or related to the purchased liabilities, as described above, such member will notify CBS, in writing, of such obligation. CBS will have the right to defend against the payment demand to its full extent; provided that CBS posts any required bond or makes any payment required to proceed with any appeal. In the event that CBS has exhausted all options and payment remains due, then the escrowed shares are to be sold to satisfy the payment of any such obligations.

      Interactive Voice Response Software Programs

      The second product group, the Talkie(R) Interactive Voice Response software programs, consists of the following applications:

      o Talkie(R)-Ad: permits callers to browse through pre-recorded messages based on their search criteria, similar to a talking classified ad.

      o Talkie(R)-Attendant: automated receptionist features, including dial "0" for operator, name directories, call blocking, call screening, music or company messages while on hold, paging, personalized menus, call queuing and conversation recording.

      o Talkie(R)-Audio: delivers pre-recorded information in response to telephone inquiries and can serve as a talking bulletin board.

      o Talkie(R)-Conference: permits the user to schedule a conference call and then, when the conference call is to occur, either calls the participants or permits them to dial in, and provides the chairperson with various options during the call.

      o Talkie(R)-Dial: places a telephone call, using a user-supplied list of telephone numbers and delivers voice information with the capability of asking questions, accepting answers and updating the system to reflect the answers.

      o Talkie(R)-Fax: permits the user to program a facsimile into the system and transmit it to a user-supplied list of numbers and permits users to transmit to callers upon their request written information programmed into the system such as directions, product information, price lists or news releases.

      o Talkie(R)-Form: permits the user to set up a questionnaire and collect answers to pre-recorded questions.

      o Talkie(R)-Mail: permits the user to record, send, receive and retrieve voice messages from personal mailboxes.

      o Talkie(R)-Query: responds to callers' inquiries using information stored in the system database.

      o Talkie(R)-Trans: accepts orders, issues orders (including delivery instructions) and faxes order confirmations.

      Users of the Talkie(R) interactive voice response system can also customize the foregoing applications to create new applications using Talkie(R)-Gen, which is an application generator that uses a simple programming language.

      In addition to the applications listed above, users may also purchase any of the following off-the-shelf applications:

      o Talkie(R)-Dating: permits the user to supply a dating service that will permit the user's customers to place and browse through personal ads, register for service and record and listen to messages.

      o Talkie(R)-Follow-Me: permits the user to supply a telephone tracking service that enables the user's customers to obtain a single telephone number that will continually forward incoming calls to a user-defined series of telephone numbers (such as work, cellular, home, pager and voice-mail).

      o Talkie(R)-Wake-Up/Reminder: permits the user to supply a wake-up or reminder service that will call a user supplied number with a user-supplied message at a specified time.

      o Talkie(R) Browse N Talk(TM): Permits website viewers to gain instant and automatic voice access to customer service or other designated website representatives.

      All of the Talkie(R) interactive voice response applications operate in up to nine languages.

      Info Systems also provides customers with industry-specific and customized applications of its interactive voice response technology. For example, Info Systems has developed a product called Talkie(R) AutoCom for use by automobile dealers. See "Automotive Division-Operating Strategy."

      The Talkie(R) interactive voice response software package is sold through our Info Systems subsidiaries.

      The Talkie-Globe(R) is the name we use to describe our third telecommunications product. It is a software-based integrated call-back, debit-card and long-distance reselling system and includes all of the Talkie(R) interactive voice response software programs. Typically, international callers based in countries where the telephone system is a state-owned monopoly must pay high per-minute rates fixed by the state-owned company. One method of securing a lower rate is the "call-back" system offered by Info Systems' Talkie-Globe(R). Using Talkie-Globe(R), the foreign caller first places a telephone call from the foreign country to the United States or Canadian telephone number where the Talkie-Globe(R) system is located and disconnects without the call being connected so that no charge is assessed for the call. Talkie-Globe(R) recognizes the telephone number from which the foreign call was placed and then places a call to that telephone number from the location in the United States or Canada where the Talkie-Globe(R) system is located to the foreign caller and provides the foreign caller with a dial tone. The foreign caller then places a telephone call through the United States or Canada to the desired destination. The foreign caller thus pays for two calls: (i) the call back from the Talkie-Globe(R) system located in the United States or Canada to the caller in the foreign market and (ii) the call that the caller places through the United States or Canada to the desired destination. The sum of the costs of the two calls placed from the Talkie-Globe(R) system located in the United States or Canada generally will be lower than the cost of a single call placed directly from the applicable foreign market to the desired destination. The Talkie-Globe(R) system also has a debit card feature, which permits a caller to purchase a stated value of calling time, and debits that value as the caller uses the prepaid calling time. Talkie-Globe(R) is sold by us through Info Systems.

      Marketing and Sales

      Historically, our strategy with respect to the Talkie(R) Power Web Line Machine has been threefold. First, we sold additional machines through our existing master agents as they expanded their businesses by providing telephone service to additional foreign markets. Second, as demand for the machines increased, we intended to add additional master agents and/or replace any existing master agents who were not complying with their master agent agreements and to enter into strategic partnerships with such new and replacement master agents that would permit us to share in the revenue generated by the master agents' sale of telephone time. Third, we intended to continually to adapt advancing computer and telecommunications technology to improve and customize the performance of the machines. Currently, we are in the process of acquiring the territorial rights and equipment from our master agents and we intend to operate our Talkie(R) Power Web Line Machines on our own behalf. We consummated such arrangements with Nissko in November 1999 and anticipate consummating all other such arrangements with our other master agents by the third quarter of 2000.

      We install, maintain and service all Talkie(R) Power Web Line Machines at our offices in Kew Gardens, New York, where the machines are housed. Historically, for these services, we received both a fixed fee and a volume-based fee. To date, billing arrangements have been informal, and the cost to each master agent has been calculated by determining the aggregate maintenance and service costs for all the machines, adding a percentage markup and charging each master agent its ratable portion based upon the number of machines it has purchased. We also customized the performance of the machines for the respective master agents and for use in particular countries, for which we have received a fee that is negotiated by us and the applicable master agent based upon the complexity of the customization. As noted above, all master agents have been required by contract with us to locate their purchased Talkie(R) Power Web Line Machines at our principal office and to have all required installation, service and maintenance performed by us. In addition to the services we provide with respect to the Talkie(R) Power Web Line Machines, we also have provided services for the various other Talkie(R) products and for the business control software, if requested by the users.

      We typically sell our interactive voice response software programs to third parties who wish to operate a telephone-based service business with low overhead and fixed costs. The typical interactive voice response software package requires only a personal computer and voice card for use and costs $1,295. Each of the off-the-shelf applications costs an additional $795. Our plans include a focus of our efforts with respect to our Talkie(R) interactive voice response software programs on the market for industry-specific and customized applications in which we generally realize higher profit margins in order to maximize our value to potential acquirers. As we target a given industry, we expect to hire sales personnel familiar with that industry and to attend trade shows to market our product. In addition, we intend to expand sales of our interactive voice response system into Europe and South America.

      We typically sell four to five of our Talkie-Globe(R) systems per month to third parties who wish to provide a telephone business with low overhead and fixed costs and to small foreign telephone companies. Users of Talkie-Globe(R) purchase international calling time from long-distance telephone companies such as MCI Communications Corp. and resell such time at a mark-up. The typical Talkie-Globe(R) system consists of three personal computers, proprietary software and a voice card and sells for approximately $25,000.

      We realized gross revenues of $1,282,000 during 1999 and $1,089,000 during 1998 from the sale of our Talkie(R) interactive voice response software programs and of Talkie-Globe(R) (excluding intercompany sales). Our gross profit margin on sales of our Talkie(R) products, including interactive voice response software programs, was approximately 16% for 1999 and approximately 35% for 1998.

      We advertise our Talkie(R) interactive voice response software programs and Talkie-Globe(R) in telephone and telecommunications industry trade publications. In addition, Info Systems attends telephone and telecommunications industry trade shows, which has resulted in reviews of these products in trade publications.

      We are not currently allocating resources to market our business control software, but perform software service contracts and provides annual program updates to the program's users.

      Plastics and Utility Products Operations

      Through our subsidiary Premo-Plast, Inc. ("Premo-Plast"), we are currently: (i) prototyping and tooling for a line of spa and bath fixtures for use in whirlpool baths, spas, tubs and swimming pools; and (ii) seeking ways to exploit our proprietary armored conduit system for use by utility companies.

      Spa Fixtures

      Premo-Plast has been engaged in research and development related to a line of fixtures to be placed through the walls of water containers such as spa tubs. To date, our focus has been our research on fixtures such as the jets used to introduce water mixed with air bubbles into a whirlpool bath, spa or tub and we have designed and developed prototypes of such fixtures and have begun tooling for our production.

      We acquired the technology for the proprietary fixture installation method through our acquisition from Mr. John Pinciaro of all of his rights to such technology and two United States patent applications (which have been subsequently granted) related thereto. It is expected that we and Mr. Pinciaro will participate jointly in exploitation of the fixture installation method. In October 1997, we formed a new subsidiary, Maxflo, Inc., ("Maxflo") whose shares are owned 80% by our existing subsidiary Premo-Plast and 20% by Mr. Pinciaro.

      Status of Development of Spa Fixtures

      Development of the Spa and Bath Fixture product was limited in 1999 due to an attempted renegotiation of contract terms between us and Mr. Pinciaro. While the patent applications have not yet been assigned to us, we expect a satisfactory outcome in the second quarter of 2000.

      Our Strategy with respect to Spa and Bath Fixture Technology

      We believe, based on our own research, that approximately 250,000 whirlpool baths and spas and approximately 600,000 tubs are sold annually. Management of Premo-Plast estimates that each whirlpool bath requires approximately 35-45 fixtures and that each tub requires approximately 4-6 fixtures.

      Our strategy with respect to the fixture technology is to establish our proprietary installation method and our fixtures as the industry standard for whirlpool baths, spas and tubs. We have has a threefold plan to implement this strategy upon our commencement of commercial production of the fixtures.

      First, we intend to expand our workforce by hiring employees experienced in the areas of design, production and marketing. Second, we initially intend to sell our fixtures and license the right to use our installation method to several designated regional manufacturers and producers of whirlpool baths, spas and tubs. All of these manufacturers and producers were consulted by Mr. Pinciaro, prior to and during the period of development of such method. All of these manufacturers and producers expressed in writing their interest in the installation method and a desire to utilize that method and our fixtures once commercially available, although none are required to do so. Among these producers is ThermoSpas, Inc., a company wholly-owned and operated by Mr. Pinciaro. Third, we intend to publicize our installation method and fixtures generally to the whirlpool bath, spa and tub industry and to attend major trade shows.

      No assurance can be given that we will successfully market these products or that any sales will prove profitable.

      Armored Conduit

      In November 1995, we acquired from Progressive Polymerics, Inc. two United States patents and a Canadian patent application covering an armored conduit product. We are presently involved in litigation relating to the purchase price for these patents and patent application. See "Legal Proceedings." The primary application for the armored conduit is protection for underground electrical distribution lines. In many major cities electric utility companies deliver service via lines that are run through underground conduits. The underground conduit method of distribution is becoming increasingly common in other cities as the preferred method for delivering electric service to newly constructed subdivisions, replacing above-ground lines mounted on wood or metal poles.

      Originally, underground conduit was manufactured from hollow creosoted wood or transite pipe made from a mixture of asbestos and concrete. Currently, conduit is typically made from either (i) PVC duct encased in concrete, (ii) cement or concrete tubing or (iii) fiberglass tubing. Each type of conduit has distinct disadvantages. PVC duct becomes brittle and inflexible in cold weather, and melts and bonds to the electric wire if there is excess heat from an overload condition. Cement or concrete cracks easily during transportation and installation as a result of above-ground vibrations and stresses. Unless installed at the proper depth, if there is a problem with a portion of a conduit system's fiberglass tubing (as well as PVC duct, cement or concrete ) once installed, the entire system must be removed and replaced.

      The product covered by our armored conduit patents is assembled underground from prefabricated pieces that are typically two to four feet in length. Each piece consists of a pre-formed plastic shell that is filled with pourable cement. Each end of the pre-formed shell has an extension that can be coupled to the next section in end-to-end fashion.

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

      We have been engaged in limited research and development activities relating to the armored conduit, and expect, subject to the availability of funding, to continue these activities. No assurance can be given that we will successfully market these products or that any sales will prove profitable.

      The Hardge Companies

      In June 1999 we entered into an agreement with Mr. Lawrence Hardge, a Los Angeles, California based inventor of approximately 80 proprietary inventions. Mr. Hardge assigned the rights to these inventions in consideration for 45,000 restricted shares of our common stock, vesting 25% per year, beginning in June 2000. We have formed four subsidiary corporations (the "Hardge Companies"): (i) Cryogenix, Inc., formed to develop, exploit and promote a fire extinguishing agent, patent pending; (ii) Energy Plus, Inc., formed to develop, exploit and promote a long-life battery invention, patent pending; (iii) Ever Safe, Inc., formed to develop, exploit and promote a safety helmet apparatus with eye-spraying capacity, patent granted; and (iv) Slack 2000, Inc., formed to develop, exploit and promote proprietary sludge treatment uses, two patents pending. Mr. Hardge serves as President of the Hardge Companies. We maintain 100% ownership of the Hardge Companies. Mr. Hardge will receive 20% of net profits, and retains an option to purchase up to 20% of the Hardge Companies, and has the right to direct us to issue an aggregate of less than 1% of the Hardge Companies as gifts to Hardge donees. All Hardge inventions are presently in various degrees of development. No assurance can be given that we will successfully market these products or that any sales will prove profitable.

      Research and Development

      In 1999, IG2, Inc. engaged in substantial research and development in connection with its planned IG2(R) Network. We spent approximately $3.1 million on research and development for the IG2(R) Network in 1999. Computer Business Sciences (Israel) engages in research and development to (i) improve its existing telecommunications software, and to adapt the software to changing personal computer environments, (ii) expand the software to new uses and (iii) develop new software, products and applications. Computer Business Sciences (Israel) is headed by Dr. Zvi Barak, who was responsible for the development of the Talkie(R) technology and related Talkie(R) products and of the business control software. We spent approximately $300,000 on research and development in each of 1999 and 1998, with respect to this division. Research and development with respect to the armored conduit technology and the spa and bath fixture technology is conducted through our wholly-owned subsidiary Premo-Plast, with only nominal expenditures in 1999. Such division currently has no customers.

      Intellectual Property

      We have obtained various rights in various patents and patent applications. We own two U.S. patents issued in June 1993 and May 1994 relating to armored conduit technology and also own a Canadian patent application relating to such technology. We own one U.S. patent issued November 1999 relating to a head cover with an eye spraying capability. We own at least a partial interest in one U.S. patent issued March 1999 to a long-life storage battery with a magnetic field source and an acid based heat source, and have filed a further U.S. patent application related to the same technology. We have also recently filed three U.S. patent applications relating to a fire extinguishing agent, a sludge treatment and fertilizer, and a cleaning and treatment agent. Further, we have filed a provisional U.S. patent application relating to the control of internet protocol traffic in a wide- or local-area-network (LAN or WAN). Finally, we are negotiating with third parties with respect to our ownership of two issued U.S. Patents issued December 1998 and July 1999 relating to spa and bath fixtures and related installation methods, and foreign applications related thereto, the first of which has been filed in Australia, Canada, and six European countries under the European Patent Office (EPO), and the second of which is pending in Australia, Canada, China, Japan, and the EPO (up to 18 countries) under the Patent Cooperation Treaty (PCT). Under the PCT, applicants have the option to individually file separate applications in designated countries at an appropriate future date.

      We have three U.S. Trademark registrations to the names "IG2(R)," "Talkie(R)" and "Talkie Globe(R)," and six pending U.S. Trademark applications to the names "IG2 Networks," "IG2 Communications," "BCS," Knock-Out 112," "NAICS" and "Browse N Talk". We have also registered the name "Talkie" as a trademark in Canada.

      As an additional method of protecting our proprietary technology, we require that all of the Talkie(R) Power Web Line Machines that we sell remain at our offices in Kew Gardens, New York and that we solely perform all installation, service and maintenance of the machines. We also rely on trade secret protection, confidentiality agreements and other laws to protect our technology, but believe that these rights may not necessarily prevent third parties from developing or using similar or related technology to compete against us. In addition, we believe that it may be possible for third parties to develop technology that provides the same or similar features to our products without infringing our rights or making use of our proprietary technology.

      Competition

      Although we have many competitors, many of which possess greater resources than we do, we believe our Talkie(R) Power Web Line Machine has certain technological features that provide us with advantages over our competitors' products and services. While other companies manufacture and sell traditional telephone switching equipment, such equipment is expensive to purchase and maintain as compared to the Talkie(R) Power Web Line Machine. Moreover, we believe that the proprietary nature of the Talkie(R) Power Web Line Machine's software program provides us with a significant head start over a potential competitor who wishes to develop a competing product. There can be no assurance that we will be able to maintain such technological advantages, if any, in the future.

      We will compete, after the acquisition of the territorial rights and equipment of our master agents, with other providers of international telephone service. The market for international telephone service is highly competitive. In additional to the major service providers such as AT&T, MCI and Sprint, there are numerous smaller service providers as well as resellers, who do not own and operate equipment but purchase telephone time from service providers at a discount and resell that time to the public. We believe that a primary competitive factor in the industry is pricing. We believe that the use of the Talkie(R) Power Web Line Machine, which is less costly to purchase and maintain than traditional switching equipment, will enable us to offer telephone calling time at lower rates than competitors whose rate structure must account for the higher cost of such traditional switching equipment. As a result of deregulation in foreign countries, which could result in competition from other service providers with large, established customer bases and close ties to governmental authorities in their home countries and decreased prices for direct-dialed international calls, we may face increasing competition which could adversely affect our gross margins on phone services sold for our own account and, thereby, reduce our income.

      Our Talkie(R) interactive voice response software programs compete with products sold by approximately two dozen entities in North America, including AT&T, Northern Telecom and others. However, in the more limited market for industry-specific and custom interactive voice response applications, we know of only one direct competitor. Our Talkie-Globe(R) system competes with telephone callback products sold by several other entities.

      As a result of our reliance on our proprietary software rather than on hardware components to operate, the purchase price and maintenance costs of our Talkie(R) interactive voice response software programs and Talkie-Globe(R) are believed to be generally lower than those of competing products. In addition, because software is easier to alter than hardware components, we are able to customize our products or modify our products to incorporate changing technology more quickly and at a lower cost than our competitors.

      Even with our competitive advantages, many of the producers of products competitive with us, and companies wishing to enter the market in which our products compete, have well established reputations, customer relationships and marketing and distribution networks. Many also have greater financial, technical, manufacturing, management and research and development resources than us, may be more successful than us in manufacturing and marketing their products and may be able to use their greater resources and to leverage existing relationships to obtain a competitive advantage over us.

      If our armored conduit is developed into a commercially viable product, it will compete with PVC duct encased in concrete, cement or concrete tubing and metal tubing, all of which are established methods. Our spa and bath fixtures will compete with existing types of such fixture. Because our fixtures and installation method permit single-person assembly rather than the two-person assembly required by existing products and installation methods, we believe that use of our fixtures may result in significantly reduced assembly time and costs.

      Many of the producers and distributors of products competitive with our spa and bath fixtures and armored conduit may have well established reputations, customer relationships and marketing and distribution networks. They may also have greater financial, technical, manufacturing, management and research and development resources than us. While we believe that our spa and bath fixtures and installation method and our armored conduit will have significant advantages over existing products, our competitors may be more successful than us in manufacturing and marketing their products and may be able to leverage existing relationships to obtain a competitive advantage over us.

      The market for IG2, Inc.'s data networking solutions and Web hosting services is rapidly evolving and intensely competitive. Many of our competitors are offering, or may soon offer, technologies and services that will directly compete with some or all of IG2, Inc.'s planned service offerings. IG2, Inc.'s competitors use technologies for local access connections that include DSL, wireless data systems, cable modems and ISDN technologies. Some of these technologies may provide performance advantages in some respects over DSL and other technologies using existing copper telephone wires. IG2, Inc. expects to face competition for its DSL and leased line services from incumbent local exchange carriers ("ILECs"), alternative DSL providers, competitive local exchange carriers, Internet Service Providers, wireless and cable companies. In the Boston, New York, Philadelphia and Washington, D.C. metropolitan areas, IG2, Inc. expects to compete directly against other DSL providers such as Covad Communications Group, Inc., Network Access Solutions Corporation, NorthPoint Communications Group Inc. and Rhythms NetConnections, Inc. Many of IG2, Inc.'s potential competitors, as well as a number of its potential new competitors, have longer operating histories, greater name recognition and substantially greater financial, technical and marketing resources. Some of its potential competitors may have the financial resources to withstand substantial price competition. Moreover, IG2, Inc.'s competitors may be able to negotiate contracts with potential and current technical employees as well as suppliers of telecommunications products and services which are more favorable than contracts negotiated by IG2, Inc.

      If any of the Hardge inventions is developed into a commercially viable product, it will compete with companies that may be more successful than us in manufacturing and marketing their products and may be able to leverage existing relationships to obtain a competitive advantage over us.

Recent Developments

      Financing Transactions

      On June 24, 1999, we entered into an agreement with three investors, pursuant to which we have the right or obligation to sell, under certain circumstances, in a series of private placement transactions, up to $20 million of our common stock and warrants in three tranches. Pursuant to a series of Securities Purchase Agreements, the first tranche closed on June 24, 1999 and we sold an aggregate of 285,714 shares of our common stock for an aggregate of $6,000,000 or $21 per share. On December 8, 1999, a portion representing three-sevenths of the second tranche closed and we sold an aggregate of 176,472 shares of our common stock for an aggregate of $3,000,000 or $17 per share. On February 8, 2000, a portion representing four-sevenths of the second tranche closed and we sold an aggregate of 266,667 shares of our common stock for an aggregate of $4,000,000 or $15 per share. On March 14, 2000, a portion representing approximately 10% of the third tranche closed and we sold an aggregate of 50,000 shares of our common stock for an aggregate of $695,000 or $13.90 per share. Shares issued upon closing of subsequent tranches, if any, will be priced at 105% of the average closing bid price of our common stock for the five trading days preceding the applicable closing date. Under the terms of our agreement and the adjustable warrant issued in connection with the purchase of our common stock, the purchasers will be entitled to acquire additional shares of common stock exercisable at $.01 per share, pursuant to a "reset" formula which takes into account the market price of our common stock at future dates, commencing 40 trading days after the date on which the purchasers may resell the shares pursuant to an effective re-sale registration statement. In addition, we issued warrants to the purchasers enabling them to purchase up to an aggregate 285,714 shares of our common stock at a purchase price of $23 per share, 176,472 shares of our common stock at a purchase price of $17.25 per share, 266,667 shares of our common stock at a purchase price of $16.00 per share, and 50,000 shares of our common stock at a purchase price of $16.00 per share exercisable for a five-year period. If specified closing conditions are satisfied, we and the purchasers will be entitled upon satisfaction of certain milestones to be established with respect to tranche three, to effect three investments during applicable periods ending 100 trading days after the expiration date for adjustable warrants issued in the preceding tranche. The amount of the investment in tranche three would be $7 million. We have entered into a registration rights agreement with the purchasers requiring us to register shares purchased by the purchasers under the Securities Act of 1933, as amended, as well as the shares issuable pursuant to the exercise of the warrants issued to the purchasers. The registration rights agreement contains provisions for the payment of certain liquidated damages by us in the event of failure to comply with certain of its terms. We have agreed to pay legal expenses of the purchasers incurred in connection with the private placement, not to exceed $20,000 with respect to each bringdown. A finder's fee of up to 5% of the purchase price, payable 2.5% in cash and 2.5% in common stock is being paid to International Securities Corporation in connection with the transaction. We granted a right of first refusal in favor of the purchasers with respect to below-market, non-public issuances of our securities during the 180 period which will commence on effective date of a registration statement covering the re-sale of these shares. Securities not subject to the right of first refusal include securities issued under our stock option plans, shares issued upon exercise of currently outstanding warrants and securities issued in connection with strategic transactions involving us or in connection with certain commercial financings. The right of first refusal will expire with respect to any purchaser who ceases to own at least 20% of the common stock issued on December 8, 1999 and the common stock issuable upon exercise of the warrants purchased by it. We used the net proceeds from the offering to redeem 85% of our outstanding $2,750,000 principal amount of 12% convertible subordinated term debentures issued in January 1999 and have used the balance for developmental activities in our Technology division, and also for working capital purposes, including the acquisition of additional automotive dealerships.

      CarsTV.com, Inc. Acquisition

      On February 23, 2000, we acquired CarsTV.com, Inc. ("Cars"), a regional full service Internet Service Provider (ISP) and DSL provider, as well as a content supplier for the cable industry focused on the automotive sector, in exchange for 575,862 restricted shares of our common stock. Based in Richmond, Virginia, Cars' two subsidiaries, Internet Creations, Inc., doing business as Internet Connections and C.A.R.S., represent its Internet division and cable divisions, respectively. Internet Connections operates regionally throughout the Mid Atlantic and provides Internet services, web design and development to individuals and small-to-medium sized businesses.

RISK FACTORS

      The following risk factors should be reviewed carefully, in conjunction with the other information in this Form 10-KSB and our consolidated financial statements. These factors, among others, could cause actual results to differ materially from those currently anticipated and contained in forward-looking statements made in this Form 10-KSB and presented elsewhere by our management from time to time.

Automobile manufacturers exercise significant control over our operations and we are dependent on them to operate our business.

      Like other franchised new vehicle dealers, we are significantly dependent upon our relationships with, and the success of, the manufacturers with which we have franchised dealerships. We are also dependent on the manufacturers to provide us with an inventory of new vehicles. The most popular vehicles tend to provide the Major Dealer Group with the highest profit margin and are the most difficult to obtain from the manufacturers. In order to obtain sufficient quantities of these vehicles, we may be required to purchase a larger number of less desirable makes and models than we would otherwise purchase. Sales of less desirable makes and models may result in lower profit margins than sales of more popular vehicles. If we are unable to obtain sufficient quantities of the most popular makes and models, our profitability may be adversely affected.

      As is typical of franchised new vehicle dealers, the success of our franchises depends to a great extent on the success of the respective manufacturers. Our success will therefore be linked to many factors affecting the manufacturers such as:

            o     financial condition;
            o     marketing strategy;
            o     vehicle demand;
            o     production capabilities;
            o     management;
            o     events such as labor strikes; and
            o     negative publicity.

Our franchise agreements contain geographic and other restrictions which could limit our future growth.

      Our franchise agreements with the manufacturers, like those of other franchised new vehicle dealers, do not grant us the exclusive right to sell that manufacturer's vehicles within a given geographical area. Accordingly, a manufacturer could grant another dealer a franchise to start a new dealership or permit an existing dealer to relocate to a geographic location that would be directly competitive with us. Such an event could have a material adverse effect on our business, financial condition and results of operations.

      Historically, manufacturers have exercised significant control over dealerships through the terms and conditions of the franchise agreements pursuant to which the Major Dealer Group dealerships operate. These franchise agreements restrict dealerships to specific locations and retain for the manufacturers approval rights over changes in the dealerships' ownership and management. Our ability to expand through the acquisition of new dealerships requires the consent of the manufacturers. To date, the Major Dealer Group's acquisitions have been approved and the Major Dealer Group has not been materially adversely affected by other limitations imposed by the manufacturers. However, there can be no assurance that in the future we will be able to obtain necessary approvals on acceptable terms or that the Major Dealer Group will not be materially adversely affected by other limitations.

      The franchise agreements between the Major Dealer Group and the manufacturers are for fixed terms with no renewal obligation on the part of the manufacturers and permit the manufacturers to terminate the agreements for a variety of causes. The franchise agreements between us and the manufacturers have similar provisions. We believe that we have been and continue to be in material compliance with the terms of our franchise agreements. While none of the manufacturers has terminated or failed to renew our franchise agreements, any such termination or failure to renew could have a material adverse effect on us and our business, financial condition and results of operations.

The automobile industry is a mature industry with limited growth potential in new vehicle sales and automobile sales are cyclical and subject to downturns.

      The United States automobile industry is generally considered to be a mature industry in which minimal growth is expected in unit sales of new vehicles. In addition, the market for automobiles, particularly new vehicles, is subject to substantial cyclical variation and has experienced significant downturns characterized by oversupply and weak demand. Many factors affect the automobile industry, including:

            o     general and local economic conditions;
            o     taxes;
            o     consumer confidence;
            o     interest rates;
            o     credit availability; and
            o     the level of personal discretionary income.

      A material decrease in vehicle sales from the historical level of vehicle sales achieved by the Major Dealer Group would materially adversely affect our business, financial condition and results of operations.

Our automobile operations are geographically concentrated and subject to local economic conditions.

      All of the Major Dealer Group dealerships we have acquired are located in the greater New York metropolitan area. While we may pursue acquisitions outside of the New York metropolitan area, we expect that our automotive operations will be concentrated in the New York metropolitan area for the foreseeable future. As a result, our results of operations will depend substantially on general economic conditions and consumer spending habits and preferences in the New York metropolitan area, as well as various other factors, such as tax rates and applicable state and local regulation. There can be no assurance that we will be able to expand geographically or that any such expansion will adequately insulate us from the adverse effects of local or regional economic conditions.

Our future operating results will be directly related to the availability and cost of capital to us.

      The principal sources of financing for new and used automobile inventories have historically been lines of credit from commercial lenders and other financial institutions and from cash generated from operations. There can be no assurance that we will be able to continue to obtain capital for our current or expanded operations on terms and conditions that are acceptable to us.

      Our strategy of growth through the acquisition of additional dealerships will require substantial capital. Our expansion and new acquisitions may involve cash, the need to incur debt or the need to issue equity securities, which could have a dilutive effect on our then outstanding capital stock. We may seek to obtain funds through borrowings from institutions or by the public or private sale of our securities. There can be no assurance that we will be able to obtain capital to finance our growth on terms and conditions acceptable to us.

Risks associated with expansion may hinder our ability to increase revenues and earnings.

      Our future growth will depend, in part, on our ability to acquire additional automobile dealerships. In pursuing a strategy of acquiring additional dealerships, we will face risks commonly encountered with growth through acquisitions. These risks include:

            o incurring significantly higher capital expenditures and operating expenses;
            o failing to assimilate the operations and personnel of the acquired dealerships;
            o     disrupting our ongoing business;
            o     dissipating our limited management resources;
            o     failing to maintain uniform standards, controls and policies;
                  and
            o impairing relationships with employees and customers as a result of changes in management.

      There can be no assurance that we will be successful in overcoming these risks or any other problems encountered with such acquisitions. In addition, acquiring additional dealerships, as we intend, will have a significant impact on our financial condition and could cause substantial fluctuations in our quarterly and annual operating results. Acquisitions could result in significant goodwill and intangible assets, which are likely to result in substantial amortization charges to us that would reduce stated earnings, if any.

There is an uncertainty of market acceptance risk in our plastics and utility products operations.

      There can be no assurance that the products being developed by our plastics and utility products operations, including the Hardge inventions, even if developed, will attain a sufficient level of market acceptance for those operations to become profitable. In addition, with respect to our spa and bath fixtures and related installation method, although we have received indications from several manufacturers and producers of whirlpool baths, spas and tubs that they will purchase our fixtures, they are not obligated to do so. No assurance can be given that such manufacturers and producers will make these purchases initially, or if they do, that they will be sufficiently satisfied with our fixtures to continue making these purchases.

Our computer telephony technology operations are difficult to evaluate because our subsidiary, IG2, Inc., has a limited operating history.

      Because IG2, Inc. has a limited operating history to date, there is minimal operating and financial data about its business upon which to base an evaluation of its current or future performance. You should consider the risks, expenses and difficulties we may encounter, including those frequently encountered by developmental stage companies in new and rapidly evolving markets. The success of IG2, Inc. will depend, in large degree, on our ability to:

            o     deploy an effective network infrastructure;
            o establish collocation and interconnection arrangements with regional Bell operating companies, or RBOCs, and other incumbent local exchange carriers, or ILECs;
            o     develop our billing and operational support systems;
            o     raise additional capital;
            o rapidly expand digital subscriber line, or DSL, service within the United States;
            o     attract and retain customers; and
            o     attract and retain qualified personnel.

      If we fail to manage these activities successfully, it would materially adversely affect IG2, Inc.'s business, financial condition and results of operations.

Because the DSL market is new and evolving, we cannot predict the size of the market.

      The market for high-speed data networking services using copper telephone lines is in the early stages of development. We cannot accurately predict the rate at which this market will grow, if at all, or whether new or increased competition will result in market saturation. The security, reliability, ease, cost of access and quality of service relating to the use of DSL technology for Internet and local area network access are unresolved and may impact the growth of these services. To be successful, IG2, Inc. must develop and market services that are widely accepted by businesses at profitable prices. If the market for our DSL services fails to develop, grows more slowly than anticipated or becomes saturated with competitors, these events could adversely affect the business, financial condition and results of operations.

      IG2, Inc.'s operations and prospects will be subject to a number of risks common to the developing high-speed data networking services industry including:

            o DSL technology may not operate as expected on incumbent local carrier networks and may interfere with or be affected by other transport technologies;
            o The data networking industry is undergoing rapid technological changes, and new technologies may be superior to the technology IG2, Inc. uses;
            o IG2, Inc.'s failure to achieve or sustain market acceptance at desired pricing levels could impair its ability to achieve profitability or positive cash flow;
            o IG2, Inc. will be dependent on ILECs, and others for copper telephone lines, collocation space and transmission facilities, and the ILECs reluctance to cooperate with IG2, Inc. or inability to provide the services or facilities it needs could adversely affect its business;
            o IG2, Inc. will be unable to control the terms and conditions under which it gains access to the ILECs collocation and transmission facilities;
            o IG2, Inc. will be unable to control the terms or timing of extending its interconnection agreements;
            o IG2, Inc.'s arrangements with the ILECs will be subject to review and revision by various regulatory entities;
            o IG2, Inc. may not be successful in completing the upgrade of its network or achieving competitive transmission speeds;

            o IG2, Inc. will depend on peering relationships that may be adversely modified in the future;
            o     A system failure or breach of security could cause delays or interruptions of service to IG2, Inc.'s customers; and
            o     IG2, Inc. will depend on third parties to provide equipment which is critical to providing its DSL and web hosting
                  services.

The loss of key personnel and our limited management and personnel resources could adversely affect our operations and growth.

      Our future success will depend to a significant extent on key personnel and on the continued services of our senior management and other key personnel, particularly Bruce Bendell, our Chairman, and Doron Cohen, our President and Chief Executive Officer. The loss of the services of these, or certain other key employees, would likely have a material adverse effect on our business. The consulting agreement with Mr. Bendell and employment agreement with Mr. Cohen both expired on December 31, 1998 and are in the process of being renegotiated. Messrs. Bendell and Cohen are currently employed at will. We do not maintain "key person" life insurance for any of our personnel. Our future success will depend on our continuing ability to attract, retain and motivate other highly skilled employees. Competition for such personnel in our industry is intense. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business, financial condition and operations will be adversely affected.

Potential conflicts of interest between us and our management personnel could adversely affect our future performance.

      We have entered into, or contemplate that we may enter into, several transactions with our Chairman and controlling stockholder, Bruce Bendell, and/or his brother Harold Bendell, a senior executive of the Major Dealer Group. Such transactions include the following:

      - In 1996, we acquired Major Fleet from the Bendell brothers. In exchange, the Bendell brothers received (a) shares of our 1996-MAJOR Series of Convertible Preferred Stock, (b) warrants that carry registration rights and (c) the right to manage the operations of the Major Dealer Group's vehicle leasing activities pursuant to a management agreement.

      - We acquired Major Auto from Bruce Bendell and Harold Bendell in May 1998. Bruce and Harold Bendell received shares of our 1997A-MAJOR AUTOMOTIVE GROUP Series of Preferred Stock in that transaction and Bruce Bendell has a proxy to vote the 50 shares of the 1997A-MAJOR AUTOMOTIVE GROUP Series of Preferred Stock owned by Harold Bendell for a seven-year period which commenced on January 7, 1998. These shares allow the Bendell brothers to elect a majority of the directors of Major Auto. The Bendell brothers are also parties to a management agreement with Major Auto that gives them control over its day-to-day operations. Should we and the Board of Directors of Major Auto disagree as to a particular course of action, the Board of Directors of Major Auto will be able to take that action over our objection. Conflicts could arise between our Board of Directors and the Board of Directors of Major Auto as to the appropriate course of action to be taken in the future. The Management Agreement does prohibit certain actions from being taken without the prior approval of our Board of Directors, including:

            o     disposition of any of the Major Auto dealerships;
            o     acquisition of new dealerships; and
            o     our incurring liability for Major Auto indebtedness.

      Should either of the Bendell brothers cease managing the dealerships, the management agreement provides that ownership of his 1997A-MAJOR AUTOMOTIVE GROUP Series of Preferred Stock shares and his management rights under the management agreement will be automatically transferred to the other, and should both brothers cease managing the dealerships for any reason, the shares and management rights will be automatically transferred to a successor manager designated in a successor addendum to each dealership agreement or, failing such designation, to a successor manager designated by us (subject to approval by the applicable manufacturers).

      - We and Mr. Bendell are currently nearing completion of a transaction concerning our acquisition of Major of the 5 Towns, a dealership majority-owned by Mr. Bendell.

      These transactions may involve situations in which Bruce Bendell's interests as a director and shareholder of the Company conflict with his or his brother Harold Bendell's interests as Major Auto's counterpart. Major Auto supplies used vehicles to other dealerships in which the Bendells have an interest. Such vehicles are charged to the other dealerships at amounts sufficient to cover all of Major Auto's costs and expenses in connection with the transactions.

The markets in which we operate are highly competitive, and we may not be able to compete effectively, especially against established industry competitors with significantly greater financial resources.

      Automotive Division

      The automobile dealership business is highly competitive. Our competitors include:

            o     automobile dealers;
            o     private sellers of used vehicles;
            o     used vehicle dealers;
            o     other franchised dealers;
            o     service center chains; and
            o     independent service and repair shops.

      Gross profit margins on the sale of new vehicles have been decreasing over the past two decades and the used car market faces increasing competition from independent leasing companies and from used vehicle "superstores" that may have inventories that are larger and more varied than Major Auto's. Some of Major Auto's competitors may be larger, have access to greater financial resources and be capable of operating on smaller gross margins than Major Auto. There can be no assurance that we will continue to compete effectively or that manufacturers will not modify the historical automobile franchise system in a manner that increases competition among dealers or market and sell their vehicles through other distribution channels.

      Technology Division

      The markets in which the Technology Division sells its products or intends to sell its products are highly competitive. There are at present no significant barriers to entry into such markets. Many of the producers of products that presently compete with or may in the future compete with our products, as well as companies wishing to enter the market in which our current proposed products and services compete, have well established reputations, customer relationships and marketing and distribution networks. Many of these companies also have greater financial, technical, manufacturing, marketing, management and research and development resources than do we. They may be more successful than we are in manufacturing and marketing their products and they may be able to use their greater resources to leverage existing relationships to obtain a competitive advantage over us. There can be no assurance that we will continue to compete effectively.

      The market for IG2, Inc.'s data networking solutions and Web hosting services is rapidly evolving and intensely competitive. Many of its competitors are offering, or may soon offer, technologies and services that will directly compete with some or all of IG2, Inc.'s planned service offerings. IG2, Inc.'s competitors use technologies for local access connections that include DSL, wireless data systems, cable modems and ISDN technologies. Some of these technologies may provide performance advantages in some respects over DSL and other technologies using existing copper telephone wires.

      IG2, Inc. expects to face competition for its DSL and leased line services from ILECs, alternative DSL providers, competitive local exchange carriers, internet service providers, wireless and cable companies. In the Boston, New York, Philadelphia and Washington, D.C. metropolitan areas, IG2, Inc. expects to compete directly against other DSL providers such as Covad Communications Group, Inc., Network Access Solutions Corporation, NorthPoint Communications Group Inc. and Rhythms NetConnections, Inc. It also expect to compete with cable companies in the New England area for telecommuting and work-at-home applications.

      ILECs are both essential suppliers of facilities and services for DSL and other Internet connectivity services and significant competitors that pose a significant risk to the success of IG2, Inc.'s business. ILECs have existing networks in local areas and across the major metropolitan areas in IG2, Inc.'s target market, currently provide basic telephony service to substantially all of the customers that they hope to serve and have their own Internet service provider businesses. Absent oversight by federal and state regulators, ILECs have the ability to benefit their own DSL operations by providing them with essential service inputs, such as copper telephone lines, transmission facilities and collocation on more favorable terms than those provided to IG2, Inc. ILECs are deploying DSL services in selected markets and could deploy DSL services on a widespread basis which could have a material adverse effect.

      IG2, Inc. expects to compete in the Web hosting and collocation segment of its business with a variety of companies, including AboveNet Communications Inc., Concentric Network Corporation, Digex Incorporated, Exodus Communications, Inc., GTE Internetworking, Level 3 Communications, Inc. and NaviSite, Inc.

      Many of IG2, Inc.'s potential competitors, as well as a number of its potential new competitors, have longer operating histories, greater name recognition and substantially greater financial, technical and marketing resources. Some of its potential competitors may have the financial resources to withstand substantial price competition. Moreover, IG2, Inc.'s competitors may be able to negotiate contracts with potential and current technical employees as well as suppliers of telecommunications products and services which are more favorable than contracts negotiated by IG2, Inc.

      In addition, we may face increasing competition with respect our Talkie(R) Power Web Line Machine as a result of deregulation in foreign countries which could result in competition from other service providers with large, established customer bases or close ties to governmental authorities in their home countries and decreased prices for direct-dialed international calls. Customers could become unwilling to use our services, which would adversely affect our ability to derive revenues from our Talkie(R) Power Web Line Machines.

Government regulation and environmental regulation compliance costs may adversely affect our profitability.

      Automotive Division

      Our operations are subject to various Federal, state and local laws and regulations including those relating to local licensing and consumer protection. While we believe that we maintain all requisite licenses and permits and that we are in substantial compliance with all applicable laws and regulations, there can be no assurance that we will be able to continue to maintain all requisite licenses and permits or to comply with applicable laws and regulations, and our failure to do so could have a material adverse effect on our business, financial condition and results of operations. In addition, the adoption of any new laws or regulations and the cost to us of complying with any new laws or regulations, could have a material adverse effect on our business, financial condition and results of operations.

      In addition, as with automobile dealerships generally, and parts and 1service operations in particular, Major Auto's business involves the use, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as:

            o     motor oil;
            o     waste motor oil and filters;
            o     transmission fluid;
            o     antifreeze;
            o     freon;
            o     waste paint and lacquer thinner;
            o     batteries;
            o     solvents;
            o     lubricants;
            o     degreasing agents; and
            o     gasoline and diesel fuels.

      Accordingly, we are subject to Federal, state and local environmental laws governing health, environmental quality, and remediation of contamination at facilities Major Auto operates or to which it sends hazardous or toxic substances or wastes for treatment, recycling or disposal. We believe that we are in material compliance with all environmental laws and that such compliance will not have a material adverse effect on our business, financial condition or results of operations. However, environmental laws are complex and subject to frequent change. There can be no assurance that compliance with amended, new or more stringent laws, stricter interpretations of existing laws or the future discovery of environmentally hazardous conditions will not require material expenditures by us.

      Technology Division

      Because many of the facilities and services IG2, Inc. will need in order to provide DSL are subject to regulation at the federal, state and local levels, changes in applicable laws or regulations could have an adverse impact on its business. For example, the FCC and state telecommunications regulators help determine the terms under which collocation space will be provided. The FCC also oversees the terms under which IG2, Inc. will gain access to an ILEC incumbent local exchange carrier's copper telephone lines and transport facilities that it will need in order to provide DSL services. Future federal or state regulations and legislation may be less favorable to IG2, Inc. than current regulations and legislation and could have a material adverse effect on its business, financial condition or results of operations. In addition, IG2, Inc. may choose to expend significant resources to participate in regulatory proceedings at the federal or state level without achieving favorable results. IG2, Inc. expects ILECs and other incumbent local carriers to pursue litigation in courts, institute administrative proceedings with the FCC and state telecommunications regulators and lobby the U.S. Congress in an effort to affect the applicable laws and regulations in a manner that would be more favorable to them and may be against IG2, Inc.'s interests. Any changes in IG2, Inc.'s regulatory environment could create greater competitive advantages for all or some of its competitors or could make it easier for additional parties to provide DSL services.

      IG2, Inc. will be subject to FCC and state regulation for its interconnection arrangements with the incumbent local carriers in its markets, but the scope of this regulation is uncertain because it is the subject of ongoing court and administrative proceedings. Several parties have brought court challenges to the FCC's interconnection rules, including the rules that establish the terms under which a competitive telecommunications company may use portions of an incumbent local carrier's network and that define the particular network elements to which IG2, Inc. will be entitled. Although the Supreme Court recently held that the FCC has the authority to adopt interconnection rules and specifically upheld several of these rules, the Supreme Court also reversed and remanded the FCC's specification of the network elements it will be entitled to obtain from ILECs and other incumbent local carriers. The FCC is conducting a proceeding to re-specify those elements and may not require the continued availability of elements IG2, Inc. will need. Other rules are still being considered by the courts and the FCC. If a rule that is beneficial to IG2, Inc.'s business is struck down by the courts, it could harm its ability to compete. In particular, the courts have not yet resolved the lawfulness of the methodology that the FCC established to determine the price that competitive telecommunications companies would have to pay incumbent local carriers for use of the incumbent local carriers' networks. The courts may determine that the FCC's pricing rules are unlawful, which would require the FCC to establish a new pricing methodology. If this occurs, the new pricing methodology that the FCC adopts may result in IG2, Inc.'s having to pay a higher price to incumbent local carriers to use a portion of their networks in providing its services, and this could have a material adverse effect on its business, financial condition and results of operations.

      The FCC issued a decision that an incumbent local carrier's data services are subject to unbundling and resale requirements. The FCC is still considering alternative corporate structures for the incumbent local carriers that would allow them to compete more directly with DSL providers like IG2, Inc. on an unregulated basis. This issue is still pending before the FCC. An FCC decision in favor of the incumbent local carriers could have a material adverse effect on IG2, Inc.'s business, financial condition and results of operations. Although the FCC recently adopted new rules designed to provide greater access to central office space at less cost, these new rules potentially could benefit IG2, Inc.'s competitors to a greater extent than they benefit it, which could harm its competitiveness.

      A January 1999 decision by the U.S. Supreme Court has raised questions about whether IG2, Inc. will be able to obtain the network elements from the ILECs necessary to provide DSL in the future. In that decision, the Supreme Court invalidated an FCC rule which defines the particular elements of an incumbent local carrier's network that must be provided to competitors like IG2, Inc., and it sent the matter back to the FCC with instructions to consider further the question of which elements of an incumbent local carrier's network must be provided to competitors. The FCC recently initiated a proceeding to establish which network elements are required to be provided by incumbent carriers to competitors. The FCC has stated that it plans to issue a new decision on this matter later this year. IG2, Inc. would be adversely affected if the FCC were to specify a set of elements that does not include the elements that it will need to provide its services.

      Recently, various ILECs have requested the FCC grant them regulatory relief in the provision of data transmission services, including DSL services, which would allow the ILECs to compete more directly with DSL providers such as IG2, Inc. In response, the FCC issued a decision that data services generally are telecommunications services that, when provided by ILECs, are subject to the FCC's interconnection rules, including the rule requiring that an ILEC's data services be subject to unbundling and resale requirements. This issue is still pending before the FCC, and we cannot be certain that the FCC will not reconsider its decision. Moreover, although the FCC recently adopted new rules designed to provide greater access to central office space at less cost, these new rules may benefit our competitors to a greater extent than they benefit us, which could harm our competitiveness. Additionally, since the FCC issued its decision, various ILECs have again asked the FCC for regulatory relief with respect to their provision of data transmission services. The FCC has not yet resolved these later requests. We would expect that an FCC decision in favor of the ILECs could have a material adverse effect on IG2's business, prospects, financial condition and results of operations.

We face risks in our international operations.

      We intend to expand our new and used vehicle purchasing service to foreign markets through licensing our technology, business processes and tradenames and by establishing relationships with vehicle dealers and strategic partners located in certain foreign markets.

      By expanding our operations to various other countries, we may become subject to laws or treaties that regulate the marketing, distribution and sale of motor vehicles. In addition, the laws of other countries may impose licensing, bonding or similar requirements on us as a condition to doing business therein. In addition, there are certain risks inherent in doing business in international markets, such as:

            o     changes in political conditions;
            o     regulatory requirements;
            o     potentially weaker intellectual property protections;
            o     tariffs and other trade barriers;
            o     fluctuations in currency exchange rates;
            o     potentially adverse tax consequences;
            o     difficulties in managing or overseeing foreign operations;
            o seasonal reductions in business activities during summer months in Europe and other areas; and
            o educating consumers and dealers who may be unfamiliar with the benefits of online marketing and commerce.

      One or more of such factors may have a material adverse effect on our current or future international operations and, consequently, on our business, results of operations and financial condition.

      Our Talkie(R) Power Web Line Machine and Talkie-Globe(R) system are used to provide services to foreign countries. These products are subject to the risks associated with international operations enumerated above, as well as:

            o     difficulty in accounts receivable collection;
            o     longer payment cycles;
            o     difficulty in maintaining and repairing equipment abroad; and
            o possible confiscation of equipment and potentially adverse tax consequences.

      The realization of these risks by purchasers of our Talkie(R) products could adversely affect our ability to sell our Talkie(R) products and could reduce our income therefrom.

      Government-owned monopolies operate the telephone systems of many of the countries to which our Talkie(R) Power Web Line Machine is used to provide telephone services. While we are not aware that any such action is contemplated by any of these entities, there can be no assurance that in the future one or more of them will not adopt regulations limiting or prohibiting us from providing such services. The effect of such regulation could be to reduce our ability to operate the Talkie(R) Power Web Line Machine profitably.

We may be unable to protect our intellectual property. We have no protection to the "Major" name.

      The success of our Technology Division depends in part upon the strength of our patents and our ability to operate without infringing the proprietary rights of others. To protect our intellectual property we have:

            o     registered the name "Talkie(R)" as a trademark in Canada;
            o registered the names "Talkie(R)," "Talkie-Globe(R)" and "IG2(R)" as trademarks in the United States Patent and Trademark Office;
            o filed applications in the United States Patent and Trademark Office for the names "BCS" "IG2 Networks," "IG2 Communications," "Knock-Out 112," "NAICS" and "Browse N Talk" as trademarks;
            o acquired two United States patents, issued in June 1993 and May 1994, respectively, relating to the armored conduit technology and a Canadian patent application relating to such technology;
            o obtained two United States patents and filed two additional United States patent applications relating to the spa and bath fixtures and related installation method;
            o filed one application relating to the spa and bath fixtures and related installation method in Canada and the European Patent Office (listing six countries) and filed another application relating to the spa and bath fixtures and related installation method under the Patent Cooperation Treaty designating Australia, Canada, China, Japan and the European Patent Office (up to eighteen countries) as recipient countries. Under such treaty, we will have the option to individually file separate applications in the designated countries at an appropriate future date;
            o obtained one U.S. patent issued November 1999 relating to a head cover with an eye spraying capability;
            o obtained at least a partial interest in one U.S. patent issued March 1999 to a long life storage battery with a magnetic field source and an acid based heat source, and filed a further U.S. patent application related to the same technology;
            o filed three U.S. patent applications in the last year relating to a fire extinguishing agent, a sludge treatment and fertilizer, and treatment agent; and
            o filed a provisional U.S. patent application relating to the control of Internet protocol traffic in a wide_ or local_area_network (LAN or WAN).

      There can be no assurance that we will choose to file such separate applications, that any of our applications for patents or trademarks will be granted or that we will maintain issued patents, patent applications or trademarks. Nor can there be any assurance that any patents that issue from such applications or our issued patents will not be challenged and, if challenged, will be upheld. Nor can there be any assurance that issued patents will provide us with a significant competitive advantage.

      Moreover, we may be required to defend a claim of infringement or to institute litigation to prevent infringement. The costs of such litigation, even if we are successful, can be substantial and may be beyond our financial capability. If we were unsuccessful in our defense of an infringement claim, we could be liable for substantial damages and could be enjoined from manufacturing or selling the infringing product or required to obtain a license which may not be available on acceptable terms or at all.

      In addition, we have no federally or state registered trademark on the Major name. Future use of the Major name by a third party could have a negative impact on our business.

We face risks in connection with legal proceedings in which we are involved.

      We and our wholly-owned subsidiaries, Computer Business Sciences and Info Systems, are plaintiffs in a legal action against Michael Marom and M.M. Telecom, Corp. The plaintiffs claim damages of $5,000,000 for breach of contract, libel, slander, disparagement, violation of copyright laws, fraud and misrepresentation. The defendants have counterclaimed for damages of $50,000,000 for breach of contract and violation of the Lanham Act. While we believe that the our asserted claims have merit and that we have substantial defenses to the asserted counterclaims, a judgment against us with respect to this action could have a material adverse effect on our financial condition.

      A legal action has been commenced against us in Federal District Court in Nevada in connection with a dispute regarding ownership of 360,000 shares of our common stock. While we believe that we have substantial defenses to the asserted claims and intend to vigorously defend this suit, a judgment against us with respect to this action could have a material adverse effect on financial condition.

We are dependent on changing technology to keep our products competitive.

      The computer and telecommunications industries are undergoing rapid technological changes. The success of the Technology Division will depend upon our ability to understand and utilize changing technology to keep our products competitive. Failure to develop and introduce new products or enhancements to our existing products in a timely fashion could result in product obsolescence, diminished market acceptance of our products and a loss of business, which could have a material adverse effect on our business, financial condition and results of operations.

We face risks associated with the sale of automobiles over the Internet.

      -Competition

      Our Internet vehicle purchasing services compete against a variety of Internet and traditional vehicle purchasing services and automotive brokers. The market for Internet-based commercial services is new, and competition among commercial Web sites is expected to increase significantly in the future. The Internet is characterized by minimal barriers to entry, and new competitors can launch new Web sites at relatively low cost. To compete successfully over the Internet, we must significantly increase awareness of our services and brand name.

      We compete with other entities which maintain similar commercial Web sites, including:

            o     Autoweb.com;
            o     Autobytel.com;
            o     Carsdirect.com;
            o     Cendant Membership Service, Inc.'s AutoVantage; and
            o     Microsoft Corporation's Carpoint and Stoneage Corporation.

      AutoNation, Inc., a large consolidator of dealers, has announced its intention to launch a Web site for marketing vehicles. We also compete indirectly against vehicle brokerage firms and affinity programs offered by several companies, including Costco Wholesale Corporation and Wal-Mart Stores, Inc. In addition, all major vehicle manufacturers have their own Web sites and many have recently launched or announced plans to launch online buying services. We also compete with vehicle insurers, lenders and lessors as well as other dealers that are not part of our network. Such companies may already maintain or may introduce Web sites which compete with ours.

      We cannot assure you that we can compete successfully against current or future competitors, many of which have substantially more capital, existing brand recognition, resources and access to additional financing. In addition, competitive pressures may result in increased marketing costs, decreased Web site traffic or loss of market share or otherwise may materially and adversely affect our business, results of operations and financial condition.

      - The Internet industry is characterized by rapid technological change.

      Rapid technological developments, evolving industry standards and consumer demands, and frequent new product introductions and enhancements characterize the market for Internet products and services. These market characteristics are exacerbated by the emerging nature of the market and the fact that many companies are expected to introduce new Internet products and services in the near future. Our future success will significantly depend on our ability to continually improve the vehicle purchasing experience, the addition of new and useful services and content to our Web site, and the performance, features and reliability of our Web site. In addition, the widespread adoption of developing multimedia-enabling technologies could require fundamental and costly changes in our technology and could fundamentally affect the nature, viability and measurability of Internet-based advertising, which could adversely affect our business, results of operations and financial condition.

      - We could face liability for information retrieved from or transmitted over the Internet and liability for products sold over the Internet.

      We could be exposed to liability with respect to third-party information that may be accessible through our Web site, or content and materials that may be posted by consumers through our www.majorworld.com site. Such claims might assert, among other things, that, by directly or indirectly providing links to Web sites operated by third parties, we should be liable for copyright or trademark infringement or other wrongful actions by such third parties through such Web sites. It is also possible that, if any third-party content information provided on our Web site contains errors, consumers could make claims against us for losses incurred in reliance on such information.

      We also may enter into agreements with other companies under which any revenue that results from the purchase of services through direct links to or from our Web site is shared. Such arrangements may expose us to additional legal risks and uncertainties, including local, state, federal and foreign government regulation and potential liabilities to consumers of these services, even if we do not provide the services ourselves. We cannot assure you that any indemnification provided to us in our agreements with these parties, if available, will be adequate.

      Even to the extent such claims do not result in liability to us, we could incur significant costs in investigating and defending against such claims. The imposition on us of potential liability for information carried on or disseminated through our system could require us to implement measures to reduce our exposure to such liability, which might require the expenditure of substantial resources or limit the attractiveness of our services to consumers, member dealers, automotive-related vendors and others.

      Our general liability insurance and our communications liability insurance may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

      - We face risks associated with security breaches involving confidential information transmitted via the Internet.

      We rely on technology licensed from third parties that is designed to facilitate the secure transmission of confidential information. Nevertheless, our computer infrastructure is potentially vulnerable to physical or electronic computer break-ins, viruses and similar disruptive problems. A party who is able to circumvent our security measures could misappropriate proprietary information, jeopardize the confidential nature of information transmitted over the Internet or cause interruptions in our operations. Concerns over the security of Internet transactions and the privacy of users could also inhibit the growth of the Internet in general, particularly as a means of conducting commercial transactions. To the extent that our activities or those of third party contractors involve the storage and transmission of proprietary information (such as personal financial information), security breaches could expose us to a risk of financial loss, litigation and other liabilities. Our insurance does not currently protect against such losses. Any such security breach could have a material adverse effect on our business, results of operations and financial condition.

      - Major Auto and IG2, Inc. face risks associated with government regulation and legal uncertainties associated with the Internet.

      There are numerous state laws regarding the sale of vehicles. In addition, government authorities may take the position that state or federal insurance licensing laws, motor vehicle dealer laws or related consumer protection or product liability laws apply to aspects of our business. As we introduce new services and expand our operations to other countries, we will need to comply with additional licensing and regulatory requirements.

      A number of legislative and regulatory proposals under consideration by federal, state, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of the Internet, including, but not limited to:

            o     online content;
            o     user privacy;
            o     taxation;
            o     access charges;
            o     liability for third-party activities; and
            o     jurisdiction.

      Additionally, it is uncertain as to how existing laws will be applied to the Internet. The adoption of new laws or the application of existing laws may decrease the growth in the use of the Internet, which could in turn decrease the demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our business, results of operations and financial condition.

      The tax treatment of the Internet and e-commerce is currently unsettled. A number of proposals have been made at the federal, state and local level and by certain foreign governments that could impose taxes on the sale of goods and services and certain other Internet activities. Recently, the Internet Tax Information Act was signed into law placing a three-year moratorium on new state and local taxes on Internet commerce. However, we cannot assure you that future laws imposing taxes or other regulations on commerce over the Internet would not substantially impair the growth of e-commerce and as a result have a material adverse effect on our business, results of operations and financial condition.

Concentration of voting power and anti-takeover provisions in our charter documents may reduce stockholder value in any potential change of control of the Company.

      Mr. Doron Cohen is the beneficial owner of approximately 20.5% and Mr. Bruce Bendell is the beneficial owner of approximately 31.2% of our common stock (in both instances giving effect to Mr. Bendell's right to vote his 1997 Major Series Preferred Stock as our common stock on an "as converted" basis.) This concentration of voting power will severely limit the ability of other of our stockholders to elect directors or influence other corporate decisions and may, among other things, have the effect of delaying or preventing a change in control of the Company or preventing our stockholders from realizing a premium on the sale of their shares upon an acquisition of the Company.

      Our Board of Directors has the authority to issue shares of preferred stock and to determine the price, rights, preferences and privileges, including voting rights, of those shares without any further action by our stockholders. The rights of holders of our common stock will be subject to and may be adversely affected by the rights of the holders of any preferred stock. Any future designation and issuance of preferred stock could have the effect of making it more difficult for a third party to acquire control of us. We are also subject to the provisions of the Nevada General Corporation Law regulating business combinations, takeovers and control share acquisitions, which also might hinder or delay a change in control of us. Anti-takeover provisions that could be included in the preferred stock when designated and issued and the Nevada statutes can have a depressive effect on the market price of our common stock and can prevent the our stockholders from realizing a premium on the sale of their shares by discouraging takeover and tender offer bids. In addition, under our dealer agreement with General Motors, we may be at risk of losing the Chevrolet franchise if any person or entity acquires 20% or more of our voting stock without the approval of General Motors.

Future sales of our common stock may depress our stock price.

      Future sales of shares of common stock by existing shareholders under Rule 144 of the Securities Act or through the exercise of outstanding registration rights or the issuance of shares of common stock upon the exercise of options or warrants or the conversion of our outstanding Preferred Stock could materially adversely affect the market price of the common stock and could materially impair our future ability to raise capital through an offering of equity securities. A substantial number of shares of common stock are available for sale under Rule 144 in the public market or will become available for sale in the near future and no predictions can be made as to the effect, if any, that market sales of such shares or the availability of such shares for future sale will have on the market price of the common stock prevailing from time to time.

      Holders of our outstanding options and warrants are likely to exercise them when, in all likelihood, we could obtain additional capital on terms more favorable than those provided in the options and warrants. Our ability to obtain additional financing may also be adversely affected by our obligation to register shares of common stock under the Securities Act. We have filed, and expect to file, registration statements covering the common stock described under "Business - Recent Developments - Financing Transactions." Castle Trust and Management Services Limited, as Trustee under the Millennium Trust created under that certain Deed of Settlement dated October 2, 1996, the principal beneficiary of which is Bruce Bendell, has the right (on an unlimited number of occasions) to require us to register all or any portion of the common stock, aggregating 738,918 shares, into which the 125,000 shares of our 1996-MAJOR Series of convertible preferred stock has been converted (the "1996 Demand Shares"). In addition, Bruce Bendell has the right to require us (on an unlimited number of occasions) to register all or any portion of the 112,500 shares of common stock underlying a warrant held by him (the "Warrant Demand Shares"). Further, if we register any shares of common stock, we will have to offer to include the 1996 Demand Shares, the Warrant Demand Shares and the shares of common stock (a minimum of 4,050,000 shares) into which the 1997-MAJOR Series of Convertible Preferred Stock (the "1997 Major Preferred"), issued to Bruce Bendell in the Major Auto Acquisition, is convertible. In October 1999 Mr. Bendell converted 400,000 shares of 1997 Major Preferred into 1,800,000 shares of common stock.

We may be required to issue additional shares to recent investors pursuant to certain adjustable warrants without receiving additional payment, which could result in dilution to our shareholders.

      In connection with the recent sale of shares of our common stock to certain investors, we may be required to issue adjustment shares to them for no additional consideration pursuant to certain adjustable warrants. Declines in the market price of our common stock could result in the issuance of a significant number of adjustment shares. This could have a substantial dilutive effect on our common stock. The number of adjustment shares to be issued depends on the average of the lowest 10 days closing bid prices for our common stock during certain periods.

      We and the investors have agreed on "floor" prices and upper threshold prices. If the average market price were to decline below the floor price, we could pay cash in lieu of issuing additional shares. If the average price were to be above specified levels for designated periods, the additional shares issuances would be required.

We have never paid cash dividends on our common stock.

      We have never paid cash dividends on our common stock. We intend to retain any future earnings to finance our growth. In addition, dividends on common stock are subject to the preferences for dividends on the preferred stock. Any future dividends will depend upon our earnings, if any, our financial requirements, and other factors.

We face year 2000 risks.

      The year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the year 2000 issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. Three months into the Year 2000, we have experienced no problems internally and no problems with any of our supplies relating to

Year 2000 issues. However, it is possible that such problems may occur later in the year. Accordingly, it is not possible to be certain that all aspects of the year 2000 issue affecting us, including those relating to the efforts of customers, suppliers or other third parties, will be fully resolved. Should any adverse consequences occur, efforts to comply with Year 2000 requirements may disrupt or delay our ability to continue developing and marketing our services. We may also incur certain unexpected costs in connection with Year 2000 compliance.

Item 2. Description of Property.

      Major Dealer Group owns an approximately 12,000 square foot facility consisting of office and automobile showroom space in Long Island City, New York, as well as an approximately 40,000 square feet service facility in Long Island City, New York, both of which it acquired in the Major Auto Acquisition. Apart from the foregoing, neither we nor any of our subsidiaries own any real estate or plants. All of our other operations and our subsidiaries are conducted from locations leased from unaffiliated third parties.

      We lease approximately 6,900 square feet on two floors in Kew Gardens, New York. The lease for the floor that we currently use for executive offices and to house the Talkie(R) Power Web Line Machines consists of approximately 2,800 square feet and expires on March 31, 2001, but we have the option to extend the lease for one additional five-year term. The current annual rent under such lease is $69,448.50, but will be increased by 3.5% on a compounded and cumulative basis each lease year. If we elect to extend such lease, the base rent for the extension period will be the greater of the base rent on March 31, 2001 at the termination of the original lease period or the then fair market rental of the premises. The lease for the other floor in Kew Gardens, New York consists of approximately 4,100 square feet. The lease expires on May 1, 2006 and contains no renewal provisions. The current annual rent under such lease is $111,051 and, will be increased by 3% per year.

      We believe that our current facilities are suitable and adequate for our current needs, but will require additional facilities to accommodate planned future expansion for IG2.

      Computer Business Sciences (Israel) leases from an unrelated third party approximately 1,517 square feet of office space in Raanana, Israel. The lease was renewed in September 1999 for an additional two-year period. The current annual rent under such lease is $24,000.

      Info Systems leases from an unrelated third party approximately 1,415 square feet of office space in Downsview, North York, Canada. The lease expired on October 31, 1998, but Info Systems renewed the lease for an additional two-year period. The current annual rent under such lease is $19,810 and is not subject to escalation.

      CarsTV and Internet Connections lease from an unrelated third party approximately 3,500 square feet of office space in Richmond, Virginia. The lease expires June 2000 and a new lease is currently being negotiated. The current annual rent under this lease is $21,000.

      Major Subaru subleases from an unrelated third party approximately 2,500 square feet of office and automobile showroom space in Woodside, New York. This lease expires on December 31, 2004. The current annual rent under such lease is $128,000.

      We have an interest in the following leases, under which Major Dealer Group presently pays aggregate annual rental payments of $706,000:

o Major Chrysler, Plymouth, Jeep Eagle leases from an unrelated third party approximately 17,400 square feet of office and automobile showroom and storage space in Long Island City, New York for an annual rental of $92,000. This lease expires on October 31, 2001, but Major Chrysler, Plymouth, Jeep Eagle has the option to extend the lease for one additional ten-year term.

o Major Auto leases from an unrelated third party approximately 2,000 square feet of lot space in Astoria, New York adjacent to the main Major Dodge showroom. This lease expired on June 30, 1997 at which time the annual rent was $33,000. Major Auto is currently renegotiating such lease and remains in possession of the premises under an oral month-to-month lease. Major Auto does not believe that this property is material to the operation of Major Auto.

o Major Chevrolet leases from an unrelated third party, for $300,000 annually, two adjacent automobile dealership facilities in Long Island City, New York, comprising approximately 250,000 square feet. This lease expires on February 1, 2004, but Major Chevrolet has the option to extend the lease for up to three additional five-year terms.

o Compass Lincoln Mercury ("Compass") leases from Ford Motor Car Company approximately 30,000 square feet used for showroom, office, service department and storage facilities in Orange New Jersey at an annual rental of $70,000. This lease expires on April 30, 2000, but we expect to extend this lease through December 31, 2000. Compass also leases 7,000 square feet of showroom, office and storage space from an unaffiliated third party at an annual rental of $83,000. This lease expires on March 31, 2001 with an option to extend for three years.

Item 3. Legal Proceedings.

      On July 27, 1999, Mr. Daniel Tepper of Los Angeles, California, filed a lawsuit against us and three of our officers (Bruce Bendell, Doron Cohen, and Richard Feinstein) in the Eighth Judicial District Court in Clark County, Nevada. That original Complaint was not served on us or the named officers. On August 16, 1999, Mr. Tepper filed an Amended Complaint, which was subsequently served on us. We and the individual defendants removed the litigation to the United States District Court in Las Vegas, Nevada. We and individual defendants filed a motion to dismiss the claims against the individuals on jurisdictional grounds, and to transfer the remainder of the case to New York. Mr. Tepper subsequently agreed to dismiss all claims against the individuals, and the Court declined to transfer the case. Mr. Tepper contends in his lawsuit that he is the rightful owner of 360,000 shares of our common stock. He contends that we have wrongfully (i) refused to remove the "restricted" legend from 240,000 of those shares, and (ii) withheld the remaining 120,000 shares from him. We have been informed by Progressive Polymerics International, Inc. n/k/a InvestAmerica that it is the rightful owner of the shares, and that Mr. Tepper acquired the shares improperly. Because of these competing claims to ownership of the shares, we have not released full ownership of the shares to Mr. Tepper. We have filed a motion seeking to interplead the shares into court to avoid liability to either claimant and to permit the court to determine the ownership. Mr. Tepper did not name Progressive as a party to the lawsuit, but we are considering adding it as a party to aid in resolving the ownership question.

      By Summons and Complaint dated June 10, 1999, we were named as the defendant in an action titled Ronald Shapss Corporate Services, Inc. v. Fidelity Holdings, Inc., brought in New York State Supreme Court, Rockland County (Index No. 3248/99). In this action, Ronald Shapss Corporate Services, Inc. ("RSCS") has alleged that we breached a purported consulting agreement with it and converted shares of our common stock that RSCS claims should have been provided to it pursuant to that purported agreement. The complaint claims damages on the breach of contract claim "believed to approximate $7,386,500," and on the conversion claim "believed to approximate $1,387,500, plus punitive damages in the amount of $5,000,000." By Notice of Motion dated July 6, 1999, we moved to dismiss the conversion claim. Thereafter, RSCS cross-moved for partial summary judgement on its breach of contact claim, which, if successful, under RSCS's apparent theory of purported damages, presumably would have resulted in liability to us of approximately $1,387,500. By order dated December 15, 1999, the Court granted our motion and denied RSCS's cross-motion. RSCS has filed a notice of appeal (which it has not perfected) and a motion for "reargument and/or renewal" of the Court's denial of the cross-motion, which is now awaiting a decision. On or about January 20, 2000, we served our answer and counterclaims in which we denied the material remaining allegations of the Complaint and asserted claims against RSCS and/or Ronald Shapss individually for breach of contract, fraudulent inducement, and a declaration that we terminated any agreement it might have had with RSCS. In addition to the declaration, the counterclaims seek damages believed to exceed $1 million or, alternatively, the return of 50,000 shares of our common stock we provided to RSCS and/or Mr. Shapss in 1997, and/or punitive damages of no less than $5 million. The action is now in discovery, and we intend to continue vigorously to defend against RSCS's remaining claim and to prosecute our counterclaims.

Item 4. Submission of Matters to a Vote of Security-Holders.

None.

                                     PART II

Item 5. Market For Common Equity and Related Stockholder Matters.

Market Information

      In August, 1999, our common stock was approved for trading on the NASDAQ National Market. Prior thereto, we were listed on the NASDAQ Small Cap Market. From the time of the National Market listing through April 6, 2000, the high bid price was $25.25 and the low bid price was $8.00; quarter-end high and low bids were (as reported by Nasdaq Trading & Market Services) which quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions and which have been adjusted, as necessary, to reflect two stock splits, each in an amount of 3 for 2, effected in June, 1999 and January, 2000:

      Quarter Ended                High Bid          Low Bid
      -------------                --------          -------

      March 31, 2000               $  25.25          $ 10.125
      December 31, 1999            $12.7083          $  8.000
      September 30, 1999           $ 17.125          $ 9.1667
      June 30, 1999                $ 15.250          $ 8.4167
      March 31, 1999               $  8.222          $  2.722
      December 31, 1998            $  2.917          $  1.500
      September 30, 1998           $  2.583          $  1.611
      June 30, 1998                $  2.167          $  1.833
      March 31, 1998               $  2.056          $  1.806

Shareholders

      As of March 28, 2000 there were approximately 3,700 holders of record of our common stock.

Dividends

      We have never declared cash dividends on any class of our securities and have no present intention to declare any dividends on any class of our securities in the future.

Recent Sales of Unregistered Securities

      The securities described below of were sold by us during 1999 without being registered under the Securities Act. All such sales made in reliance on
Section 4(2) and/or Rule 506 promulgated thereunder of the Securities Act were, to the best of our knowledge, made to investors that, either alone or together with a representative that assisted such investor in connection with the applicable investment, had such sufficient knowledge and experience in financial and business matters to be capable of evaluating the merits and risks connected with the applicable investment. All shares and prices have been adjusted to reflect stock splits effected in June 1999 and January 2000.

1. In January 1999, we issued 33,750 shares of common stock to Kimberly Peacock at a per share price of $1.56 as employment compensation.

2. In February 1999, we issued 22,500 shares of common stock, 11,250 each to Arthur and Scott Picon, at a per share price of $2.44 in partial consideration for the acquisition of Compass Lincoln-Mercury.

3. In January 1999, in connection with the private placement, of a convertible debenture, we issued the following shares (each share at $1.56) and warrants:
Zanett Lombardier, Ltd. 40910 shares of common stock and 93,752 warrants; Goldman Sachs Performance Partners, L.P., 91,637 shares of common stock and 210,000 warrants; Goldman Sachs Performance Partners (Offshore), L.P., 72,000 shares of common stock and 156,000 warrants; Bruno Guazzoni,18,819 shares of common stock and 43,127 warrants; David McCarthy, 43,825 shares of common stock and 100,430 warrants; Claudio Guazzoni, 42,188 shares of common stock and 96,681 warrants; and Samuel Milbank, 26,125 shares of common stock and 54,454 warrants.

4. In January 1999, we issued 45,563 shares of common stock to Robert Rimberg, Esq. at a per share price of $1.56 in consideration for legal services.

5. In January 1999, we issued 4,500 shares of common stock to Tom Mludzik at a per share price of $1.56 pursuant to an employment agreement.

6. In January 1999, we issued 21,126 shares of common stock to Solomon Fromowitz and 132,251 shares to Michael Fromm and 38,025 shares of common stock to Elizabeth Deutch at a per share price of $1.56 in consideration for consulting services.

7. In January 1999, we issued 2,383 shares common stock to Elias Fillas at a per share of common stock price of $1.56 in consideration for settlement of litigation.

8. In March 1999, we issued 26,910 shares of common stock to Dr. Zvi Barak at a per share price of $1.56 pursuant to an employment agreement.

9. In January 1999, we issued 112,500 shares of common stock to Richard Feinstein at a per share price of $1.56 as employment compensation.

10. In January 1999, we issued 87,804 shares of common stock to Bruce Bendell at a per share price of $1.20 in consideration for past employment compensation.

11. In January 1999, we issued 87,804 shares of common stock to Doron Cohen at a per share price of $1.20 in consideration for past employment compensation.

12. In January 1999 we issued 41,261 shares of common stock to Bruce Hall at a per share price of $1.563.50 in consideration for consulting services rendered.

13. In April 1999, in connection with the conversion of $600,000 in debentures, we issued the following shares (each at a conversion price of $1.96 per share):
Gross Foundation, Inc. 286,875 shares of common stock; Robert Kaszovitz 95,625 shares of common stock; and Harvey Glick 76,500 shares of common stock.

14. In June 1999, in connection with the conversion of all shares of 1996 Major Preferred stock, we issued 1,477,833 shares of common stock to Millennium Trust I.

15. In June 1999, in connection with a private placement offering, we issued 142,857 shares of common stock, at a per share price of $14.00, along with warrants to purchase 142,857 shares of common stock and one adjustable warrant, to each of three investors: Strong River Investments, Inc., Bay Harbor Investments, Inc. and Augusta Street LLC.

16. In June 1999, in connection with the conversion and payoff of a convertible debenture, we issued the following shares of common stock (each share at $14.00): Zanett Lombardier, Ltd., 100,704 shares of common stock; Bruno Guazzoni, 129,494 shares of common stock; and David McCarthy, 11,621 shares of common stock.

17. In July1999, we issued 4,500 shares of common stock to Deborah Arnott at a per share price of $18.50 as an employment bonus, subject to a vesting schedule.

18. In July 1999, we issued 1,500 shares of common stock to Mordechai Book, Esq. at a per share price of $18.50 as legal services.

19. In July 1999, we issued 900 shares of common stock to Zvi Lichter at a per share price of $12.33 as an employment bonus.

20. In July 1999, we issued 9,000 shares of common stock to International Securities Corporation at a per share price of $12.33 as a financing fee.

21. In July 1999, we issued 45,000 shares of common stock to Lawrence Hardge at a per share price of $12.33, subject to a vesting schedule, in consideration for inventions acquired.

22. In July 1999, we issued 4,500 shares of common stock to Joe Centner at a per share price of $12.33 as an employment bonus.

23. In September 1999, we issued 43,676 shares of common stock to Arthur and Scott Picon at a per share price of $12.30 as partial consideration for the acquisition of Compass Lincoln Mercury.

24. In September 1999, we issued 2,439 shares of common stock to James Wallick at a per share price of $12.30 as partial consideration for the acquisition of Compass Lincoln Mercury.

25. In September 1999, we issued 7,500 shares of common stock to James Wallick at a per share price of $12.30 in connection with the acquisition of Compass Lincoln Mercury.

26. In October 1999, upon conversion of 400,000 shares of common stock of 1997 Major Preferred Stock, we issued 1,800,000 shares of common stock to Bruce Bendell. Such shares were placed in Millennium Trust III, a trust in which Mr. Bendell disavows any beneficial interest.

27. In November 1999, we issued 9,762 shares of common stock to Frank Graziadei, Esq. at a per share price of $10.85 as a down payment for the acquisition of an automotive dealership.

28. In November 1999, we issued 1,500 shares of common stock to William Brunner, Esq. at a per share price of $10.85 as a down payment for the acquisition of an automotive dealership.

29. In November 1999, in connection with the exercise of adjustable warrants, we issued 32,430 shares of common stock, at a per share price of $.0067, to each of three investors: Strong River Investments, Inc., Bay Harbor Investments, Inc. and Augusta Street LLC.

30. In December 1999, in connection with a private placement offering, we issued 88,236 shares of common stock, at a per share price of $11.33, along with warrants to purchase 88,236 shares of common stock and one adjustable warrant, to each of three investors: Strong River Investments, Inc., Montrose Investments, Ltd. and Augusta Street LLC.

31. In November 1999, we issued 37,500 shares of common stock to Roland Nassim at a per share price of $20.00 in connection with the acquisition of Master Agent's rights and equipment.

Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of the operations, financial condition, liquidity and capital resources of we and our subsidiaries should be read in conjunction with our audited Consolidated Financial Statements and related notes thereto included elsewhere herein.

      This annual report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements.

o The Company

      We are a holding company involved in the acquisition and development of synergistic technological and telecommunications businesses and the regional consolidation of the retail automotive industry. We operate in two divisions:
Automotive and Technology. The Automotive Division consists of retail automotive dealerships, our subsidiary Major Fleet and Leasing, Inc. ("Major Fleet") and any associated entities. The Technology Division is comprised of all non-automotive operations, including our subsidiaries, Computer Business Sciences, Inc. and IG2, Inc.

      On May 14, 1998, we acquired, from a related party, the Major Automotive Group of dealerships ("Major Auto") and associated real estate. In conformity with generally accepted accounting principles, the 1998 consolidated results of our operations include the results from Major Auto only since the date of acquisition on May 14, 1998. The 1999 consolidated results of operations include the results of Major Auto for the entire year, as well as the results of two dealerships acquired in the 1999 Compass Lincoln-Mercury and Universal Kia operations (which together represented approximately 3% of revenues and gross profit), from their respective dates of acquisition, September 9, 1999 and April 27, 1999. Accordingly, the results of operations for the years 1999 and 1998 are not directly comparable. Similarly, the results of operations for the years 1998 and 1997 are not directly comparable.

      The year 1999 has been one of significant change for us. In the prior year, the Board of Directors determined to explore the possible divestiture of our non-automotive operations. At the same time, we continued to invest in development activities relating to these operations in order to enhance both their potential marketability and internal prospects. In particular, IG2, Inc., required substantial investment in development and licensing. Part of this investment was the application and review process relating to obtaining CLEC licenses in each of the markets in which IG2, Inc. envisions operating in order to gain nationwide coverage. By year-end 1999, we had obtained CLEC status in 25 states covering 54 of its planned 62 markets and is currently licensed in 59 such markets. Additional investments were made in staffing, engineering, research and equipment in order maximize the potential of this operation. We also incurred substantial financing costs, including an extraordinary non-cash charge of $733,000 in connection with the early repayment of a convertible debenture. Although the Automotive Division grew to historical high gross profit level of approximately $33 million for 1999, such technology-related expenditures were significantly responsible for our 1999 net loss of more than $3.5 million.

      Based on the progress made during the year, both in development and licensing, and, in consultation with our technology advisor, Hon. Jack Fields, a former Congressman from Texas and a chief architect of the Telecommunications Act of 1996, the Board of Directors determined, in February 2000, to continue the development and operations of our Technology Division, with particular emphasis on IG2, Inc.

Results of Operations - Year Ended December 31, 1999 and Year Ended December 31, 1998

      Revenues. Revenue for the year 1999 had a net increase of $111.1 million or 111.5% to $210.8. Revenue for the year 1998 was $99.7 million. The sources for such increase (decrease) were:

      Automotive Division (including Leasing) ........        $110,953,023
      Technology Division ............................        $    193,259

      The increase in the Automotive Division's revenues was attributable to the sales generated by Major Auto, which were $208.8 million in 1999, compared with $97.6 million for the period from May 14, 1998 (date of acquisition) to December 31, 1998. This is an increase of $111.2 million or almost 114%. Revenues for Major Fleet decreased $(225,000) or (22.7%) to $767,000 in 1999 from $992,000 in
1998.

      A comparison of the average monthly revenue for our automotive dealerships during the year 1999 with the average monthly revenue generated by our automotive dealerships for the seven and one-half month period it was owned by us in 1998 shows an approximate 30% increase in 1999, to more than $17 million per month in 1999 from approximately $13 million per month in 1998. Management believes that this increase in average monthly sales is primarily attributable to Major Auto's successful efforts in selling used vehicles at its expansive facility in Long Island City, New York. Average monthly used car sales revenues increased almost 65% in the 1999 period as Major Auto continued to set used vehicle volume records for itself almost every month. Major Auto's initiatives included extensive Internet promotions, local increased advertising in all media, intensive focus on customer service and the branding of its used car operation as "Major World."

      Revenues in the Technology Division increased to $1.3 million in 1999 from $1.1 million in 1998, an increase of $193,000 or almost 18%. This is primarily the result of aggressive sales efforts and technical enhancements to the Talkie(R) line of products.

      Cost of Sales. Cost of sales increased to $177.6 million in 1999 from $84.8 million in 1998. This increase of $92.8 million, or 109.4%, is primarily attributable to the operations of the Automotive Division. The Automotive Division's cost of sales in 1999 increased $92.4 million or, 110%, to approximately $176.5 million from $84.1 million in 1998. The 1998 amount is attributable to Major Dealer Group's operations since its acquisition on May 14, 1998. and is not directly comparable to the current year.

      Cost of sales for 1999, which related to the Technology division, was approximately $1.3 million, compared with $706,607 in the 1998 period. This is an increase of $376,000 and is reflective of increased costs in creating new Talkie(R) products and product enhancements, such as Talkie(R) Browse N Talk.

      Gross profit. Gross profit showed a net increase of $18.4 million, or 124%, to $33.2 million for 1999, compared with $14.8 million for 1998. This increase is substantially to the Automotive Division operations and particularly to Major Dealer Group, the gross profit of which was $32.2 million in 1999, compared with gross profit of $13.5 million in the period May 14, 1998 (date of acquisition) to December 31, 1998. Gross profit as a percentage of sales for the Automotive Division in 1999 was 15.9%, compared with 13.8% in 1998. Almost $800,000 of the gross profit of the Automotive Division is attributable to Leasing operations.

      For the retail automotive dealership industry, as a whole in 1999 to date, the average gross profit percentage is approximately 13%. Management believes that the increase in gross profit percentage for Major Dealer Group and its favorable comparison to the industry is primarily attributable to the increased volume of used vehicle sales as a percentage of total sales during 1999 which was 52.3%, as compared with the 1998 period of 44.3% and the industry as a whole in 1999 approximating 29.2% of total average dealership sales. The gross profit percentage on used vehicles sold by the Automotive Division in 1999 was approximately 18.4% compared with the 1999 industry average of 10.7% and Major auto's 1998 results of 14.37%.

      Gross profit for the Technology division in 1999 was $199,672, which represented a decrease of $(182,573), or (47.8%) from the prior year's gross profit of $382,245. Additionally, gross profit as a percentage of the related revenue decreased to 15.6% in 1999 from the 35.1% gross profit percentage in 1998. Both the dollar decrease and the gross profit percentage of revenues decreases are consistent with the increased costs related to new and enhanced Talkie(R) product development.

      Operating expense. In 1999, operating expenses had a net increase of approximately $21.2 million, or 164%, to approximately $34.2 million from approximately $13.0 million in 1998. Of this increase, approximately $17.3 million related to the operations of the Automotive Division, which included $28.6 million of operating expense for the full year of 1999, compared with $11.3 million for that division in 1998, which included Major Auto only for the period May 14, 1998 (date of acquisition) to December 31, 1998. Included in the Automotive Division's operating expenses in 1999 is a one- time charge of $1.8 million relating to reimbursement of certain expenses and a bonus for our Chairman, who is Major Auto's President. Additional operating expense increases of $4.0 million related primarily to the development efforts of our Technology Division.

      Interest expense. Interest expense had a net increase of $1.2 million or 136% to $2.0 million in 1999 from interest expense of $843,000 incurred in 1998. This increase is primarily related to the floor plan interest of approximately $800,000 in 1999, an increase of $600,000 arising from both a full year of operations for the Automotive Division and increased automotive sales and related inventory carrying costs. To a lesser extent, there was a non-cash interest charge incurred as amortization of original issue discount for stock and warrants issued in connection with convertible debentures issued in January 1999, 85% of which was repaid in June 1999 utilizing part of the proceeds received in a private placement equity transaction. The amount of this charge was almost $244,000. Additionally, interest incurred in financing the acquisition of Major Auto amounted to approximately $700,000, an increase of $200,000 over the prior year's amount of almost $500,000 and is reflective of a full year's payments compared with the period May 14, 1998 (date of acquisition) to December 31, 1998 in the prior year.

Results of Operations - Year Ended December 31, 1998 and Year Ended December 31, 1997

      Revenues. Revenue for the year 1998 resulted in a net increase of $95,805,538 or 2,480% to $99,667,822. Revenue for the year 1997 was $3,862,284.
The sources for such increase (decrease) were:

      Automotive Division (including Leasing) .......        $ 97,625,937
      Technology ....................................        $(1,820,399)

      The increase in the Automotive Division's revenues was almost solely attributable to the sales generated by Major Auto which were $97,587,000 for the period from May 14, 1998 (date of acquisition, to December 31, 1998. Revenues for Major Fleet increased $39,418 (4.1%) to $992,451 in 1998 from $992,451 in
1997.

      The decline of 62.6% in revenues in the Technology Division to $1,088,852 in 1998 from $2,909,251 is primarily result of a decision made in the third quarter of 1997 to operate Talkie(R) Power Web Line machines for itself. Consequently, at that time, we stopped the sale of such machines to Master Agents.

      Cost of Sales. The Automotive Division's cost of sales in 1998 of $84.1 million is attributable to Major Auto operations since its acquisition on May 14, 1998. There is no comparable amount for the prior year.

      Cost of sales for 1998 which related to the Technology division, was $706,607 compared with $823,397 in the 1997 period. This is a decrease of $(116,790) or 14.2%, and is consistent with the change in operational direction of this division.

      Gross profit. Gross profit showed a net increase of $11.8 million, or 388%, to $14.8 million for 1998 compared with $3,038,887 for 1997. This increase is substantially attributable to the Automotive Division operations and particularly to Major Auto, the gross profit of which was $13.5 million since its acquisition on May 14, 1998. Gross profit as a percentage of sales for Major Auto in 1998 was 13.8%. Management believes that Major Auto's profitability during 1998 was enhanced as a result of a strike by the employees of General Motors Corporation (the "GM strike") which took place near the time that Major Auto was acquired by us. We believe that because Major Dealer Group's Chevrolet dealership had a substantial inventory of new cars at that time while there was generally a shortage of such cars elsewhere, we were able to realize greater gross margins than it otherwise would have in a more competitive situation. Additionally, we believe that in instances where customers at our Chevrolet dealership were resistant to the price level at that time, Major Auto was able to direct such customers to our other dealerships where prices for similar vehicles were more competitive, thus increasing overall sales. It should also be noted that the acquisition of Major Auto took place at a time during the year where automotive vehicle sales generally rise and after the winter months when such sales generally decrease. For all of these reasons, the results for the period May 14, 1998 (date of acquisition) to December 31, 1998 are not necessarily indicative of the results for a full year or for any future period within a year. Almost $1 million of the gross profit of the Automotive Division is attributable to Leasing operations.

      Gross profit for the Technology division in 1997 was $382,245, which represented a decrease of $1,703,609 or (81.6%) from the prior year's gross profit of $2,085,854. Additionally, gross profit as a percentage of the related revenue increased to 35.1% in 1998 from the 71.7% gross profit percentage in 1997. Both the dollar decrease and the gross profit percentage of revenues decreases are consistent with the decreased sales levels.

      Operating expense. In 1998, operating expenses had a net increase of approximately $10.5 million, or 442%, to $12.9 million from $2.4 million in 1997, almost all as a result of the acquisition of Major Auto on May 14, 1998. Operating expenses attributable to Major Auto since that date aggregated $10.9 million and were partially offset by other operating expense decreases totaling $400,000.

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

Assets, Liquidity and Capital Resources - December 31, 1999

      At December 31, 1999, our total assets increased to approximately $68.6 million, or approximately $18.0 million, from $50.5 million at the prior year-end. The significant components of this increase are a $6.0 million increase in cash; a $5.6 million increase in accounts receivable, attributable primarily to the Major Dealer Group; an $8.6 million increase in excess of costs over net assets acquired, resulting primarily from the acquisition of rights and equipment from former Master Agents and, to a lesser extent, from automotive dealership acquisitions, and a net increase in other current assets of $600,000, resulting primarily from an increase of almost $1.0 million in prepaid taxes. The aggregate of these increases, $20.8 million, was partially offset by a total decrease in investment in financing leases of $2.0 million.

      Stockholders' equity increased almost $12.1 million in 1999 to $28.5 million from $16.4 million at the end of 1998. This increase in significantly attributable to a $15.8 million increase in additional paid-in capital resulting from the issuance of common stock, in significant part related to private placements of $8.9 million, conversion of outstanding debentures of $1.0 million, and services and business combinations of $4.3 million. These increases were partially offset by our net loss of $(3.5 million).

      The Company's primary source of liquidity for the year ended December 31, 1999 was $8,776,883 from its financing activities. The significant component of this increase was $9,284,168 of net proceeds from the issuance of common stock in private placements and the exercise of warrants.

      This increase in cash was partially offset by $1,941,238 of cash used in investing activities. The use of cash in investing activities was almost equally divided between additions to property and equipment ($918,485) and cash used for business combinations ($1,022,753).

      Another partial offset to the cash generated through investing activities was the net use of cash for operating activities aggregating $(825,674). This resulted primarily from the net loss of $(3,540,366), which was more than offset by non-cash charges which aggregated $4,243,955, principally, stock-based compensation, aggregating $2,100,770 and, to a lesser extent, depreciation and amortization totaling $1,165,685. This net increase in cash from income of $703,589 was more than offset by the net change in operating assets, which decreased cash by $(1,529,263) resulting from:

      (a) a net increase in assets of $7,732,408, primarily from the increase in inventory of $5,551,134, which was significantly attributable to the Major Dealer Group; an increase in accounts receivable of $1,062,700, which was also primarily attributable to the Major Dealer Group; and an increase in other assets of $1,482,487, of which $972,002 related to prepaid taxes. The accounts receivable and inventory increases reflect the higher level and rate of sales of the Major Dealer Group in 1999 and the addition of Compass Lincoln-Mercury, compared with the lower average monthly sales in the 1998 period; and

      (b) a net increase in liabilities of $6,203,145, primarily related to an increase in floor plan notes payable of $3,870,401 and a net increase in accounts payable and accrued expenses of $3,490,860, partially offset by a $(1,066,797) decrease in due to affiliate. The floor plan notes increase is consistent with the increase in inventories of the Major Dealer Group and the accounts payable and accrued expenses increase reflects the higher level of activities in the Technology division as well as in the Major Dealer Group.

      The Company's financing activities provided net cash of $(8,776,883). The primary component of this addition was the proceeds from the issuance of common stock and warrants aggregating $9,284,168. The most significant offset to this increase was $628,192 used for the payment of long-term debt.

      The foregoing activities, i.e., financing, investing and operating, resulted in a net cash increase of $6,008,744 for the year ended December 31, 1999 with total cash at year end $6,985,878.

      We believe that the cash generated from existing operations, together with existing cash, available credit from our current lenders, including banks and floor planning, will be sufficient to finance our current operations and internal growth for at least the next twenty-four months. We are exploring financing alternatives with respect to our planned expansion.

      Year 2000 Issue

      Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields needed to accept four-digit entries to distinguish the 21st century dates from 20th century dates. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and if not addressed, they may impact on operations and affect an entity's ability to conduct normal business operations. Three months into the year 2000, we have not identified any Year 2000 problems internally and we have not experienced problems with our suppliers relating to year 2000 issues. However, it is possible that such problems may occur or be discovered later. Accordingly, it is not possible to be certain that all aspects of the Year 2000 issue affecting us, including those relating to our suppliers or other third parties, are fully resolved. Should any adverse consequence occur, it could affect our automotive and technology operations and development efforts. We may also incur certain unexpected costs in connection with the Year 2000 issue.

Item 7. Financial Statements

      The Financial Statements are filed as a part of this Annual Report as pages F-1 through F-42 following Part IV.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

(a) As previously reported on Form 8-K filed on February 9, 1999.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

      The names, ages and principal occupations of our Directors and Executive Officers are as follows:

Name                       Age      Position, Term In Office
----                       ---      ------------------------

Bruce Bendell              45       Chairman of the Board
Doron Cohen                43       President, Chief Executive Officer,
                                    Treasurer and Director
David Edelstein            46       Director
Richard L. Feinstein       56       Chief Financial Officer
Dennis Roth                57       Director
James Wallick              49       Chief Operating Officer, Executive
                                    Vice President and Director
Jeffrey Weiner             42       Director

      The following is a brief description of the professional experience and background of our directors and executive officers:

      Bruce Bendell. Mr. Bendell has served as our Chairman of the Board since our formation in November 1995, as our Chief Executive Officer from May 1998 until February 2000 and as President from May 14, 1998 to December 1998. Mr. Bendell has served as the President and a Director of Major Chevrolet and its affiliates since December 1985.

      Doron Cohen. Mr. Cohen has served as our Chief Executive Officer, President, Treasurer and a Director. A founder of our company in November 1995, Mr. Cohen has held those positions since inception. Mr. Cohen briefly relinquished the presidency during the period from May 14, 1998 to December 18, 1998 and the position of Chief Executive Officer from May 14, 1998 to February 3, 2000. Mr. Cohen was also a founder and served as Chief Executive Officer and Chairman of the Board of the Technology Division, CBS, since its inception in 1995. In March 2000, Mr. Cohen relinquished the positions of Chairman and Chief Executive Officer of CBS, and remains a Director.

      David Edelstein. Mr. Edelstein has served as a Director since May 1998. Mr. Edelstein has been in the real estate development business since 1979. Currently he is the Managing Member of Sutton East Associates LLC, a real estate development limited liability company and is involved in several sizable real estate projects in New York and Florida.

      Richard L. Feinstein. Mr. Feinstein has served as our Senior Vice President - Finance and Chief Financial Officer since December 1997. From 1994 to December 1997, Mr. Feinstein maintained his own financial and management consulting practice. From 1989 to 1994, Mr. Feinstein served as Managing Director and Chief Financial Officer of Employee Benefit Services, Inc. From 1978 to 1989, Mr. Feinstein was a partner in KPMG Peat Marwick and a predecessor firm.

      Dennis Roth. Mr. Roth has served as our Director since March 2000 and Chairman and Chief Executive Officer of CBS and IG2, Inc. since March 2000. Mr. Roth has over 25 years experience at AT&T, most recently Vice-President and Managing Partner, AT&T Solutions (1999); Chief Executive Officer, AT&T-Unisource Communications Services (1998); President & Managing Director, AT&T Communications (United Kingdom) Ltd. (1996-1998) and Regional Managing Director, AT&T Business Communications Services. Under Mr. Roth's direction, AT&T Communications (UK) Ltd., a telecommunications start-up, grew to approximately $300 million a year in revenues.

      James Wallick. Mr. Wallick has served as a director since May 1998 and Executive Vice President and Chief Operating Officer since September 1999. Mr. Wallick has been in the automotive dealership and financing business since 1971. He is currently president of MIC Leasing and vice president and a director of TecFin Corp.

      Jeffrey Weiner. Mr. Weiner has served as a Director since May 1998. Mr. Weiner is a certified public accountant and has been with the accounting firm of Marcum & Kliegman LLP, where he is currently Managing Partner, since 1981.

      The following persons, although not executive officers, are regarded by management as key personnel:

      Zvi Barak. Mr. Barak, age 47, has served as the Director of Research and Development of our Technology division since April, 1996. From 1992 to August 1996, Mr. Barak served as President of Info Systems.

      Moise Benedid. Mr. Benedid, age 50, has served as the President of our Canadian subsidiary Info Systems since August 1996. From November 1994 through July 1996, Mr. Benedid served as Vice President in charge of marketing and technical support for TelePower International, Inc., where he was responsible for the sale in Canada of franchises based on the "Talkie(R)" technology. From December 1992 to November 1994, Mr. Benedid served as President of Powerpoint Microsystems, Inc., and from August 1989 to December 1992, he served as President of Computer Junction, a Toronto-based computer retail store.

      Harold Bendell. Mr Bendell, age 52, has served as served as a senior executive of Major Dealer Group since December 1985. He, together with his brother, Bruce Bendell, is responsible for the day to day operations of Major Dealer Group.

      Kimberly R. Peacock. Ms. Peacock, age 34, serves as Vice-Chair person and Chief Technical Officer of the Company. Ms. Peacock has been associated with us in various technical capacities since February 1997. Prior to such time she worked as an independent technical consultant to several Fortune 500 companies and helped found two Internet service providers.

      Jack Singer. Mr. Singer, age 41, serves as President of CarsTV.com, Inc. and Internet Connections. Mr. Singer is a Director of Computer Business Sciences, Inc., our Technology division. Mr. Singer has been with CarsTV.com since founding it in 1994. From 1984 until 1994 Mr. Singer has served as President of a number of successful software firms.

Advisory Board

      Jack M. Fields, Jr. Mr. Fields, age 48, has served as Chairman of Fidelity's Technology Advisory Board since September 7, 1999. The Technology Advisory Board was established to counsel Fidelity Holdings on ways to improve its technology operations. A former Member of the U.S. House of Representatives from Texas, Congressman Fields was Chairman of the House Commerce Committee's Telecommunications and Finance Subcommittee and chief architect of the Telecommunications Act of 1996. Since his retirement in 1997, Mr. Fields opened two companies: Twenty-First Century Group, Inc. and Texana Global.

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

      Based solely on our review of the copies of such forms received by it, or written representations from certain reporting persons, we believe that during Fiscal 1999, our officers, directors, and greater than ten-percent beneficial owners have complied with all applicable Section 16(a) filing requirements.

Item 10. Executive Compensation.

Summary Compensation Table

      The following table sets forth information for each of our fiscal years ended December 31, 1999 and 1998 concerning compensation of (i) all individuals serving as our Chief Executive Officer during the fiscal year ended December 31, 1999 and (ii) each other of our executive officers whose total annual salary and bonus equaled or exceeded $100,000 in the fiscal year ended December 31, 1999:

                                                                Annual Compensation
                                                                -------------------         All
                                                                             Other         Other
     Name and Principal Position          Year     Salary($)    Bonus($)   Annual($)   Compensation($)
     ---------------------------          ----     ---------    --------   ---------   ---------------
Doron Cohen(1)                            1998      246,500           0           0                 0
   President, CEO and Treasurer           1999      244,580           0           0                 0
Bruce Bendell(2)                          1998      248,530     127,437           0                 0
   Chairman and Chief Executive           1999      278,000           0           0         1,800,000
   Officer
Richard Feinstein(3)                      1998      125,000           0       3,166                 0
   Chief Financial Officer                1999      170,715           0       6,324            70,000

(1) Salary in 1998 includes $150,000 from us (subsequently paid through the issuance of 87,804 shares of our common stock).

(2) Salary in 1998 includes $150,000 from us (subsequently paid through the issuance of our 87,804 shares of common stock). Mr. Bendell received $81,250 in salary and $127,437 in bonus from Major Dealer Group since its acquisition on May 14, 1998. In December 1999, we authorized a one-time payment of $1.8 million to Mr. Bendell for reimbursement of certain expenses and a bonus.

(3) Other Annual amount represents an automobile allowance of $527 per month since July 1998. The amount reported under All Other Compensation reflects the value of shares issued to Mr. Feinstein in January 1999.

OPTION GRANTS IN LAST FISCAL YEAR

      The following table sets forth certain information regarding stock options granted to the Named Executive Officers during 1999, as adjusted for 3 for 2 splits in June 1999 and January 2000. We have never granted any stock appreciation rights.

-----------------------------------------------------------------------------------------------------------------------
                                    Individual Grants (1)
                                    ---------------------
=======================================================================================================================
                                 Number of         Percent of                                     Potential Realizable
                                Securities            Total                                        Value at Assumed
                                                     Options                                     Annual Rates of Stock
                                Underlying         Granted to      Exercise                          Option Term (3)
                                 Options          Employees in     Price per    Expiration       ----------------------
Name                             Granted            1999 (2)       Share ($)       Date             5%           10%
----                            ----------        ------------     ---------    ----------       ------         -------

=======================================================================================================================
Richard L. Feinstein ......     112,500 (4)           43.1%          1.71      January 4, 2009   $120,983     $306,596
-----------------------------------------------------------------------------------------------------------------------

1. Each option represents the right to purchase one share of common stock. The options shown in this table were all granted under our 1999 Stock Option Plan.

2. In the year ended December 31, 1999, we granted options to employees to purchase an aggregate of 261,000 shares of common stock.

3. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by the rules of the SEC and do not represent our estimate or projection of future common stock price growth. These amounts represent certain assumed rates of appreciation in the value of our common stock from the fair market value on the date of grant. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock and overall stock market conditions. The amounts reflected in the table may not necessarily be achieved.

4. Vesting dates as follows: 45,000 shares on January 4, 1999, and 22,500 shares each on December 31, 1999, December 31, 2000, and December 31, 2000.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

      No options were exercised by any of the Named Executive Officers during the fiscal year ended December 31, 1999. The value of unexercised options held by any such persons as of December 31, 1999 was as follows for Bruce Bendell (the only such option holder):

      Total number of shares underlying unexercised options      112,500
      Exercisable options                                        112,500
      Unexercisable options                                      - 0 -
      Value of in-the-money options                              $1,195,337(1)

(1) Represents warrants to acquire 112,500 shares of Common Stock issued to Mr. Bendell on October 2, 1996 as a signing bonus under a management agreement with us to manage the operations of Major Fleet.

      Compensation of Directors

      Non-employee Directors each received 4,500 shares of our Common Stock and 4,500 options to purchase shares of Common Stock in 1999 under our 1999 Directors Stock Plan. We reimburse directors for their expenses of attending meetings of the Board of Directors.

      Employment Contracts and Termination of Employment, and Change in Control Arrangements

      As of November 7, 1995, our date of incorporation, we entered into a Consulting Agreement with Bruce Bendell, our Chairman, pursuant to which he serves as a business, management and financial consultant to us for a period ending on December 31, 1998, subject to successive one-year extensions at our option. Mr. Bendell receives an annual consulting fee as determined by our Board of Directors from time to time, but not less than $150,000. The consulting fee is subject to a yearly cost-of-living adjustment and may also be retroactively increased based upon our profits per outstanding share of common stock for the applicable year. The available percentage increase in consulting fee as a result of profits ranges from 5% for break-even results to 150% for earnings per share exceeding $1.00 per share. Mr. Bendell is also entitled to a bonus in such amounts and at such times as determined by our Board of Directors. In addition, the agreement provides that Mr. Bendell is entitled to various fringe benefits and is entitled to participate in any incentive, stock option, deferred compensation or pension plans established by our Board of Directors. Mr. Bendell has agreed not to disclose confidential information relating to us and has agreed not to compete with, or solicit employees or customers of, us during specified periods following the breach or termination of his agreement to serve as a consultant to us. Mr. Bendell has been serving at will since the expiration of the agreement pursuant to the same terms.

      As of November 7, 1995, we entered into an Employment Agreement with Doron Cohen, pursuant to which he serves as our President, Chief Executive Officer and Treasurer for a period ending on December 31, 1998, subject to successive one-year extensions at our option. Mr. Cohen receives an annual base salary as determined by our Board of Directors from time to time, but not less than $150,000. The annual salary is subject to a yearly cost-of-living adjustment and may also be retroactively increased based upon our profits per outstanding share of Common Stock for the applicable year. The available percentage increase in salary as a result of profits ranges from 5% for break-even results to 150% for earnings per share in excess of $1.00 per share. Mr. Cohen is also entitled to a bonus in such amounts and at such times as determined by our Board of Directors. In addition, the agreement provides that Mr. Cohen is entitled to various fringe benefits under the agreement and is entitled to participate in any incentive, stock option, deferred compensation or pension plans established by our Board of Directors. Mr. Cohen has agreed not to disclose confidential information relating to us and has agreed not to compete with, or solicit employees or customers of, us during specified periods following discontinuance of his employment for any reason other than a termination for cause. Mr. Cohen has been serving at will since the expiration of the agreement pursuant to the same terms.

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

      We are obligated under our Articles of Incorporation to indemnify any of our present or former directors who served at our request as a director, officer or member of another organization against expenses, judgments, fines and amounts paid in settlement of claims brought against them by a third person or by or in right of the corporation if such director acted in good faith or in a manner such director reasonably believed to be in, or not opposed to, the best interests of the Company and, with respect to any criminal action or proceeding, if such director had no reason to believe his or her conduct was unlawful. However with respect to any action by or in the right of the Company, the Articles of

Incorporation prohibit indemnification in respect of any claim, issue or matter as to which such director is adjudged liable for negligence or misconduct in the performance is his or her duties to us, unless otherwise ordered by the relevant court. Our Articles of Incorporation also permit it to indemnify other persons except against gross negligence or willful misconduct.

      We are obligated under our bylaws to indemnify our directors, officers and other persons who have acted as our representatives at our request to the fullest extent permitted by applicable law as in effect from time to time, except for costs, expenses or payments in relation to any matter as to which such officer, director or representative is finally adjudged derelict in the performance of his or her duties, unless we have received an opinion from independent counsel that such person was not so derelict.

      Our indemnification obligations are broad enough to permit indemnification with respect to liabilities arising under the Securities Act. Insofar as we may otherwise be permitted to indemnify our directors, officers and controlling persons against liabilities arising under the Securities Act or otherwise, we have been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

      The Nevada General Corporation Law, as amended, also permits a corporation to limit the personal liability of its officers and directors for monetary damages resulting from a breach of their fiduciary duty to the corporation and its stockholders. Our Articles of Incorporation limit director liability to the maximum extent permitted by the Nevada General Corporation Law, which presently permits limitation of director liability except (i) for a director's acts or omissions that involve intentional misconduct, fraud or a knowing violation of law and (ii) for a director's willful or grossly negligent violation of a Nevada statutory provision that imposes personal liability on directors for improper distributions to stockholders. As a result of the inclusion in our Articles of Incorporation of this provision, our stockholders may be unable to recover monetary damages against directors as a result of their breach of their fiduciary duty to the Company and its stockholders. This provision does not, however, affect the availability of equitable remedies, such as injunctions or rescission based upon a breach of fiduciary duty by a director.

      We maintain a $5 million liability insurance policy for the benefit of our officers and directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following tables sets forth information with respect to the beneficial ownership of each class of our securities as of April 5, 1999, respectively, by
(i) each of our directors, (ii) each of our executive officers, (iii) all of our directors and executive officers as a group and (iv) each person known to us to own more than 5% of any class of it securities:

                                                                                    1997 Major Series of
                                                                                    Convertible Preferred
                                  Number of                                                Stock(2)
Name and Address                   Shares                  Percent(1)    Number            Percent
----------------                   ------                  ----------    ------            -------
Bruce Bendell                   8,814,243(3)                  31.5%      2,250,000          100.0%
Doron Cohen                     5,712,804                     22.3%
David Edelstein                     9,900(4)                     *
Richard L. Feinstein              125,500                        *
James Wallick                      41,439(4)                     *
Jeffrey Weiner                     13,950(4)(6)                  *
Dennis Roth                            --                       --
All directors and execu-
 tive officers as a group      14,717,836(4)(5)(6)(7)(8)      52.5%

*Represents less than 1% of the outstanding shares of Common Stock.

(1)   Based on 25,620,203 shares of common stock outstanding on April 5, 1999.

(2) Based on 500,000 shares of the 1997-Major Series of Convertible Preferred Stock outstanding on December 31, 1999 which converts into 2,250,000 shares of common stock.

(3) Includes (i) 23 shares of common stock owned by Bruce Bendell's wife and the following shares of common stock which Bruce Bendell has the right to acquire within 60 days: (a) 112,500 shares of common stock which Bruce Bendell has the right to acquire upon the exercise of warrants; and (b) 2,250,000 shares of common stock, the minimum number of shares of common stock into which the 500,000 shares of the 1997-Major Series of Convertible Preferred Stock beneficially owned by Bruce Bendell are convertible into common stock.

(4) Includes options for 4,500 shares of common stock which are immediately exercisable.

(5) Includes (i) 58,000 of common stock which have vested and (ii) options for 67,500 shares which are immediately exercisable.

(6)   Includes 4,500 shares of common stock owned by Mr. Weiner's wife.

(7) Includes (i) 8,323 shares of common stock owned by immediate family members of directors and executive officers as a group and (ii) 2,488,500 shares of common stock that the directors and executive officers as a group have the right to acquire within 60 days.

(8) The address for each beneficial owner is c/o Fidelity Holdings, Inc., 80-02 Kew Gardens Rd., Suite 5000, Kew Gardens, NY 11415.

Item 12. Certain Relationships and Related Transactions.

      In January 1999, Mr. Doron Cohen was granted piggyback registration rights with respect to 87,804 shares of our common stock issued to him as compensation for fiscal 1998.

      In January 1999, Mr. Bendell was granted piggyback registration rights with respect to 87,804 shares our common stock issued to him as compensation for fiscal 1998. In December 1999, our Board of Directors approved a one-time payment of $1,800,000 to our Chairman, Bruce Bendell, as a reimbursement of certain expenses and a bonus.

      In January 1999, Richard Feinstein, our Chief Financial Officer, was granted piggyback registration rights with respect to 45,000 shares of our common stock issued to him as employment compensation.

      Following our acquisition of Major Auto, Messrs. Bruce Bendell and Harold Bendell continue to be responsible for senior-level management of the dealerships. The Bendell brothers and we believe that this continuity of senior management was important in obtaining the manufacturers' consents to the transfer of the dealerships to us. The Bendell brothers' management control has been accomplished through (i) their ownership of 100 shares of our 1997A-MAJOR AUTOMOTIVE GROUP Series of Preferred Stock (of which shares Bruce Bendell has a proxy to vote the 50 shares of the 1997A-MAJOR AUTOMOTIVE GROUP Series of Preferred Stock owned by Harold Bendell for a seven-year period which commenced on January 7, 1998) which carries voting rights allowing them to elect a majority of the Board of Directors of Major Auto, and through (ii) a related management agreement, discussed immediately below, See "Description of Securities-Preferred Stock- 1997A-MAJOR AUTOMOTIVE GROUP Series of Preferred Stock" below.

      To further facilitate obtaining the required manufacturers' consents, we and the Bendells have entered into a management agreement pursuant to which the Bendells will have the exclusive right and obligation to manage the automobile dealerships acquired by us in connection with the Major Auto Acquisition and any additional automobile dealerships that we may acquire in the future. The management agreement is for a term ending on December 31, 2002 and may not be earlier terminated unilaterally by us. If we continue to own automobile dealerships at the end of the term, the management agreement may be unilaterally extended by the Bendell brothers in order to maintain the level of management control that will avoid the need to seek further manufacturer consents. Should either of the Bendell brothers cease managing the dealerships, the management agreement provides that ownership of his 1997A-MAJOR AUTOMOTIVE GROUP Series of Preferred Stock shares and his management rights under the management agreement will be automatically transferred to the other, and should both brothers cease managing the dealerships for any reason, the shares and management rights will be automatically transferred to a successor manager designated in a successor addendum to each dealership agreement or, failing such designation, to a successor manager designated by us (subject to approval by the applicable manufacturers). As noted in the prior paragraph, Bruce and Harold Bendell will retain the right to elect a majority of the directors of Major Auto (and possibly other affiliates in the future) in order to facilitate obtaining the required manufacturers' consents. Should the Boards of Directors of Major Auto and we disagree as to a particular course of action, Major Auto would nonetheless be able to take the action in question, except that the management agreement prohibits certain actions without the prior approval by our Board of Directors. Those actions are (i) disposing of any of the Major Auto dealerships,
(ii) acquiring new dealerships, and (iii) our incurring liability for Major Auto indebtedness. Any compensation that Bruce Bendell is entitled to receive under the management agreement is in addition to any other compensation that he is entitled to receive from us.

      As part of the Major Auto Acquisition, Major Auto acquired two related real estate components from Bruce and Harold Bendell for a purchase price of $3 million. See "Description of Business - Automotive Division" for a description of the Major Auto Acquisition.

      We have made a loan to our President and Chief Executive Officer, Doron Cohen, in the principal amount of $140,000, bearing interest at 5.77% per annum, uncompounded. The loan is evidenced by a promissory note dated December 31, 1996 and payable upon demand. We have advanced an additional $377,783 to Mr. Cohen as evidenced by a promissory note carrying 5.77% interest due June 30, 2001.

      Bruce Bendell and Major Chevrolet, Major Dodge and Major Chrysler Plymouth Jeep Eagle, wholly-owned by Major Auto, have guaranteed the obligations of Major Fleet under a $5,000,000 line of credit with Marine Midland Bank. In addition, Bruce Bendell and Major Fleet have guaranteed the obligations of Major Auto's subsidiaries under certain of their agreements with various financial institutions pursuant to which such subsidiaries sell their vehicle finance contracts and leases. Major Fleet has pledged its assets to such financial institutions to secure its guarantee. In addition, such subsidiaries have cross-guaranteed and cross-collateralized their respective agreements with such financial institutions. See "Description of Business-Automotive Division" for a description of certain transactions between Major Auto and Major Fleet.

      On October 1, 1998 we entered into a consulting agreement with Clemont Investments Ltd., a consulting firm which provides business advisory services regarding the establishment in Europe of branches or operations of U.S. based companies. In consideration for its services, Clemont will receive, over a three to five year period (i) 54,000 shares of common stock in connection with the performance of certain consulting services, (ii) 79,500 shares of common stock in connection with providing us with certain business contacts, (iii) 54,000 shares of common stock in connection with compliance with certain restrictive covenants contained in the Consulting Agreement (collectively, the "Clemont Shares"). We have the right to repurchase the Clemont Shares under certain circumstances at a price of up to $4.00 per share. In connection with the Consulting Agreement, Clemont entered into a put agreement with Bruce Bendell, our Chairman, on October 1, 1998 pursuant to which Mr. Bendell agreed, under certain conditions, to purchase the Clemont Shares from Clemont during such period, less any Clemont Shares repurchased by us.

      We have retained the accounting firm of Marcum & Kliegman LLP to provide certain accounting and tax services for us and our subsidiary Major Fleet. In 1999, we paid Marcum & Kliegman LLP $103,500 for its services. Mr. Weiner, one of our directors, is Managing Partner of Marcum & Kliegman LLP.

      Our Chairman, Bruce Bendell, has interests in several non-affiliated auto dealerships, including Five Towns Nissan, for which Major Auto purchases cars and provides other services. Major Auto charges a fee to offset any expenses incurred in providing such services. The volume of such transactions is immaterial to Major Auto's operations; however, at December 31, 1999, these affiliated dealerships were indebted to Major Auto in an amount of approximately $1.3 million.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit
Number            Description                                           Page
------            -----------                                           ----

3.1*              Articles of Incorporation of Fidelity                 N/A
                  Holdings, Inc., ("Company")
                  incorporated by reference to Exhibit
                  3.1 of Company's Registration
                  Statement on Form 10-SB, as amended,
                  filed with the Securities and Exchange
                  Commission on March 7, 1997.

3.2*              Articles of Incorporation of Computer                 N/A
                  Business Sciences, Inc., incorporated
                  by reference to Exhibit 3.2 of
                  Company's Registration Statement on
                  Form 10-SB, as amended, filed with the
                  Securities and Exchange Commission on
                  March 7, 1997.

3.3*              Articles of Incorporation of 786710                   N/A
                  (Ontario) Limited, incorporated by
                  reference to Exhibit 3.3 of Company's
                  Registration Statement on Form 10-SB,
                  as amended, filed with the Securities
                  and Exchange Commission on March 7,
                  1997.

3.4*              Articles of Incorporation of                          N/A
                  Premo-Plast, Inc., incorporated by
                  reference to Exhibit 3.4 of Company's
                  Registration Statement on Form 10-SB,
                  as amended, filed with the Securities and
                  Exchange Commission on March 7, 1997.                    N/A

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

4.12******        Form of CBS Warrant                                      N/A

4.13******        Form of Debenture                                        N/A

4.14*******       Form of Closing Warrant                                  N/A

4.15*******       Form of Adjustable Warrant                               N/A

4.16********      Form of Closing Warrant                                  N/A

4.17********      Form of Adjustable Warrant                               N/A

4.18*********     Form of Closing Warrant                                  N/A

4.19*********     Form of Adjustable Warrant                               N/A

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

10.70             Merger Agreement dated January 18, 2000 by
                  and among Fidelity Holdings, Inc., Cars
                  Acquisition, Inc., CarsTV.com, Inc., and
                  Jack H. Singer.                                          --

10.71             Transfer Restriction and Optional
                  Conversion Agreement dated January 18,
                  2000 by and among Fidelity Holdings, Inc.,
                  Jack H. Singer and certain other
                  individual investors.                                    --

10.72             Escrow Agreement dated January 18, 2000 by
                  and among Fidelity Holdings, Inc., Cars
                  Acquisition, Inc., CarsTV.com, Inc., and
                  Jack H. Singer, certain other individual
                  investors and Littman Krooks Roth & Ball
                  P.C., as escrow agent.                                  --

10.73             Securities Purchase Agreement dated as of
                  March 14, 2000, by and between Fidelity
                  Holdings, Inc. and Strong River
                  Investments, Inc.                                       --

10.74             Registration Rights Agreement dated as of
                  March 14, 2000, by and between Fidelity
                  Holdings, Inc. and Strong River
                  Investments, Inc.                                       --

10.75             Lease Agreement dated as of January 28,
                  2000, by 80-02 Leasehold Company, L.P. and
                  Mid-Atlantic Telecommunications, Inc.                   --

10.76             Repurchase of Nissko Master Rights
                  Agreement among Computer Business Sciences
                  Inc, Nisko L.P.. and shareholders of
                  Nissko Telecom Ltd dated November 30, 1999

11.1              Statement re: computation of per share
                  earnings.                                               --

16.1*****         Letter from Peter C. Cosmas Co., CPAs,
                  dated February 9, 1999.                                 N/A

21.1              List of Subsidiaries of the Company

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

****** Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's current report on form 8-K, dated January 26, 1999. (File No.0-29182).

******* Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's current report on form 8-K, dated July 3, 1999. (File No.0-29182).

******** Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's current report on form 8-K, dated December 10, 1999. (File No.0-29182).

*********   Previously filed with the Commission as Exhibits to, and
            incorporated herein by reference from, the Company's current report on form 8-K, dated February 16, 2000 (File No.0-29182).

(b) Reports on Form 8-K

      The Company filed a Report on Form 8-K on December 13, 1999 reporting the closing of a private placement of the Company's common stock.

                                   Signatures

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Fidelity Holdings, Inc.


Dated: April 13, 2000                          By: /s/ Doron Cohen
                                                   -----------------------------
                                                   Doron Cohen, President and
                                                   Chief Executive Officer

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature                    Title                               Date
---------                    -----                               ----

/s/ Doron Cohen              President and Chief Executive       April 13, 2000
------------------------     Officer and Director
Doron Cohen


/s/ Bruce Bendell            Chairman of the Board and           April 13, 2000
------------------------     Director
Bruce Bendell


/s/ David Edelstein          Director                            April 13, 2000
------------------------
David Edelstein


/s/ Richard L. Feinstein     Chief Financial Officer             April 13, 2000
------------------------
Richard L. Feinstein


/s/ Dennis Roth              Director                            April 13, 2000
------------------------
Dennis Roth


/s/ James Wallick            Chief Operating Officer and         April 13, 2000
------------------------     Director
James Wallick


/s/ Jeffrey Weiner           Director                            April 13, 2000
------------------------
Jeffrey Weiner

Report of Independent Certified Public Accountants

To the Board of Directors
Fidelity Holdings, Inc.

We have audited the consolidated balance sheets of Fidelity Holdings, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not examine the financial statements of 786710 Ontario Limited, a wholly-owned subsidiary, which statements, after intercompany eliminations, reflect total assets of $644,783 and $183,132 as of December 31, 1999 and 1998 and total revenue of $1,282,111 and $1,088,852 in 1998. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for 786710 Ontario Limited is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Holdings, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                                BDO Seidman, LLP

                                                            /s/ BDO Seidman, LLP


New York, New York

March 22, 2000

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                                      Consolidated Balance Sheet

================================================================================

December 31, 1999
-----------------------------------------------------------------------------------------------------------
Assets
Current:
   Cash and cash equivalents                                                                   $  6,985,878
   Net investment in direct financing leases, current                                               411,444
   Accounts receivable, net of allowance for doubtful accounts of $385,000                        6,855,547
   Inventories                                                                                   24,612,800
   Prepaid taxes                                                                                    914,002
   Other current assets                                                                           1,166,660
-----------------------------------------------------------------------------------------------------------
      Total current assets                                                                       40,946,331
Net investment in direct financing leases, net of current portion                                   508,084
Property and equipment, net                                                                       5,723,590
Excess of costs over net assets acquired                                                         19,210,352
Notes receivable - officer                                                                          517,783
Other assets                                                                                      1,668,510
-----------------------------------------------------------------------------------------------------------
                                                                                               $ 68,574,650
===========================================================================================================
Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable - floor plan                                                                  $ 21,661,654
   Accounts payable                                                                               7,018,566
   Accrued expenses                                                                               1,866,197
   Current maturities of long-term debt                                                             758,150
   Customer deposits                                                                                601,758
-----------------------------------------------------------------------------------------------------------
        Total current liabilities                                                                31,906,325
Long-term debt, less current maturities                                                           7,436,749
Due to employees                                                                                    397,302
Minority interest                                                                                   190,810
Other                                                                                               127,683
-----------------------------------------------------------------------------------------------------------
        Total liabilities                                                                        40,058,869
-----------------------------------------------------------------------------------------------------------
Commitments
Stockholders' equity:
   Preferred stock, $.01 par value - 2,000,000 shares authorized; 500,000 shares issued and
      outstanding                                                                                     5,000
   Common stock, $.01 par value - 50,000,000 shares authorized; 16,091,796 shares issued and
      outstanding                                                                                   160,198
   Additional paid-in capital                                                                    30,593,905
   Cumulative currency translation adjustment                                                        (6,204)
   Treasury stock                                                                                  (263,580)
   Deficit                                                                                       (1,973,538)
-----------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                               28,515,781
-----------------------------------------------------------------------------------------------------------
                                                                                               $ 68,574,650
===========================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Operations

================================================================================

Year ended December 31,                                                  1999             1998
----------------------------------------------------------------------------------------------
Revenues:
   Sales                                                        $ 210,814,104    $  99,667,822
   Cost of sales                                                  177,606,003       84,828,470
----------------------------------------------------------------------------------------------
        Gross profit                                               33,208,101       14,839,352
Operating expenses                                                 34,218,923       12,953,857
Loss to minority shareholder                                           (2,876)              --
Interest expense, net of interest income                            1,991,295          843,355
----------------------------------------------------------------------------------------------
        Income (loss) before income tax expense (benefit) and
           extraordinary item                                      (2,999,241)       1,042,140
Income tax expense (benefit)                                         (192,000)         514,000
----------------------------------------------------------------------------------------------
              Net income (loss) before extraordinary item          (2,807,241)         528,140
Loss on debt extinguishment                                          (733,125)              --
----------------------------------------------------------------------------------------------
Net income (loss)                                               $  (3,540,366)   $     528,140
==============================================================================================
Per common share:
   Net income (loss):
      Basic income (loss) per common share:
        Income (loss) before extraordinary item                 $       (0.13)   $        0.03
        Extraordinary item                                              (0.04)              --
----------------------------------------------------------------------------------------------
              Net income (loss)                                 $       (0.17)   $        0.03
==============================================================================================
   Income (loss) per common share - assuming dilution:
      Income (loss) before extraordinary item                   $       (0.13)   $        0.03
      Extraordinary item                                                (0.04)              --
----------------------------------------------------------------------------------------------
              Net income (loss)                                 $       (0.17)   $        0.03
==============================================================================================
   Average number of shares used in computation:
      Basic                                                        21,054,183       16,507,786
      Diluted                                                      21,054,183       20,207,034
==============================================================================================

                    See accompanying notes to consolidated financial statements.

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                 Consolidated Statements of Stockholders' Equity

Years ended December 31, 1999 and 1998
----------------------------------------------------------------------------------------------------------------------------
                                                        Preferred stock            Common stock           Treasury stock
                                                    ----------------------    ----------------------   ---------------------
                                                       Shares     Amount        Shares      Amount        Shares    Amount
----------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1998                              250,000    $ 2,500       6,895,700   $ 68,957          --   $      --
Comprehensive income (loss):
   Net income                                              --         --              --         --          --          --
   Other comprehensive loss:
      Translation adjustment                               --         --              --         --          --          --

Comprehensive income for the year

Issuance of preferred stock for acquisition of
   Major Automotive Group                             900,000      9,000              --         --          --          --
Issuance of common stock for services and
   assets                                                  --         --       1,140,814     11,408          --          --
----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                          1,150,000     11,500       8,036,514     80,365          --          --
Comprehensive income (loss):
   Net loss                                                --         --              --         --          --          --
   Other comprehensive loss:
      Translation adjustment                               --         --              --         --          --          --

Comprehensive loss for the year

Issuance of common stock for services and
   business combinations                                   --         --         247,587      2,476          --          --
Effect of stock compensation charge                        --         --         180,486      1,805          --          --
Purchase of treasury stock                                 --         --              --         --      20,980    (263,580)
Issuance of common stock in connection with
   private placements                                      --         --         533,066      5,331          --          --
Conversion of preferred stock                        (650,000)    (6,500)      2,185,222     21,852          --          --
Conversion of 10% and 12% debentures                       --         --         514,972      5,150          --          --
Three-for-two stock split effected in the form
   of a 100% stock dividend                                --         --       4,321,949     43,219          --          --
Original issue discount on 12% dentures (stock
   and warrants)                                           --         --              --         --          --          --
----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                            500,000    $ 5,000      16,019,796   $160,198      20,980   $(263,580)
============================================================================================================================

Years ended December 31, 1999 and 1998
-----------------------------------------------------------------------------------------------------------------
                                                     Additional       Retained       Currency          Total
                                                      paid-in         earnings      translation     stockholders'
                                                      capital         (deficit)      adjustment        equity
-----------------------------------------------------------------------------------------------------------------
Balance, January 1, 1998                            $  5,414,293    $  1,038,688    $        297    $  6,524,735
Comprehensive income (loss):
   Net income                                                 --         528,140              --         528,140
   Other comprehensive loss:
      Translation adjustment                                  --              --          (5,274)         (5,274)
                                                                                                    ------------
Comprehensive income for the year                                                                        522,866
                                                                                                    ------------
Issuance of preferred stock for acquisition of
   Major Automotive Group                              5,991,000              --              --       6,000,000
Issuance of common stock for services and
   assets                                              3,394,507              --              --       3,405,915
-----------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                            14,799,800       1,566,828          (4,977)     16,453,516
Comprehensive income (loss):
   Net loss                                                   --      (3,540,366)             --      (3,540,366)
   Other comprehensive loss:
      Translation adjustment                                  --              --          (1,227)         (1,227)
                                                                                                    ------------
Comprehensive loss for the year                                                                       (3,541,593)
                                                                                                    ------------
Issuance of common stock for services and
   business combinations                               4,282,539              --              --       4,285,015
Effect of stock compensation charge                      673,228              --              --         675,033
Purchase of treasury stock                                    --              --              --        (263,580)
Issuance of common stock in connection with
   private placements                                  8,873,837              --              --       8,879,168
Conversion of preferred stock                            (15,352)             --              --              --
Conversion of 10% and 12% debentures                   1,045,572              --              --       1,050,722
Three-for-two stock split effected in the form
   of a 100% stock dividend                              (43,219)             --              --              --
Original issue discount on 12% dentures (stock
   and warrants)                                         977,500              --              --         977,500
-----------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                          $ 30,593,905    $ (1,973,538)   $     (6,204)   $ 28,515,781
=================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Cash Flows

================================================================================

Year ended December 31,                                                               1999           1998
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                                           $(3,540,366)   $   528,140
   Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
        Amortization of intangible assets                                          518,417        477,504
        Depreciation                                                               647,268        514,780
        Noncash financing costs                                                    977,500             --
        Stock-based compensation                                                 2,100,770        739,434
        (Increase) decrease in assets:
           Net investment in direct financing leases                               363,913       (622,294)
           Accounts receivable                                                  (1,062,700)      (767,119)
           Inventories                                                          (5,551,134)     1,698,176
           Customer deposits                                                      (130,256)        11,730
           Other assets                                                         (1,482,487)       414,668
        Increase (decrease) in liabilities:
           Accounts payable                                                      4,434,377        (94,339)
           Accrued expenses                                                       (943,517)       292,987
           Floor plan notes payable                                              3,870,401     (2,892,917)
           Deferred revenue                                                         38,937        (38,937)
           Due to affiliate                                                     (1,066,797)       802,859
---------------------------------------------------------------------------------------------------------
              Net cash provided by (used in) operating activities                 (825,674)     1,064,672
---------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Additions to property and equipment                                            (918,485)       (61,694)
   Business combinations                                                        (1,022,753)    (1,018,432)
---------------------------------------------------------------------------------------------------------
                Net cash used in investing activities                           (1,941,238)    (1,080,126)
---------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Line of credit                                                                 (450,000)       300,000
   Proceeds from long-term debt                                                         --        429,599
   Payments of long-term debt                                                     (628,192)            --
   Proceeds from issuance of common stock and exercise of warrants,
      net of expenses                                                            9,284,168             --
   Decrease in notes payable                                                            --       (109,080)
   Proceeds from convertible debentures                                            405,000        600,000
   Proceeds from employee                                                          147,451        249,851
   Purchase of treasury stock                                                     (263,580)            --
   Increase in due from shareholders                                               282,036       (689,699)
---------------------------------------------------------------------------------------------------------
              Net cash provided by financing activities                          8,776,883        780,671
---------------------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                                    (1,227)        (5,274)
---------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                        6,008,744        759,943
Cash and cash equivalents, beginning of year                                       977,134        217,191
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                         $ 6,985,878    $   977,134
=========================================================================================================
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                                                 $ 1,966,053    $   624,222
      Income taxes                                                               1,250,329          2,846
=========================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

1. Stock Split          (a)   Nature of Business

                              Fidelity Holdings, Inc. (the "Company") was incorporated under the laws of the State of Nevada on November 7, 1995. The Company is structured as a holding company that has two divisions, an automotive division and a technology division, which includes computer telephony and telecommunication operations and plastics and utility operations.

                        (b)   Principles of Consolidation

                              The accompanying consolidated financial statements include the accounts of Fidelity Holdings, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts, transactions and profits have been eliminated.

                        (c)   Earnings per Share

                              The Company has presented basic and diluted earnings per share, where applicable. Basic earnings per share excludes potential dilution and is calculated by dividing income available to common stockholders by the weighted average number of outstanding common shares. Diluted earnings per share incorporates the potential dilutions from all potential dilutive securities that would have reduced earnings per share. Diluted earnings per share for 1999 is not shown since it would be antidilutive.

                        (d)   Cash Equivalents

                              Cash equivalents consist of highly liquid investments, principally money market accounts, with a maturity of three months or less at the time of purchase. Cash equivalents are stated at cost which approximates market value.

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

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

                        (g)   Revenue Recognition

                              Revenues and costs are recognized upon delivery of the vehicle to the customer. At time of delivery, all financing arrangements between and among the parties have been concluded. The Company records income from direct financing leases based on a constant periodic rate of return on the net investment in the lease. Income earned from operating lease agreements is recorded evenly over the term of the lease. Revenue from sales of computer software and programming and hardware equipment is recognized upon delivery of products. Revenue from service contracts is amortized over the lives of the contracts.

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                        (h)   Foreign Currency Translation

                              The Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at year-end. Revenues and expenses are translated using exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to cumulative currency translation adjustment included in stockholders' equity in the accompanying consolidated balance sheet.

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

                        (j)   Excess of Costs Over Net Assets Acquired

                              The excess of costs over fair value of net assets of businesses acquired is amortized on a straight-line basis from five to forty years. Amortization expense was $518,417 and $477,504 for the years ended 1999 and 1998 respectively.

                        (k)   Impairment of Long-Lived Assets

                              Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires the Company to review the recoverability of the carrying amounts of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable.

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                              In the event that facts and circumstances indicate that the carrying amounts of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to fair value is required. Fair value may be determined by reference to undiscounted future cash flows over the remaining useful life of the related asset.

                        (l)   Fair Value Disclosures

                              The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, notes and accounts receivable, inventories, assets held for sale, accounts payable, accrued expenses, and due to affiliates approximate fair value because of the immediate or short-term maturity of these financial instruments.

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

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

2. Stock Split          The Company's Board of Directors declared a
                        three-for-two stock split effected in the form of a 50% stock dividend during the second quarter of 1999. The split resulted in the issuance of 4,321,949 shares of common stock. The Company's Board of Directors declared another three-for-two stock split effected in the form of a 50% stock dividend during the first quarter of 2000. The split resulted in the issuance of 8,003,898 shares of common stock. All references to average number of shares outstanding and prices per share have been restated retroactively to reflect the 1999 split except for earnings per share which also includes the first quarter 2000 split.

3. Notes Receivable -   The Company holds a note from one officer/stockholder in
   Officers/            the amount of $517,783, including accrued interest, at
   Stockholders         December 31, 1999. The notes bear interest at a rate of
                        5-7/8% per annum.

4. Net Investment in    Components of the net investment in direct financing
   Direct Financing     leases is as follows:
   Leases

                        December 31, 1999
                        --------------------------------------------------------
                        Total minimum lease payments to be received   $ 936,597
                        Estimated residual value of leased property     100,569
                        Unearned income                                (117,638)
                        --------------------------------------------------------
                                                                      $ 919,528
                        ========================================================

                        Future minimum lease payments receivable at December 31, 1999 are as follows:

                        Year ending December 31,                         Amount
                        --------------------------------------------------------
                        2000                                           $411,444
                        2001                                            377,963
                        2002                                             76,758
                        2003                                             53,363
                        --------------------------------------------------------
                           Total                                       $919,528
                        ========================================================

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

5. Inventories          Inventories consist of the following:

                        December 31, 1999
                        --------------------------------------------------------
                        New automobiles                             $ 5,403,095
                        New trucks and vans                           9,547,442
                        Used automobiles and trucks                   9,253,161
                        Parts and accessories                           754,380
                        Other                                            56,536
                        --------------------------------------------------------
                                                                     25,014,614
                        Less:  LIFO reserve                            (401,814)
                        --------------------------------------------------------
                                                                    $24,612,800
                        ========================================================

6. Property and         Property and equipment consists of the following:
   Equipment

                        December 31, 1999                                Lives
                        --------------------------------------------------------
                        Land                              $2,400,000          --
                        Building                           1,000,000    40 years
                        Leasehold improvements             1,037,196    15 years
                        Furniture and fixtures               922,156   3-7 years
                        Equipment                          2,964,384   3-7 years
                        --------------------------------------------------------
                                                           8,323,736
                        Less: Accumulated depreciation
                                and amortization           2,600,146
                        --------------------------------------------------------
                                                          $5,723,590
                        ========================================================

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

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

                        The provision (benefit) for taxes on income is as follows:

                        Year ended December 31,               1999         1998
                        --------------------------------------------------------
                        Federal:
                           Current                       $(134,000)    $302,000
                           Deferred                             --           --
                        State:
                           Current                          67,000      212,000
                           Deferred                       (125,000)          --
                        --------------------------------------------------------
                              Total                      $(192,000)    $514,000
                        ========================================================

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                        The reconciliation between the amount computed by applying the Federal statutory rate to income before income taxes and the actual income tax expense was as follows:

                        Year ended December 31,               1999         1998
                        --------------------------------------------------------
                        Amount using the statutory
                           Federal tax rate            $(1,270,000)   $ 348,000
                        Utilization of tax loss
                           carryforwards                        --     (102,000)
                        State and local income taxes,
                           net of Federal tax benefit     (724,000)     140,000
                        Excess officers' compensation      534,000           --
                        Original issue discount            522,000           --
                        Goodwill amortization              277,000      155,000
                        Other, net                         199,000      (27,000)
                        Bad debt accrual                   200,000           --
                        Foreign losses                      70,000           --
                        --------------------------------------------------------
                           Provision (benefit) for
                              taxes on income          $  (192,000)   $ 514,000
                        ========================================================

8. Secured Line of      The Company has two lines of credit ("Line") with a bank
   Credit               for a total of $1,500,000. The interest rate is a
                        variable rate based on the bank's prime rate of interest. Interest is payable monthly.

                        The Line is collateralized by a first security interest in and UCC filing on all assets of Fidelity Holdings, Inc. and the personal guarantees of two majority stockholders, each of whom will be limited to 50% of the total obligation to the Bank.

                        As of December 31, 1999, there is no outstanding balance on the Line.

9. Convertible          During April 1998, the Company issued $600,000 of 10%
   Subordinated         convertible subordinated debentures, due June 1999 with
   Debentures           interest payable semi-annually. During April 1999, the
                        debentures were converted into 306,000 shares of common stock at a price of $2.94 per share.

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                        In January 1999, the Company and its subsidiary, Computer Business Sciences, Inc. ("CBS") entered into a Securities Purchase Agreement with certain purchasers named therein (the "Purchasers"), pursuant to which the Company and CBS agreed to sell up to 2,750 units (the "Units"), each Unit consisting of (i) a 12% Convertible Debenture of the Company in the principal amount of $1,000, convertible on certain terms and conditions into shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), (ii) 54.5454 shares of Common Stock, (iii) warrants (the "Warrants") to acquire
                        124.9999 shares of Common Stock at $2.80 per share and
                        (iv) warrants (the "CBS Warrants") to acquire 25.4545 shares of common stock at $0.001 per share, par value $0.01 per share, of CBS (the "CBS Shares"). The Company closed on $2.75 million and issued to Purchasers, in the aggregate, Debentures in the face amount of $2.75 million, 150,000 shares of Common Stock, Warrants to acquire 343,751 shares of Common Stock and CBS Warrants to acquire 70,000 CBS Shares. The Debentures resulted in an original issue discount of $977,000. The Securities Purchase Agreement allows for two more series of issuances with similar terms. In connection with the placement of the Debentures, the Company paid to Zanett Securities Corporation, the placement agent for the transaction (the "Placement Agent"), a fee and nonaccountable expense allowance of 6.9%, and the Company also issued to the Placement Agent and its assignees, 75,000 shares of the Company's Common Stock, 30,000 shares of CBS Common Stock and Warrants to purchase an aggregate of 171,874 shares of Common Stock at an exercise price equal to $2.80 per share.

                        Eighty-five percent of the convertible debentures were redeemed for cash, while the remaining fifteen percent were converted into 160,972 shares of common stock.

                        The Company recorded an extraordinary loss of $733,125 as a result of the early redemption of the $2.75 million debentures. The loss consisted of unamortized original issue discount.

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

10. Long-term Debt      Various lenders advance funds to the Company's leasing
                        subsidiary in the form of notes payable to finance leased vehicles. Interest on each note is charged depending on the prime rate in effect at the time the vehicle is leased and remains constant over the term of the lease. Applicable rates at December 31, 1999 ranged between 8.75% and 9.5%. Equal monthly installments are paid over the term of the lease (which can range from 12 to 60 months), together with a final balloon payment, if applicable. These loans are collateralized by the vehicles.

                        On May 14, 1998, the Company borrowed $7.5 million from Falcon Financial, LLC (an unrelated party) to finance the Major Auto Acquisition. The term of the loan is for fifteen years with interest at 10.18%. Payments of principal and interest of $81,423 are due monthly.

                        Long-term debt consists of the following:

                        December 31, 1999
                        --------------------------------------------------------
                        Leasing notes payable                        $1,039,449
                        Falcon loan payable                           7,155,450
                        --------------------------------------------------------
                                                                      8,194,899
                        Less:  Current portion                          758,150
                        --------------------------------------------------------
                                                                     $7,436,749
                        ========================================================

                        Maturities are as follows:

                        December 31,
                        --------------------------------------------------------
                        2001                                         $  547,928
                        2002                                            517,118
                        2003                                            407,457
                        2004                                            421,042
                        2005                                            432,596
                        Thereafter                                    5,110,608
                        --------------------------------------------------------
                                                                     $7,436,749
                        --------------------------------------------------------

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

11. Business            On May 14, 1998, pursuant to the Merger Agreement, Bruce
    Combinations        Bendell contributed to Major Auto all of his shares of
                        common stock of Major Chevrolet, Major Subaru, Major
                        Dodge and Major Chrysler, Plymouth, Jeep Eagle. Major
                        Acquisition Corp. then acquired from Bruce Bendell all of the issued and outstanding shares of common stock of Major Auto in exchange for shares of a new class of the Company's preferred stock. Major Acquisition Corp.
                        purchased the remaining 50% of the issued and outstanding shares of common stock of Major Dodge and Major Chrysler, Plymouth, Jeep Eagle from Harold
                        Bendell, Bruce Bendell's brother, for $4 million in cash pursuant to a stock purchase agreement. In addition, Major Acquisition Corp. acquired two related real estate components (the "Major Real Estate", defined hereinafter) from Bruce Bendell and Harold Bendell
                        (collectively "the Bendells") for $3 million.

                        The preferred stock issued to Bruce Bendell is designated as the "1997-MAJOR Series of Convertible Preferred Stock." It has voting rights and is convertible into the Company's common stock (the "Common Stock"). The number of shares of Common Stock into which the new class is convertible is 2.7 million shares. The foregoing acquisitions from Major Auto and Harold Bendell are collectively referred to herein as the "Major Auto Acquisition".

                        To finance the cash portion of the Major Auto Acquisition, aggregating $7 million ($4 million for Harold Bendell and $3 million to purchase the Major Real Estate), Major Acquisition Corp. borrowed $7.5 million from Falcon Financial, LLC pursuant to a loan and security agreement dated May 14, 1998, for a 15-year term with interest equal to 10.18%. Prepayment is not permitted for the first five years, after which prepayment may be made, in full only, along with the payment of a premium.

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

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

                        On April 23, 1999, the Company acquired certain assets of Universal Kia for approximately $140,000 in cash. The Company accounted for this acquisition as a purchase, and the excess cost over the fair market value of the tangible net assets acquired was $140,000 and was allocated to goodwill (Note 1). Results of operations have been included in the Company's consolidated financial statements for the period from April 23, 1999 to December 31, 1999.

                        On September 9, 1999, the Company acquired all of the issued and outstanding shares of common stock of Compass Lincoln Mercury, Inc. and Compass Dodge, Inc. for approximately $434,000 in cash and 45,745 shares of the Company's restricted common stock having a fair market value of approximately $715,000. The Company accounted for this acquisition as a purchase, and the excess cost over the fair market value of the net tangible assets acquired was approximately $882,000 and was allocated to goodwill (Note 1). Results of operations have been included in the Company's consolidated financial statements for the period from September 9, 1999 to December 31, 1999. The Company is waiting for approval from the factory in connection with the Compass Dodge purchase and has included $300,000 of the purchase price in other assets.

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                        In December 1999, Computer Business Sciences, Inc. ("CBS") entered an agreement (the "Nissko Agreement") with the shareholders of Nissko Telecom, L.P. (the "Nissko Group") to purchase their share in Nissko Telecom Associates ("Nissko"), including all assets, licenses and proprietary technology, and liabilities only relating to taxes to which any Nissko Principal may become liable and telephone bills related to services provided. For five years the Nissko Group may not compete in the communications business relating to telephony to and from the United States.

                        As payment, CBS issued 670,000 shares (3% of CBS) of the common stock of CBS (the "CBS Shares") to the Nissko Group and forgave approximately $4.0 million of receivables. CBS has also placed 588,000 restricted shares of Fidelity Holdings, Inc. common stock in escrow ("Fidelity Shares"). If, by May 30, 2001, the Company has not caused the common stock of CBS to become publicly traded, the Nissko Group will receive up to 588,000 shares of the Company (Fidelity Shares) based on a maximum value of $2,500,000 of the shares or 588,000 shares at the average closing price for the 30 trading days prior to May 30, 2001, and discounted at 35% if restricted. The Company accounted for this acquisition as a purchase, and the excess cost over the fair market value of the tangible net assets acquired was approximately $8.1 million and was allocated to goodwill (Note 1).

                        The remaining Fidelity Shares are to remain in escrow until November 30, 2001. In the event the Company has caused the common stock of CBS to become publicly traded prior to the 18 month anniversary of the Nissko Agreement and the net proceeds of the sale of the CBS Shares by the Nissko Group do not equal a total of $2,500,000, or, if the CBS Shares have not been sold, and the value of such CBS Shares does not equal at least $2,500,000, then additional Fidelity Shares will be released to the Nissko Group to cover any shortfall in value, up to 588,000 shares.

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                        In the event that at any time prior to November 30, 2001 CBS secures a bona fide third-party purchaser of the CBS Shares for a cash purchase price of $2,500,000, or a proportional amount of the CBS Shares, and any member of the Nissko Group rejects such offer, then no additional Fidelity Shares are to be issued to such member on November 30, 2001.

                        The escrow agreement includes a provision that awards an additional 200,000 restricted shares of Fidelity Holdings, Inc. common stock to the Nissko Group as penalty in the event that the Company has not caused the common stock of CBS to become publicly traded by May 30, 2001.

                        An additional 200,000 restricted shares of Fidelity Holdings, Inc. common stock have been placed in escrow under the agreement to cover personal guarantees of the Nissko Group.

                        The pro forma unaudited results of operations for the years ended December 31, 1999 and 1998, combining the acquisition of Major Automotive Group, Inc., Compass Lincoln Mercury, Inc., Nissko and Universal Kia as though they were acquired by the Company as of January 1, 1998, are as follows:

                        December 31,                         1999           1998
                        --------------------------------------------------------
                        Revenues                     $217,000,000   $159,000,000
                        Net income (loss) before
                           extraordinary item          (2,000,000)     1,000,000
                        ========================================================

12. Governmental        Substantially all of the Company's facilities are
    Regulations         subject to Federal, state and local regulations relating
                        to the discharge of materials into the environment.
                        Compliance with these provisions has not had, nor does the Company expect such compliance to have, any material effect on the financial condition or results of operations of the Company. Management believes that its current practices and procedures for the control and disposition of such wastes comply with applicable
                        Federal and state requirements.

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

13. Commitments         Sales of Customer Installment Contracts

                        The Company's leasing subsidiary has sold customer installment contracts to some financing institutions with no recourse and to others with full recourse. In the event of default on recourse loans, the Company would pay the financing institution a predetermined amount and would repossess and sell the vehicle. No accrual has been made for possible losses since, in management's opinion, on an aggregate basis, the Company could sell the repossessed automobiles for amounts in excess of outstanding liabilities. The amount that must be paid by the Company in the event of default is $971,279.

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

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                        The Company, Computer Business Sciences, Inc. and Info Systems have filed a Motion to Dismiss Marom and MMT's counterclaims for failure to state a cause of action. While there was minimum opposition, Marom and MMT did cross-move to amend their answer and counterclaims to include thirteen causes of action. The Company has submitted opposition to this amendment attempting to show that the proposed amended counterclaims have no merit. All papers in the action have been recently submitted and the Company is awaiting a decision from the Court. The Company and its litigation counsel believe that the Company and its wholly-owned subsidiaries have a good basis to oppose Marom's and MMT's counterclaims.

                        On July 27, 1999, Mr. Tepper (an individual) filed a lawsuit against the Company and three of its officers (Bruce Bendell, Doron Cohen and Richard Feinstein) in the Eighth Judicial District Court in Clark County, Nevada. That original Complaint was not served on the Company or the named officers. On August 16, 1999, Mr. Tepper filed an Amended Complaint, which was subsequently served on the Company. The Company and the individual defendants removed the litigation to the United States District Court of Las Vegas, Nevada. The Company and individual defendants filed a motion to dismiss the claims against the individuals on jurisdictional grounds, and to transfer the remainder of the case to New York. Mr. Tepper subsequently agreed to dismiss all claims against individuals, and the Court declined to transfer the case.

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                        Mr. Tepper contends in his lawsuit that he is the rightful owner of 240,000 shares of Fidelity stock. He contends that the Company has wrongfully (1) refused to remove the "restricted" legend from 160,000 of those shares, and (2) withheld the remaining 80,000 shares from him. Fidelity has been informed by Progressive Polymerics International, Inc. n/k/a InvestAmerica that it is the rightful owner of the shares, and that Mr. Tepper acquired the shares improperly. Because of these competing claims to ownership of the shares, the Company has not released full ownership of the shares to Mr. Tepper. The Company has filed a motion seeking to interplead the shares into court to avoid liability to either claimant and to permit the court to determine the ownership. Mr. Tepper did not name Progressive as a party to the lawsuit, but the Company is considering adding it as a party to aid in resolving the ownership question.

                        On June 10, 1999, the Company was named as the defendant in an action titled Ronald Shapss Corporate Services, Inc. v. Fidelity Holdings, Inc., brought in New York State Supreme Court, Rockland County (the "Action"). In the Action, Ronald Shapss Corporate Services, Inc. ("RSCS") has alleged that the Company breached a purported consulting agreement with it and converted shares of the Company's stock that RSCS claims should have been provided to it pursuant to that purported agreement. The Complaint claims damages on the breach of contract claim "believed to approximate $7,386,500," and on the conversion claim "believed to approximate $1,387,500, plus punitive damages in the amount of $5,000,000."

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                        By Notice of Motion July 6, 1999, the Company moved to dismiss the conversion claim. Thereafter, RSCS cross-moved for partial summary judgement on its breach of contract claim, which, if successful, under RSCS's apparent theory of purported damages, presumably would have resulted in liability to the Company of approximately $1,387,500. By Order dated December 15, 1999, the Court granted the Company's motion and denied RSCS's cross-motion. RSCS has filed a notice of appeal (which it has not perfected) and a motion for "reargument and/or renewal" of the Court's denial of the cross-motion, which is now awaiting a decision.

                        On or about January 20, 2000, the Company served its answer and counterclaims in which it denied the material remaining allegations of the Complaint and asserted claims against RSCS and/or Ronald Shapss individually for breach of contract, fraudulent inducement, and a declaration that the Company terminated any agreement it might have had with RSCS. In addition to the declaration, the counterclaims seek damages believed to exceed $1 million or, alternatively, the return of 50,000 shares the Company provided to RSCS and/or Mr. Shapss in 1997, and/or punitive damages of no less than $5 million. The Action is now in discovery, and the Company intends to continue vigorously to defend against RSCS's remaining claim and to prosecute its counterclaims.

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

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

14. Related Party       Amounts due affiliates are amounts owed by the Company's
    Transactions        leasing subsidiary for advances made in the ordinary
                        course of business from various entities which are wholly owned by the subsidiaries' former stockholders.
                        The advances are in the form of noninterest-bearing obligations with no specified maturity dates. At
                        December 31, 1999 and 1998, amounts due from affiliates of $1,335,642 and $268,845 are included in accounts receivable, respectively.

                        Marcum & Kliegman LLP, an accounting firm of which a director is a member, charged the Company approximately $104,000 and $48,000 in fees for accounting services for the years ended December 31, 1999 and 1998, respectively.

                        All sales of used cars to affiliates were made at wholesale cost plus related fees incurred by Major Auto, a related party owned by Bruce Bendell, and therefore resulted in no profit to Major Auto. Total sales revenue and unit counts were estimated to be less than 5% of total sales for the years ended December 31, 1999 and 1998.


15. Warrants and        (a)   Warrants
    Options
                              (i)   In March 1996, the Company issued to Nissko
                                    Telecom, Inc. and its investors warrants to purchase 1,500,000 shares of the Company's common stock at a price of $0.83 per share. In 1997, warrants to purchase 523,000 shares were exercised, leaving a balance of 977,000 outstanding. Of this amount, Class B warrants for 750,000 shares, which were exercisable through March 19, 1998, were unexercised by that date and, therefore, lapsed and warrants to purchase 144,714 shares of the Company's common stock were exercised in December 1998, leaving a balance of 123,429 outstanding as of December 31, 1999.

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                              (ii) In addition, the Company issued warrants for the purchase of 150,000 shares at a price of $0.83 per share, in connection with the management agreement entered into when the Company acquired Major Fleet & Leasing Corp.

                        (b)   Stock Options

                        During November 1999; the Company adopted a Stock Option Plan ("Plan") pursuant to which 1,200,000 shares of common stock are reserved for issuance upon the exercise of options, designated as 1999 options. At the discretion of the Company's Board of Directors (the "Board"), or members of any committee the Board has designated, options may be granted to consultants, non-employee members of the Board, employees, officers or anyone who performs services for the Company. The Plan will terminate upon the date on which all shares of the Plan have been exercised.

                        Options granted under the Plan expire not more than 10 years from the date of grant. Generally, options vest in 3 years beginning on the date of grant.

                        Except as described below, all stock options have been granted at exercise prices approximating 85% of market value on the date of the grant.

                        In consideration for certain consulting services related to the acquisition of the Major Auto Group, the Company has issued options to purchase 75,000 shares of the Company's common stock for $3.00 per share (market price), exercisable until May 2002.

                        During 1999, the Company granted employees and directors options to purchase 183,000 shares of the Company's common stock at an exercise price of approximately 85% of the market price on the date of the grant.

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                        During August 1999, the Company granted consultants options to purchase 2,500 shares of the Company's common stock at an exercise price of $11.00. The charge to the Company was immaterial.

                        The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees" and related Interpretations, in accounting for its stock option plan by recording as compensation expense the excess of the fair market value over the exercise price per share as of the date of grant. Under APB Opinion 25, when the exercise price of the Company's employee stock options equals at least 85% of the market price of the underlying stock on the date of the grant, no compensation cost is recognized.

                        SFAS No. 123 requires the Company to provide pro forma information regarding net loss and earnings per share as if compensation cost of the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black Scholes option-pricing model with the following weighted average assumptions used for grants during the year ended December 31, 1999.

                        --------------------------------------------------------
                        Dividend yield                                    0%
                        Risk free interest rate                           5%
                        Expected lives                                 10 years
                        --------------------------------------------------------

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                        Under the accounting provisions of FASB Statement 123, the Company's net loss and earnings per share would have been adjusted to the pro forma amounts indicated below:

                        --------------------------------------------------------
                        Net loss before extraordinary item:
                           As reported                              $(3,482,366)
                           Pro forma                                 (4,402,161)
                        ========================================================
                        Basic earnings before extraordinary
                          item per share:
                           As reported                              $     (0.17)
                           Pro forma                                      (0.21)
                        ========================================================

                        A summary of the status of the Company's stock option plan as of December 31, 1999 and changes during the year ended December 31, 1999 is presented below:

                                                                                    Weighted
                                                   Number of      Expiration        average
                                                     shares          date        exercise price
                        -------------------------------------------------------------------------
                        Options outstanding at
                          January 1, 1998                 --           --           $    --
                        Options granted               75,000         2002              3.00
                        -------------------------------------------------------------------------
                        Options outstanding at
                          December 31, 1998           75,000         2002              3.00
                        Options granted              185,500         2009             12.78
                        -------------------------------------------------------------------------
                        Options outstanding at
                          December 31, 1999          260,500       2002-2009        $  9.97
                        =========================================================================

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                        Data summarizing year-end options exercisable and weighted average fair value of options granted during the year ended December 31, 1999 is shown below:

                        Options exercisable
                        --------------------------------------------------------
                        Options exercisable at year-end                  183,450
                        Weighted average exercise price                 $  10.39
                        Weighted average fair value of options
                           granted during the year                      $   8.59
                        Weighted average remaining
                           contractual life                                 7.40
                        ========================================================

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                        The following table summarizes information about stock options outstanding at December 31, 1999.

                                                             Options Outstanding                       Options Exercisable
                                              -------------------------------------------------  --------------------------------
                                                  Number           Weighted                          Number
                                              Outstanding at       Average          Weighted     Exercisable at       Weighted
                                               December 31,       Remaining          Average      December 31,        Average
                        Exercise Price Range       1999        Contractual Life  Exercise Price       1999         Exercise Price
                        ---------------------------------------------------------------------------------------------------------
                          $3.00                     75,000            2.3            $  3.00           75,000         $  3.00
                          $16.50 - $19.13          110,500            9.8              18.85           83,450           18.99
                          $3.84                     75,000            9.0               3.84           25,000            3.84
                        ---------------------------------------------------------------------------------------------------------
                                                   260,500            8.0            $  9.97          183,450          $10.39
                        =========================================================================================================

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

16. Preferred Stock     On May 14, 1998, the Company designated 900,000 shares
                        as the 1997 - Major Series of Convertible Preferred
                        Stock (the "1997 Preferred Stock"). The shares of the
                        1997 Preferred Stock have voting rights and vote with the common stock and not as a separate class. Each share entitles the holder to two votes per share reflecting the underlying conversion rate. The shares of 1997
                        Preferred Stock are convertible, with each share converting into three shares of common stock if the market value is equal to or greater than $6,000,000 for the 2,700,000 shares of common stock. If the 2,700,000 shares of common stock has a market value of less than $6,000,000, then additional shares of common stock will be issued to equal a market value of $6,000,000. In the event that a dividend is declared on the common stock, a dividend of twice the per share dividend of common stock will be paid on the 1997 Preferred Stock. The 1997
                        Preferred Stock has a liquidation value of $6,000,000.
                        On the fifth anniversary, the 1997 Preferred Stock automatically converts into shares of common stock.
                        During October 1999, 400,000 shares were converted into 1,200,000 shares of common stock (after the three-for-two stock splits).

                        Common Stock

                        During 1998, the Company issued 1,140,814 shares of common stock at estimated market prices for telephony territories and equipment and services to unrelated parties. An aggregate of 458,000 shares valued at $1,494,140 was issued for telephony territories and equipment, while an aggregate of 682,814 shares valued at $1,911,775 was issued for services.

                        On June 24,1999, the Company entered into an agreement with three unrelated investors, pursuant to which the Company has the right or obligation to sell, under certain circumstances, in a series of private placement transactions, up to $20.0 million of the Company's common stock (the "Common Stock"), and warrants in three tranches. Pursuant to a series of Securities Purchase Agreements (the "Agreements"), the first tranche closed on June 24, 1999 and the Company sold an aggregate of 285,714 shares of common stock and warrants to purchase 285,714 shares of common stock at a purchase price of $23 per share, for an

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                        aggregate of $6,000,000 or $21 per share. On December 8, share. On December 8, 1999, a portion representing three-sevenths of the second tranche closed and the Company sold an aggregate of 176,472 shares of common stock and warrants to purchase 176,472 shares of common stock at a purchase price of $17.25 per share, for an aggregate of $3,000,000 or $17 per share. Shares issued upon closing of subsequent tranches, if any, will be priced at 105% of the average closing bid price of the Common Stock for the five trading days preceding the applicable closing date and an adjustable warrant which will allow the investors to purchase a maximum of 207,143 shares at $0.01 based on a reset formula.

                        If specified closing conditions are satisfied, the Company and the purchasers will be entitled upon satisfaction of certain milestones to be established with respect to tranche three, to effect three investments during applicable periods ending 100 trading days after the expiration date for adjustable warrants issued in the preceding tranche. The amount of the investment in tranche three would be $7 million. The Company has entered into a Registration Rights Agreement with the purchasers requiring the Company to register shares purchased by the purchasers pursuant to the Agreement under the Securities Act of 1933, as amended, as well as the shares issuable pursuant to the exercise of the warrants issued to the purchasers. The Registration Rights Agreement contains provisions for the payment of certain liquidated damages by the Company in the event of failure to comply with certain of its terms. The Company has agreed to pay legal expenses of the purchasers incurred in connection with the private placement, not to exceed $20,000 with respect to each bringdown. A finder's fee of up to 5% of the purchase price, payable 2.5% in cash and 2.5% in Common Stock, is being paid to International Securities Corporation in connection with the transaction. The sale was effected to the purchasers in reliance upon exemptions provided under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D and Rule 506 promulgated thereunder. The Company has granted a right of first refusal in favor of the purchasers with respect to below-market, non-public issuances of

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                        its securities during the period which commenced on December 8, 1999. Securities not subject to the right of first refusal include securities issued under the Company's stock option plans, shares issued upon exercise of currently outstanding warrants and securities issued in connection with strategic transactions involving the Company or in connection with certain commercial financings. The right of first refusal shall expire with respect to any purchaser who ceases to own at least 20% of the Common Stock issued on December 8, 1999 and the Common Stock issuable upon exercise of the warrants purchased by it. The Company used the net proceeds from the Offering to redeem 85% of its outstanding $2,750,000 principal amount of 12% convertible subordinated term debentures issued in January 1999 and intends to use the balance for developmental activities in its telecommunications and plastics division, and also for working capital purposes of the Company and its subsidiaries, including the possible acquisition of additional car dealerships.

                        During 1999, the Company issued 247,587 shares of Common Stock at estimated market prices of approximately $4.2 million for equipment and services.

17. Segment             In the fourth quarter of 1998, the Company adopted the
    Information         SFAS No. 131, "Disclosures About Segments of an
                        Enterprise and Related Information," which establishes standards for reporting information about a company's operating segments. The Company has divided its operations into two reportable segments; automotive and technology. Since the Company's plastics and utility businesses have no sales and are considered immaterial, they are included in the technology segment.

                        The reporting segments follow the same accounting policies used for the Company's consolidated financial statements and described in the summary of significant accounting policies. Management evaluates a segment's performance based upon profit or loss from operations before income taxes.

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                        Following is a tabulation of business segment information for 1999 and 1998:

                                                               1999                1998
                        -----------------------------------------------------------------------
                        Segment sales:
                          Automotive                                $209,531,993    $98,578,970
                          Technology                                   1,282,111      1,088,852
                        -----------------------------------------------------------------------
                              Total consolidated net sales          $210,814,104    $99,667,822
                        =======================================================================
                        Operating income (loss):
                           Automotive                               $  2,831,322    $ 2,021,301
                           Technology                                 (6,063,688)      (979,161)
                        -----------------------------------------------------------------------
                              Consolidated income (loss) before
                                 extraordinary item and taxes on
                                 income                             $ (3,232,366)   $ 1,042,140
                        =======================================================================
                        Assets:
                           Automotive                               $ 48,301,458    $42,352,571
                           Technology                                 17,482,465      8,195,852
                        -----------------------------------------------------------------------
                              Total                                 $ 65,783,923    $50,548,423
                        =======================================================================

                        Substantially all of the Company's assets are located within the continental United States. However, the Company sells and ships products to foreign countries. Geographic information regarding the Company's net sales is summarized as follows:

                                                              1999          1998
                        --------------------------------------------------------
                        United States                 $203,316,159   $93,735,032
                        Ukraine                          6,215,834     4,843,938
                        Canada                           1,282,111     1,088,852
                        --------------------------------------------------------
                        Total consolidated net sales  $210,814,104   $99,667,822
                        ========================================================

18. Fourth Quarter      The Company recorded the following adjustment in the
    Adjustments         fourth quarter: a $1.8 million charge for a bonus.

                                                         Fidelity Holdings, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

19. Subsequent Events   On February 8, 2000, a portion representing
                        four-sevenths of the second tranche closed and the Company sold an aggregate of 266,667 shares of common stock for an aggregate of $4,000,000 or $15 per share
                        (Note 16). In addition, the Company issued warrants to the purchasers enabling them to purchase 266,667 shares of common stock at $16.00 per share.

                        On February 23, 2000, the Company acquired CarsTV.com, Inc. ("Cars"), a regional full service Internet Service Provider (ISP) and digital subscriber line provider, as well as a content supplier for the cable industry focused on the automotive sector, in exchange for 575,862 shares of Company common stock. Based in Richmond, Virginia, Internet Connections and CarsTV, two subsidiaries of Cars, represent its Internet division and cable divisions, respectively. Internet Connections, operating regionally throughout the Mid-Atlantic, provides Internet services, web design and development to individuals and small-to-medium sized businesses.

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


                                                                BDO Seidman, LLP


New York, New York

March 20, 1999

                                            Major Chevrolet, Inc. and Affiliates

                                                   Combined Statements of Income

================================================================================

                                             Four and one-half       Year ended
                                                months ended        December 31,
                                                May 14, 1998             1997
--------------------------------------------------------------------------------
Revenues:
   Sales                                        $ 50,276,561        $144,499,231
   Cost of sales                                  43,743,891         126,855,734
--------------------------------------------------------------------------------
      Gross profit                                 6,532,670          17,643,497
Operating expenses                                 5,980,605          15,510,591
Interest expense                                      48,808           1,283,420
--------------------------------------------------------------------------------
      Operating income                               503,257             849,486
Other income                                          18,172             255,918
--------------------------------------------------------------------------------
      Income before income taxes                     521,429           1,105,404
Income taxes                                          42,320             169,813
--------------------------------------------------------------------------------
Net income                                      $    479,109        $    935,591
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

                                            Major Chevrolet, Inc. and Affiliates

                                               Combined Statements of Cash Flows
                                Increase (Decrease) in Cash and Cash Equivalents

================================================================================

                                                                            Four and one-half     Year ended
                                                                              months ended        December 31,
                                                                              May 14, 1998           1997
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                 $    479,109       $    935,591
--------------------------------------------------------------------------------------------------------------
   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
        Depreciation and amortization                                               20,430             64,470
        Changes in assets - (increase) decrease in:
           Trade receivables                                                       995,618           (468,521)
           Inventories                                                          (3,385,036)        10,462,590
           Prepaid expenses and other current assets                               (50,465)           (84,944)
           Security deposits                                                        (1,485)             5,007
        Changes in liabilities - increase (decrease) in:
           Customer deposits                                                       342,819           (885,914)
           Accounts payable                                                       (488,844)           613,255
           Accrued expenses                                                       (609,874)         1,511,257
--------------------------------------------------------------------------------------------------------------
           Total adjustments                                                    (3,176,837)        11,217,200
--------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) operating activities                  (2,697,728)        12,152,791
--------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchase of property, plant and equipment                                       (12,115)           (53,616)
   Note receivable                                                                 675,396            (38,230)
   (Purchase) proceeds from sale of lease and rental vehicles                     (566,487)         3,505,516
   Certificate of deposit                                                          699,935             84,677
--------------------------------------------------------------------------------------------------------------
        Net cash provided by investing activities                                  796,729          3,498,347
--------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Increase in (payment of) stockholder loans                                     (790,457)           164,677
   Increase (decrease) in long-term debt                                            (2,093)            17,978
   Increase (decrease) in floor plan notes payable                               3,734,301        (14,348,333)
   Increase in due from affiliates                                                (946,785)                --
   S corporation distributions                                                          --           (410,782)
--------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) financing activities                      1,994,966        (14,576,460)
--------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                           93,967          1,074,678
Cash and cash equivalents, beginning of period                                   1,424,915            350,237
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                      $  1,518,882       $  1,424,915
==============================================================================================================
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                                $    314,362       $  1,323,866
      Income taxes                                                                 129,681             89,732
==============================================================================================================

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

2. Acquisition by             On May 14, 1998, the Company was merged into Major
   Fidelity Holdings,         Acquisition Corp., a wholly-owned subsidiary of
   Inc.                       Fidelity Holdings, Inc. ("Fidelity"). Pursuant to
                              the merger agreement, Major Acquisition Corp.
                              acquired all of the Company's shares of stock for $4 million in cash, the incurrence of $500,000 in merger-related expenses and the issuance of 900,000 shares of Fidelity's convertible preferred stock. Such shares are convertible, by their terms, into 1,800,000 shares of Fidelity's common stock.

3. Related Party              The Company rents its Dodge showroom premises from
   Transactions               its stockholders. The agreement is on a
                              month-to-month basis. Rent expense relating to this agreement amounted to $36,000 and $96,000 for the four and one-half months ended May 14, 1998 and the year ended December 31, 1997, respectively.

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