Form 10-Q
period 2000-03-31
FIDELITY HOLDINGS INC
filed 2000-05-15
CIK 1009779

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000 or

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ____________________

Commission File Number: 0-29182

                             FIDELITY HOLDINGS, INC.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

               Nevada                                 11-3292094
   --------------------------------              ---------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of the registrant's common stock outstanding as of May 12, 2000 was 25,620,203.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                         MARCH 31,       DECEMBER 31,
                                                           2000             1999
                                                         unaudited         audited
ASSETS:
Current Assets:
Cash and cash equivalents                              $  9,253,272    $  6,985,878
Net investment in direct financing leases, current          361,492         411,444
Accounts receivable                                      10,107,670       6,855,547
Inventories                                              32,190,756      24,612,800
Other current assets                                      3,260,973       2,080,662
                                                       ------------    ------------
Total current assets                                     55,174,163      40,946,331

Net investment in direct financing leases,
   net of current portion                                   402,971         508,084
Property and equipment, net                               5,939,251       5,723,590
Excess of costs over net assets acquired                 26,194,508      19,210,352
Notes receivable - officer                                1,095,391         517,783
Other assets                                                948,185       1,668,510
                                                       ------------    ------------

Total assets                                           $ 89,754,469    $ 68,574,650
                                                       ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Notes payable - floor plan                             $ 28,789,135    $ 21,661,654
Accounts payable                                          5,989,848       7,018,566
Accrued expenses                                          2,626,354       1,866,197
Current maturities of long-term debt                        674,082         758,150
Customer deposits                                         1,021,831         601,758
                                                       ------------    ------------
Total current liabilities                                39,101,250      31,906,325

Long-term debt, less current maturities                   7,385,738       7,436,749
Due to employees                                                            397,302
Minority Interest                                           190,810         190,810
Other                                                        36,125         127,683
                                                       ------------    ------------
Total liabilities                                        46,713,923      40,058,869
                                                       ------------    ------------


Commitments
Stockholders' equity:
Preferred stock, $.01 par value- 2,000,000 shares
   authorized; 500,000 shares issued and outstanding          5,000           5,000

Common stock, $.01 par value- 50,000,000 shares
   authorized ; 25,643,397 and 24,029,800 issued in
   2000 and 1999 respectively                               256,434         240,298

Additional paid in capital                               44,966,659      30,513,805
Cumulative translation adjustment                            (4,733)         (6,204)
Retained earnings                                        (1,919,234)     (1,973,538)
Treasury stock, at cost; 23,427 shares in 2000 and
   1999 respectively                                       (263,580)       (263,580)
                                                       ------------    ------------

Total stockholders' equity                               43,040,546      28,515,781
                                                       ------------    ------------

Total liabilities and stockholders' equity             $ 89,754,469    $ 68,574,650
                                                       ============    ============

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited

                                             Three Months Ended March 31,
                                             ----------------------------
                                                    2000          1999
Revenues:
Automotive division                             $67,667,856   $45,842,659
Computer products and
     telecommunications equipment                   560,859       475,266

                                                -----------   -----------
Total revenues                                   68,228,715    46,317,925
Operating expenses:
Cost of sales - automotive division              56,780,109    38,792,945
Cost of sales - computer products and
     telecommunications equipment                   263,792       359,719
Selling, administrative and
     development expense                         10,598,996     6,415,290
Interest expense                                    516,378       444,283
                                                -----------   -----------

Operating income before income
     tax expense                                     69,440       305,688

Income tax expense                                   15,136       190,000
                                                -----------   -----------
Net income                                      $    54,304   $   115,688
                                                ===========   ===========


Per common share:
     Basic                                      $      0.00   $      0.01
     Diluted                                    $      0.00   $      0.00


Average number of shares used in computation:
     Basic                                       24,604,901    19,112,945
     Diluted                                     27,291,031    25,806,159

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                     Three Months Ended March 31,
                                                   ------------------------------
                                                            2000            1999
Cash flows from operating activities:
Net income                                             $    54,304    $   115,688
Adjustments to reconcile net income
   to net cash (used in) provided by operating
   activities:
Amortization of intangible assets                          220,615        146,812
Depreciation                                               126,377        106,945
Noncash item-stock-based compensation                       46,922        196,142
(Increase) decrease in assets:
Net investment in direct financing leases                   49,952        137,526
Notes receivable                                          (577,608)
Accounts receivable                                     (3,252,123)    (6,071,129)
Inventories                                             (7,577,956)    (3,280,750)
Other assets                                             1,085,674       (348,829)
Increase (decrease) in liabilities:
Accounts payable                                        (1,028,718)     3,859,579
Accrued expenses                                           760,157        517,345
Floor plan notes payable                                 7,127,481      4,578,306
Customer deposits                                          420,073        343,148
                                                       -----------    -----------

Net cash provided by (used in)
   operating activities                                 (2,544,850)       300,783
                                                       -----------    -----------

Cash flows used in investing activities:
Additions to property and equipment                       (342,038)      (197,621)
                                                       -----------    -----------

Net cash used in investing activities                     (342,038)      (197,621)
                                                       -----------    -----------

Cash flows from financing activities:
Repurchase of common stock                                      --        (65,596)
Line of credit                                                  --       (450,000)
Payments of long-term debt                                (135,079)      (164,408)
Proceeds from convertible debentures                            --      2,750,000
Increase in due from shareholders                               --       (150,000)
Net proceeds from issuance of common stock and
   exercise of warrants                                  5,287,890
                                                       -----------    -----------
Net cash provided by (used in)
   financing activities                                  5,152,811      1,919,996
                                                       -----------    -----------

Effect of exchange rates on cash                             1,471          1,121
                                                       -----------    -----------


Net increase (decrease) in cash and cash equivalents     2,267,394      2,024,279
Cash and cash equivalents, beginning of period           6,985,878        977,134
                                                       -----------    -----------

Cash and cash equivalents, end of period               $ 9,253,272    $ 3,001,413
                                                       ===========    ===========


Supplemental Disclosures Of Cash Flow Information:
Cash paid during the period for:
Interest                                               $   516,378    $   444,283
Income taxes                                           $         0    $   501,500

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of the operations, financial condition, liquidity and capital resources of Fidelity Holdings, Inc. and its subsidiaries ("we" or "the Company") should be read in conjunction with our unaudited Consolidated Financial Statements and related notes thereto included elsewhere herein.

      This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements.

The Company

      On May 14, 1998, the Company, a holding company involved in the acquisition and development of synergistic technological and telecommunications businesses and the regional consolidation of the retail automotive industry, acquired, from a related party, the Major Automotive Group of dealerships ("Major Auto") and related real property and leases. We operate in two divisions: Automotive and Technology. The Automotive division consists of retail automotive dealerships, the Company's subsidiary Major Fleet and Leasing, Inc. ("Major Fleet") and related entities. The Technology division is comprised of all non-automotive operations including our subsidiaries Computer Business Sciences, Inc. and IG2, Inc.

Results of Operations - Three Months Ended March 31, 2000 and Three Months Ended March 31, 1999

      Revenues. Revenues for the three-month period ended March 31, 2000 increased to approximately $68.2 million, which is $21.9 million, or 47.3%, over the prior comparable period's revenues of $46.3 million. Such increase was solely attributable to the revenues of Major Auto, which were approximately $67.7 million for the 2000 quarter, an increase of almost $22 million, or 48.2%, over the prior year's comparable quarter's revenue of $45.7 million. Of this increase, approximately $4.7 million relates to revenues generated by Compass Lincoln Mercury, a dealership we acquired in September 1999. The primary reasons for the significant growth in revenues were both increased unit sales and increased average sales price per unit. New car unit sales increased by 90 units in the first quarter of 2000 from the first quarter of 1999, while used car unit sales increased 949 units in the 2000 first quarter over the prior year's comparable quarter. Management believes that the increase in unit sales is primarily attributable to Major Auto's successful efforts in selling used vehicles at its expansive facility in Long Island City, New York. An average of more than 700 used vehicles were sold during each of the months in the 2000 period. Major Auto's sales efforts included extensive Internet promotions, local advertising in all media and the branding of its used car operation as "Major World." Management believes that market acceptance of its Major World brand was a strong contributor to the 2000 sales volume performance. Additionally, the average sales price per vehicle for both new and used vehicles increased by almost $1,500 in the 2000 period compared with the 1999 period. Increased sales of luxury or "high line" used cars contributed significantly to the average used vehicle sales price increase.

      Cost of sales. The cost of sales increase of almost $17.9 million, or 45.7%, to $57.0 million in the first quarter of 2000 from $39.2 million for the three months ended March 31, 1999 is solely attributable to Major Auto's operations, which had a cost of sales of $56.8 million in the current period, compared with $38.8 million in the 1999 period, an increase of $18.0 million, or 46.4%. This increase is consistent with the increased sales volume in terms of units and reflects a small decrease of $43.00 in the average unit cost of new cars and, more significantly, a $375.00 increase in the average unit cost of used vehicles.

      Gross profit. Of the total gross profit of almost $11.1 million for the three months ended March 31, 2000, Major Auto generated approximately $11.0 million, of which Compass Lincoln Mercury generated $800,000. In the first quarter of 1999, gross profit for Major Auto was approximately $7.1 million. This increase in gross profit was attributable to (i) the increase in units sold; (ii) the gross profit as a percentage of sales for Major Auto as a whole during the 2000 first quarter, which was 15.6%, compared with 15.1% in the comparable 1999 period; and (iii) the change in revenue percentage mix. Revenues went from 43.5% of total revenues generated by new vehicle sales and 50.7% generated by used vehicles sales in the first quarter of 1999 to 35.9% of total revenues generated by new vehicle sales and 59.3% generated by used vehicle sales in the first quarter of 2000.

      Selling, general and development expenses. In the three months ended March 31, 2000, selling, general and development expenses ("S, G & D") increased approximately $4.1 million to approximately $10.5 million, from $6.4 million. Approximately $3.1 million of this increase is attributable to our automotive division, the S, G & D of which aggregated $8.7 million in the first quarter of 2000, compared with $5.6 million in the comparable prior period, an increase of 56.5%. This increase is primarily attributable to the costs associated with increased sales efforts and results, principally, advertising and compensation. S, G & D attributable to our technology division increased approximately $1.0 million to $1.8 million, or 117%, from $800,000 in the prior comparable quarter, primarily as a result of IG2 Inc.'s development activities.

      Interest expense. Interest expense had a net increase of $72,000 to $516,000 in the first quarter of 2000 from interest expense of $444,000 incurred in the comparable prior period. This is primarily related to the increase in floor plan interest based on the higher levels of Major Auto's inventories and higher interest rates during the first quarter of 2000 as compared with the first quarter of 1999.

Results of Operations - Three Months Ended March 31, 1999 and Three Months Ended March 31, 1998

      Revenues. Revenues for the three-month period ended March 31, 1999 increased to approximately $46.3 million or $45.8 million over the prior comparable period's revenues of $496,000. Such increase was almost solely attributable to the revenues of Major Auto, which were $45,672,235 for the 1999 quarter. There was no comparable amount in the corresponding period in 1998 because the Major Auto was not acquired until May 14, 1998 and, in conformity with generally accepted accounting principles, its results of operations could only be consolidated with ours since the date of acquisition. A comparison of the average monthly revenue for Major Auto for the seven and one-half month period it was owned by the Company in 1998 with the average monthly revenue generated by Major Auto during the first three months of 1999 shows an approximate 17% increase. Management believes that this increase in average monthly sales is primarily attributable to Major Auto's successful efforts in selling used vehicles at its expansive facility in Long Island City, New York. More than 400 used cars were sold during each of the months in the 1999 period. Major Auto's initiatives included extensive Internet promotions, local advertising in all media and the branding of its used car operation as "Major World." Additionally, the relatively mild winter in the New York Metropolitan area contributed to increased sales during these months when automotive sales, traditionally, decrease. The results of this quarter are not necessarily indicative of the results for any future period or the full year of 1999.

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

      Selling, general and development expenses. In the three months ended March 31, 1999, S, G & D increased almost $6.0 million to approximately $6.4 million, from $443,000. Substantially all of this increase resulted from the acquisition of Major Auto. S, G & D attributable to Major Auto aggregated $5.1 million in the first quarter of 1999. S, G & D attributable to the Technology division increased approximately $650,000, or 331%, from the prior comparable quarter, primarily as a result of IG2 Inc.'s development activities.

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

Assets, Liquidity and Capital Resources - March 31, 2000

At March 31, 2000, our total assets were almost $90 million, an increase of approximately $21.2 million from December 31, 1999. This increase is primarily related to the increase in Major Auto's accounts receivable of approximately $3.2 million, the increase in Major Auto's inventories of approximately $7.6 million, a net increase in cash of approximately $2.3 million and an increase in goodwill of approximately $7.0 million. The increase in accounts receivable and inventories is directly related to Major Auto's increased sales levels during the first quarter of 2000. The increase in cash is primarily attributable to the proceeds from the issuance of our common stock and exercise of warrants aggregating $5.3 million. The increase in goodwill relates to acquisitions in the first quarter of 2000.

      The Company's primary source of liquidity for the three months ended March 31, 2000 was $5,152,811 from its financing activities. This was the net effect of $4,542,802 of net proceeds from the private placement of 316,667 shares of our common stock and $745,088 of net proceeds from the exercise of warrants for 398,443 shares of our common stock, as offset by payments of outstanding debt of $135,079.

      The net decrease in cash from operating activities of $2,544,850, was further decreased by the cash used in investing activities of $342,038 for the net additions to property, plant and equipment.

      The foregoing activities, i.e. financing, operating and investing, plus an exchange rate cash effect increase of $1,471, resulted in a net cash increase of $2,267,394 for the three months ended March 31, 2000.

      We believe that the cash generated from existing operations, together with cash on hand, available credit from its current lenders, including banks and floor planning, will be sufficient to finance our current operations and internal growth for at least the next twenty-four months. Our Automotive division will require additional financing in connection with future planned acquisitions and our Technology division will require additional funding to proceed with its development and implementation plans. There can be no assurance that, for additional growth, such funding will be available. We are exploring financing alternatives with respect to our projected cash requirements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

      Although we develop technology products in the United States, Canada and Israel, substantially all our revenues come from sales of vehicles in the United States. Consequently, foreign sales constitute a minimal amount of our revenues. Even so, our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because substantially all our revenues are currently denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Due to the nature of our investments and operations, we believe that there is not a material risk exposure.

Interest Rate Risk

      Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since all of our investments are in short-term instruments, including money market funds. Our interest rate expense is also sensitive to changes in the general level of U.S. interest rates because the interest rate charged varies with the prime rate. Due to the nature of our operations, we believe that there is not a material risk exposure.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not engaged in any litigation other than as previously reported.

Item 2.  Changes in Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 27.  Financial Data Schedule

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              FIDELITY HOLDINGS, INC.


Date: May 15, 2000                     /s/ Doron Cohen
                                       ---------------
                                       Doron Cohen
                                       President and Chief Executive Officer