Form 10-Q/A
period 2000-03-31
FIDELITY HOLDINGS INC
filed 2000-05-26
CIK 1009779

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of the registrant's common stock outstanding as of May 25, 2000 was 25,620,203.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      MARCH 31,    DECEMBER 31,
                                                        2000           1999
                                                     unaudited       audited
ASSETS:

Current Assets:
Cash and cash equivalents                           $  9,253,272   $  6,985,878
Net investment in direct financing leases, current       361,492        411,444
Accounts receivable                                   10,107,670      6,855,547
Inventories                                           32,190,756     24,612,800
Other current assets                                   3,260,973      2,080,662
                                                    ------------   ------------
Total current assets                                  55,174,163     40,946,331

Net investment in direct financing leases,
  net of current portion                                 402,971        508,084
Property and equipment, net                            5,939,251      5,723,590
Excess of costs over net assets acquired              26,194,508     19,210,352
Notes receivable - officer                             1,095,391        517,783
Other assets                                             948,185      1,668,510
                                                    ------------   ------------

Total assets                                        $ 89,754,469   $ 68,574,650
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Notes payable - floor plan                          $ 28,789,135   $ 21,661,654
Accounts payable                                       5,989,848      7,018,566
Accrued expenses                                       2,626,354      1,866,197
Current maturities of long-term debt                     674,082        758,150
Customer deposits                                      1,021,831        601,758
                                                    ------------   ------------
Total current liabilities                             39,101,250     31,906,325

Long-term debt, less current maturities                7,385,738      7,436,749
Due to employees                                                        397,302
Minority Interest                                        190,810        190,810
Other                                                     36,125        127,683
                                                    ------------   ------------
Total liabilities                                     46,713,923     40,058,869
                                                    ------------   ------------

Commitments
Stockholders' equity:

Preferred stock, $.01 par value- 2,000,000 shares
  authorized; 500,000 shares issued and outstanding        5,000          5,000

Common stock, $.01 par value- 50,000,000 shares
  authorized ; 25,643,397 and 24,029,800 issued in
  2000 and 1999 respectively                             256,434        240,298

Additional paid in capital                            44,966,659     30,513,805
Cumulative translation adjustment                         (4,733)        (6,204)
Retained earnings                                     (1,919,234)    (1,973,538)
Treasury stock, at cost; 31,470 shares in 2000
  and 20,980 in 1999 respectively                       (263,580)      (263,580)
                                                    ------------   ------------

Total stockholders' equity                            43,040,546     28,515,781
                                                    ------------   ------------

Total liabilities and stockholders' equity          $ 89,754,469   $ 68,574,650
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

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)

                                                 Preferred stock           Common stock               Treasury stock
                                                 ---------------           ------------               --------------
                                               Shares      Amount       Shares       Amount         Shares     Amount
                                               ------      ------       ------       ------         ------     ------
Balance, January 1, 2000                       500,000   $    5,000   16,019,796   $  160,198       20,980   $ (263,580)
Comprehensive income (loss):
   Net income
   Other comprehensive income (loss):
      Translation adjustment
Comprehensive income for period
Issuance of common stock for:
    Services                                                              12,770          128
    Business combinations                                                578,391        5,784
    Exercise of warrants                                                 574,648        5,747
Effect of stock compensation charge                                      131,033        1,310
Issuance of common stock in
    connection with private placements                                   316,667        3,167
Three-for-two stock split effected in the
    form of a 100% dividend                                            8,009,898       80,100       10,490
                                               ------------------------------------------------------------------------

Balance, March 31, 2000                        500,000   $    5,000   25,643,203   $  256,434       31,470   $ (263,580)
                                               ========================================================================

                                                 Additional       Retained       Currency          Total
                                                  paid-in         Earnings      translation     stockholders'
                                                  capital         (deficit)      adjustment        equity
                                                  -------         ---------      ----------        ------
Balance, January 1, 2000                        $ 30,593,905    $ (1,973,538)   $     (6,204)   $ 28,515,781
Comprehensive income (loss):
   Net income                                                         54,304
   Other comprehensive income (loss):
     Translation adjustment                                                            1,471           1,471
                                                                                                ------------
Comprehensive income for period                                                                       55,775
                                                                                                ------------
Issuance of common stock for:
   Services                                          161,554                                         161,682
   Business combinations                           7,010,861                                       7,016,645
   Exercise of warrants                              739,342                                         745,089
Effect of stock compensation charge                1,849,265                                       1,850,575
Issuance of common stock in
   connection with private placements              4,691,832                                       4,694,999
Three-for-two stock split effected in the
   form of a 100% dividend                           (80,100)                                             --
                                                ------------------------------------------------------------

   Balance, March 31, 2000                      $ 44,966,659    $ (1,919,234)   $     (4,733)   $ 43,040,546
                                                ============================================================

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                    Three Months Ended March 31,
                                                    ----------------------------
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

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited
                                 March 31, 2000

1. Basis of Presentation

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company's financial position and its results of operations and cash flows as of the dates and for the periods indicated.

Certain information and footnote disclosure normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited December 31, 1999 consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 1999. The results of operations for the three months are not necessarily indicative of the operating results for the full year.

2. Earnings per Share

Per-share data and numbers of shares for 1999 have been adjusted to reflect 3-for-2 stock splits in June 1999 and January 2000.

3. Business Combination

On February 23, 2000, in exchange for 575,862 shares of its common stock valued at $6,975,480, the Company acquired CarsTV.com. This company is a Richmond, Virginia-based, regional, full-service Internet Service Provider and digital subscriber line (DSL) provider, as well as a content supplier for the cable industry focused on the automotive industry. The acquisition was treated as a purchase and, accordingly, the results of operations of CarsTV.com have been included as of February 23, 2000. CarsTV.com's operations are not significant and therefore, pro forma financial information has not been presented.

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

Assets, Liquidity and Capital Resources - March 31, 2000

At March 31, 2000, our total assets were almost $90 million, an increase of approximately $21.2 million from December 31, 1999. This increase is primarily related to the increase in Major Auto's accounts receivable of approximately $3.2 million, the increase in Major Auto's inventories of approximately $7.6 million, a net increase in cash of approximately $2.3 million and an increase in goodwill of approximately $7.0 million. The increase in accounts receivable and inventories is directly related to Major Auto's increased sales levels during the first quarter of 2000. The increase in cash is primarily attributable to the proceeds from the issuance of our common stock and exercise of warrants aggregating $5.3 million. The increase in goodwill relates primarily to the acquisition of CarsTV.com for 575,863 shares of our common stock in the first quarter of 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Risk

      Although we develop technology products in the United States, Canada and Israel, substantially all our revenues come from sales of vehicles in the United States. Consequently, foreign sales constitute a minimal amount of our revenues. Even so, our financial results could be affected by changes in foreign currency exchange rates or weak econimic conditions in foreign markets. Because substantially all our revenues are currently denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Due to the nature of our investments and operations, we belive that there is not a material risk exposure.

Interest Rate Risk

      Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since all of our investments are in short-term instruments, including money market funds. Our interest rate expense is also sensitive to changes in the general level of U.S. interest rates because the interest rate charged varies with the prime rate. Due to the nature of our operation, we belive that there is not a material risk exposure.

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


                                              FIDELITY HOLDINGS, INC.


Date: May 26, 2000                     /s/ Doron Cohen
                                       ----------------
                                       Doron Cohen
                                       President and Chief Executive Officer