Form 10-Q
period 2000-06-30
FIDELITY HOLDINGS INC
filed 2000-08-21
CIK 1009779

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000 or

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

                                 (718) 520-6500

                            Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                               ---     ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court.  Yes      No
                                                 ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of the registrant's common stock outstanding as of August 15, 2000 was 25,755,111 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     FIDELITY HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                          June 30,           December 31,
                                                                            2000                 1999
ASSETS                                                                  (unaudited)
Current Assets
Cash and cash equivalents                                              $   7,119,479        $   6,985,878
Net investment in direct financing leases, current                           294,787              411,444
Accounts receivable, net                                                  13,943,332            6,855,547
Inventories                                                               41,215,482           24,612,800
Other current assets                                                       6,303,590            1,927,562
                                                                       -------------        -------------
          Total current assets                                            68,876,670           40,793,231

Net investment in direct financing leases,
    net of current portion                                                   442,772              508,084
Property and equipment, net                                                5,161,513            5,723,590
Excess of costs over net assets acquired, net                             27,250,538           19,210,352
Notes receivable - officer                                                 1,348,886              517,783
Other assets                                                                 810,916            1,668,510
                                                                       -------------        -------------

          Total assets                                                 $ 103,891,295        $  68,421,550
                                                                       =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes payable - floor plan                                             $  40,192,312        $  21,661,654
Accounts payable                                                           8,076,413            7,018,566
Accrued expenses                                                           3,220,485            1,866,197
Current maturities of long-term debt                                         402,918              758,150
Customer deposits                                                            883,734              601,758
                                                                       -------------        -------------
          Total current liabilities                                       52,775,862           31,906,325

Long-term debt, less current maturities                                    7,426,683            7,436,749
Due to employees                                                                  --              397,302
Minority interest                                                            194,960              190,810
Other                                                                        755,606              127,683
                                                                       -------------        -------------

           Total liabilities                                              61,153,111           40,058,869
                                                                       -------------        -------------

Commitments
Stockholders' equity
        Preferred stock, $.01 par value- 2,000,000 shares
           authorized; 500,000 shares issued and outstanding                   5,000                5,000
        Common stock, $.01 par value- 50,000,000 shares
           authorized ; 25,742,611 and 24,029,694 issued and
           outstanding in 2000 and 1999 respectively                         257,428              240,298
        Unearned stock based compensation                                 (1,619,773)            (153,100)
       Additional paid in capital                                         46,093,477           30,513,805
       Cumulative translation adjustment                                      (3,516)              (6,204)
       Accumulated deficit                                                (1,490,923)          (1,973,538)
       Treasury stock, at cost; 123,470 and 31,470 shares  in
              2000 and 1999, respectively                                   (503,509)            (263,580)
                                                                       -------------        -------------

                      Total stockholders' equity                          42,738,184           28,362,681
                                                                       -------------        -------------

                      Total liabilities and stockholders' equity       $ 103,891,295        $  68,421,550
                                                                       =============        =============

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                    Six Months Ended June 30,            Three Months Ended June 30,
                                                 -------------------------------       --------------------------------
                                                     2000               1999               2000                1999
                                                 ------------       ------------       ------------        ------------
Revenues
Automotive division                              $153,574,383       $100,273,073       $ 85,906,527        $ 54,430,414
Computer products and
     telecommunications equipment                   1,026,307            811,352            465,448             336,086
                                                 ------------       ------------       ------------        ------------
    Total revenues                                154,600,690        101,084,425         86,371,975          54,766,500

Operating expenses
Cost of sales - automotive division               129,109,481         85,166,266         72,329,372          46,373,321
Cost of sales - computer products and
     telecommunications equipment                     517,835            664,999            254,043             305,280
Selling, general and development
     expense                                       23,111,084         13,853,171         12,512,088           7,437,881
Interest expense                                    1,128,671            877,888            612,293             433,605
                                                 ------------       ------------       ------------        ------------

Operating income before compensation
   expense to former executive and income
   tax expense
                                                      733,619            522,101            664,179             216,413

Compensation expense to former executive              251,000                 --            251,000                  --
                                                 ------------       ------------       ------------        ------------

Operating income before income tax expense
(benefit)                                             482,619            522,101            413,179             216,413

Income tax expense (benefit)                               --            362,000            (15,136)            172,000
                                                 ------------       ------------       ------------        ------------

Net income                                       $    482,619       $    160,101       $    428,315        $     44,413
                                                 ============       ============       ============        ============

Earnings per common share
     Basic                                       $       0.02       $       0.01       $       0.02        $       0.00
     Diluted                                     $       0.02       $       0.01       $       0.02        $       0.00

Weighted average number of shares used in
computation
     Basic                                         25,142,058         19,401,402         25,679,214          19,686,699
     Diluted                                       27,527,717         24,199,715         28,047,838          24,567,054

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                             Six Months Ended June 30,
                                                                         --------------------------------
                                                                             2000                1999
                                                                         ------------        ------------
Cash flows from operating activities:
      Net income (loss)                                                  $    482,619        $    160,101
Adjustments to reconcile net income (loss) to net cash provided by
            (used in) operating activities:
      Amortization of intangible assets                                       305,887             187,094
      Depreciation                                                            260,099             188,964
      Stock-based compensation                                                457,332             392,284
      (Increase) decrease in assets:
            Net investment in direct financing leases                         181,969             183,476
            Accounts receivable                                            (7,087,785)         (5,812,779)
            Inventories                                                   (16,602,682)           (931,210)
            Other assets                                                   (4,215,552)           (832,210)
      Increase (decrease) in liabilities:
            Accounts payable                                                1,537,246           2,163,908
            Customer deposits                                                 281,976             579,729
            Accrued expenses                                                1,354,288             665,215
            Floor plan notes payable                                       18,530,658           3,534,064
            Other liabilities                                                 234,771                  --
                                                                         ------------        ------------
                Net cash provided by(used in) operating activities         (4,279,174)            478,636
                                                                         ------------        ------------
Cash flows from investing activities:
      Additions to property and equipment                                    (295,860)           (654,617)
      Business combinations                                                  (120,000)                 --
                                                                         ------------        ------------
                Net cash used in investing activities                        (415,860)           (654,617)
                                                                         ------------        ------------
Cash flows from financing activities:
      Line of credit                                                               --            (450,000)
      Proceeds from issuance of common stock and exercise of
            warrants, net of expenses                                       5,431,174           5,765,999
      Payment of convertible debentures                                            --          (2,337,500)
      Payments of long-term debt                                             (365,298)           (325,793)
      Proceeds from convertible debentures                                         --           2,750,000
      Purchase of treasury stock                                             (239,929)           (131,191)
                                                                         ------------        ------------
                Net cash provided by financing activities                   4,825,947           5,271,515
                                                                         ------------        ------------
Effect of exchange rates on cash                                                2,688               1,085
                                                                         ------------        ------------
                Net increase in cash and cash equivalents                     133,601           5,096,619

Cash and cash equivalent, beginning of period                               6,985,878             820,832
                                                                         ============        ============
Cash and cash equivalent, end of period                                  $  7,119,479        $  5,917,451
                                                                         ============        ============
Supplemental disclosures of cash flow information:
      Cash paid during the period for:
            Interest                                                     $  1,128,671        $    877,888
            Income taxes                                                           --             781,500
      Non cash financing activities:
            Common stock issued as stock based compensation                 1,850,575                  --
            Common stock issued for services and deposits                     209,494           1,542,000



                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited
                                  June 30, 2000

1.       Basis of Presentation

         In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company's financial position and its results of operations and cash flows as of the dates and for the periods indicated.

         Certain information and footnote disclosure normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited December 31, 1999 consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 1999. The results of operations for the six-month and three-month periods are not necessarily indicative of the operating results for the full year.

2.       Earnings per Share

         Per-share data and numbers of shares for 1999 have been adjusted to reflect 3-for-2 stock splits in June 1999 and January 2000.

3.       Business Combination

         On April 12, 2000 in exchange for 96,973 shares of its common stock valued at $1,080,000 and $120,000 in cash, the Company acquired the Hempstead Mazda automobile dealership. This company, based on Long Island in New York, is a full-service retail new and used vehicle dealership. The acquisition was treated as a purchase and, accordingly, the results of operations of Hempstead Mazda have been included as of April 12, 2000. Hempstead Mazda's operations to date have not been significant and therefore, pro forma financial information has not been presented.

 4.      Separation Agreement With Former Executive

         On August 8, 2000, Doron Cohen, former President, CEO and a Director of Company signed a Separation and Release Agreement (the "Agreement"). The financially significant provisions of the Agreement provide for periodic payments to begin on August 15, 2000. Such cash payments consist of an initial payment of $250,000; monthly payments of $500 beginning July 1, 2000 and ending June 1, 2002, aggregating $12,000; plus monthly payments of $20,833.33 beginning July 1, 2001 through June 1, 2002 and $4,166.66 per month beginning July 1, 2002 and ending on June 1, 2005, the aggregate amount of which is $650,000. The total of all cash payments to Mr. Cohen is $662,000. In order to qualify for such future payments, Mr. Cohen must remain in compliance with non-disparagement, non-solicitation, non-compete and voting restriction provisions embodied in the Agreement. The Company has also agreed to continue Mr. Cohen and his family on the Company's health plan and to provide him with an automobile for two years.

         Additionally, the Company has agreed to a periodic forgiveness of Mr. Cohen's indebtedness to the Company in the aggregate amount of $1,048,067 to begin, under certain circumstances, on August 8, 2003 and continue on the next two anniversary dates, with one-third lapsing at each date. The requirements for such forgiveness also include Mr. Cohen's compliance with the restrictive provisions of the Agreement.

         The Company is presently unable to estimate the value of the restrictive covenants included in the Agreement and the remaining payments to Mr. Cohen and is in the process of obtaining an independent appraisal to determine such value. As of June 30, 2000, the Company has expensed $251,000 relating to the first payment made to Mr. Cohen on August 15, 2000. To the extent that such appraisal reflects a value that is less than the recorded amount of Mr. Cohen's loan the difference will be expensed in the third quarter of 2000. The amount assigned to the restrictive covenant and the remaining payments to Mr. Cohen will be amortized over the restrictive period.

5.       Reclassification

         Certain amounts included in the consolidated balance sheet related to Unearned Stock Based Compensation have been reclassified to conform with the current year's presentation.


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

The Company

         On May 14, 1998, the Company, a holding company involved in the acquisition and development of synergistic technological and telecommunications businesses and the regional consolidation of the retail automotive industry, acquired, from a related party, the Major Automotive Group of dealerships ("Major Auto") and related real property and leases. We operate in two divisions: Automotive and Technology. Our Automotive division consists of retail automotive dealerships, the Company's subsidiary Major Fleet and Leasing, Inc. ("Major Fleet") and related entities. Our Technology division is comprised of all non-automotive operations including our subsidiaries Computer Business Sciences, Inc. and IG2, Inc. In August 2000, Computer Business Sciences changed its name to IG2, Inc.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2000 AND SIX MONTHS ENDED JUNE 30, 1999

         Revenues. Revenues for the six-month period ended June 30, 2000 increased to approximately $154.6 million, which is $53.5 million, or 52.9%, over the prior comparable period's revenues of $101.1 million. Such increase was almost solely attributable to the revenues of our Automotive division, which were approximately $153.6 million for the 2000 first-half, an increase of $53.3 million, or 53.2%, over the prior year's comparable first-half's revenue of $100.3 million. Of this increase, approximately $12.7 million relates to revenues generated by Compass Lincoln Mercury, a dealership we acquired in September 1999. The primary reasons for the significant growth in revenues were both increased unit sales and increased average sales price per unit. New car unit sales increased by 434 units, or 22% in the first half of 2000 from the first half of 1999, while used car unit sales increased 3,174 units, or 90%, in the 2000 first half over the prior year's comparable half. Management believes that the increase in unit sales is primarily attributable to our Automotive division's successful efforts in selling used vehicles at its expansive facility in Long Island City, New York and to a lesser extent the development of its used vehicle operation in Northern, New Jersey. An average of more than 1,000 used vehicles, retail and wholesale, were sold during each of the months in the 2000 period. Our Automotive division's sales efforts included extensive Internet promotions, local advertising in all media and the branding of its used car operation as "Major World." Management believes that market acceptance of its Major World brand was a strong contributor to the 2000 sales volume performance. Additionally, the average sales price per vehicle for new vehicles increased by approximately $1,900 per vehicle. The average price for used vehicles decreased in the 2000 period compared with the 1999 period, while the significant increase in sales volume generated a net increase in used vehicle sales dollars of approximately 73%. This change in volume and average selling price in used vehicles is reflective of our successful efforts in obtaining non-recourse financing for prospective buyers who may have had difficulties obtaining financing elsewhere.

         Cost of sales. The cost of sales increase of almost $43.8 million, or 51.0%, to $129.6 million in the first half of 2000 from $85.8 million for the six months ended June 30, 1999, is almost solely attributable to our Automotive division's operations, which had a cost of sales of $129.1 million in the current period, compared with $85.2 million in the 1999 period, an increase of $43.9 million, or 51.6%. This percentage increase is less than the increased sales volume percentage in terms of units and reflects an increase of almost $2,000 in the average cost of new vehicles and a decrease of more than $1,100 in the average unit cost of used vehicles.

         Gross profit. Of the total gross profit of almost $25.0 million for the six months ended June 30, 2000, our Automotive division generated approximately $24.5 million, of which Compass Lincoln Mercury generated almost $2.1 million. In the first half of 1999, gross profit for our Automotive division was approximately $15.1 million. This increase of $9.4 million in our Automotive division's gross profit was attributable to (i) the increase in units sold; (ii) the increase in gross profit as a percentage of sales for our Automotive division as a whole during the 2000 first half, which was 15.9%, compared with 15.1% in the comparable 1999 period; and (iii) the change in revenue percentage mix. Revenues went from 45.8% of total revenues generated by new vehicle sales and 49.2% generated by used vehicles sales in the first half of 1999 to 39.9% of total revenues generated by new vehicle sales and 56.2% generated by used vehicle sales in the first half of 2000.

         Selling, general and development expenses. In the six months ended June 30, 2000, selling, general and development expenses ("S, G & D") increased approximately $9.2 million to approximately $23.1 million, from $13.9 million in the comparable 1999 period. Approximately $6.2 million of this increase is attributable to our Automotive division, the S, G & D of which aggregated $18.6 million in the first half of 2000, compared with $12.4 million in the comparable prior period, an increase of 50.0%. This increase is primarily attributable to the costs associated with increased sales efforts and results, principally, advertising and compensation. S, G & D attributable to our technology division increased approximately $3.0 million to $4.5 million, or 200%, from $1.5 million in the prior comparable six-month period, primarily as a result of IG2 Inc.'s development activities.

         Interest expense. Interest expense had a net increase of approximately $250,000 to $1.1 million in the first half of 2000 from interest expense of $878,000 incurred in the comparable prior period. This is primarily related to the increase in floor plan interest based on the higher levels of Auto division's inventories and higher interest rates during the first half of 2000 as compared with the first half of 1999, partially offset by interest income of almost $120,000 in the 2000 period.

         Compensation expense to former executive. Pursuant to a separation and release agreement with our former President and Chief Executive Officer, Doron Cohen, we charged $251,000 to compensation expense in the second quarter. This agreement provides for potential periodic payments and potential forgiveness of indebtedness, which, under certain circumstances, could aggregate approximately $1.7 million over five years. In order to receive such potential payments and potential reduction of indebtedness, Mr. Cohen must comply with various restrictions relating to, among other things, competition, solicitation and voting. We are currently in the process of obtaining an independent valuation of such restrictive covenants and we will adjust, in the third quarter of 2000, if necessary, the carrying value of Mr. Cohen's note receivable in conformity with such valuation. The current carrying value of the note receivable is approximately $1.05 million. It is anticipated that the balance of the cash amounts to be paid to Mr. Cohen will be charged ratably as earned over the compliance period.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2000 AND THREE MONTHS ENDED JUNE 30, 1999

         Revenues. Revenues for the three-month period ended June 30, 2000 increased to approximately $86.4 million, which is $31.6 million, or 57.7%, over the prior comparable period's revenues of $54.8 million. Such increase was almost solely attributable to the revenues of our Automotive division, which were approximately $85.9 million for the 2000 quarter, an increase of almost $31.5 million, or 57.7%, over the prior year's comparable quarter's revenue of $54.4 million. Of this increase, approximately $5.0 million relates to revenues generated by Compass Lincoln Mercury, a dealership we acquired in September 1999. The primary reasons for the significant growth in revenues were both increased unit sales and increased average sales price per unit. New car unit sales increased by 344 units in the second quarter of 2000 from 1,108 units in the second quarter of 1999, while used car unit sales increased 2,225 units in the 2000 second quarter over 1,837 units, retail and wholesale, in the prior year's comparable quarter. Management believes that the increase in unit sales is primarily attributable to our Automotive division's successful efforts in selling used vehicles at its expansive facility in Long Island City, New York and, to a lesser extent, at its Compass location in Northern, New Jersey. An average of more than 1,300 used vehicles, retail and wholesale, were sold during each of the months in the 2000 period. Major Auto's sales efforts included extensive Internet promotions, local advertising in all media and the branding of its used car operation as "Major World." Management believes that market acceptance of its Major World brand was a strong contributor to the 2000 sales volume performance. Additionally, the average sales price per vehicle increased by almost $1,500 for new vehicles sold and decreased for used vehicles increased by $3,100 in the 2000 period compared with the 1999 period. This increase in volume in used vehicles with lower average sales prices is reflective of our successful efforts in obtaining non-recourse financing for potential buyers who were having difficulty in obtaining financing elsewhere.

         Cost of sales. The cost of sales increase of $25.9 million, or 55.5%, to $72.6 million in the second quarter of 2000 from $46.7 million for the three months ended June 30, 1999 is almost solely attributable to our Automotive division's operations, which had a cost of sales of $72.3 million in the current period, compared with $46.4 million in the 1999 period, an increase of $25.9 million, or 56.0%. This increase is consistent with the increased sales volume in terms of units and also with the respective increases and decreases in the average selling prices of new and used vehicles.

         Gross profit. Of the total gross profit of almost $13.8 million for the three months ended June 30,

2000, our Automotive division generated approximately $13.6 million, of which Compass Lincoln Mercury generated almost $1.2 million. In the second quarter of 1999, gross profit for our Automotive division was approximately $8.1 million. This increase in gross profit was attributable to (i) the increase in units sold; (ii) the increase in gross profit as a percentage of sales for our Automotive division as a whole during the 2000 second quarter, which was 15.7%, compared with 14.8% in the comparable 1999 period; and (iii) the change in revenue percentage mix. Revenues went from 47.7% of total revenues generated by new vehicle sales and 47.9% generated by used vehicles sales in the second quarter of 1999 to 42.9% of total revenues generated by new vehicle sales and 53.4% generated by used vehicle sales in the second quarter of 2000.

         Selling, general and development expenses. In the three months ended June 30, 2000, S, G & D expenses increased approximately $5.1 million to approximately $12.5 million, from $7.4 million. Approximately $3.0 million of this increase is attributable to our Automotive division, the S, G & D of which aggregated $9.9 million in the second quarter of 2000, compared with $6.8 million in the comparable prior period, an increase of 45.6%. This increase is primarily attributable to the costs associated with increased sales efforts and results, principally, advertising and compensation. S, G & D attributable to our Technology division increased approximately $2.0 million to $2.6 million, or 285%, from almost $700,000 in the prior comparable quarter, primarily as a result of IG2 Inc.'s development activities.

         Interest expense. Net interest expense had a net increase of approximately $178,000 to $612,000 in the second quarter of 2000 from interest expense of $434,000 incurred in the comparable prior period. This is primarily related to the increase in floor plan interest based on the higher levels of our Automotive division's inventories and higher interest rates during the second quarter of 2000, offset by approximately $119,000 in interest income, as compared with the second quarter of 1999.

         Compensation expense to former executive. Pursuant to a separation and release agreement with our former President and Chief Executive Officer, Doron Cohen, we charged $251,000 to compensation expense in the second quarter. This agreement provides for potential periodic payments and potential forgiveness of indebtedness, which, under certain circumstances, could aggregate approximately $1.7 million over five years. In order to receive such potential payments and potential reduction of indebtedness, Mr. Cohen must comply with various restrictions relating to, among other things, competition, solicitation and voting. We are currently in the process of obtaining an independent valuation of such restrictive covenants and we will adjust, in the third quarter of 2000, if necessary, the carrying value of Mr. Cohen's note receivable in conformity with such valuation. The current carrying value of the note receivable is approximately $1.05 million. It is anticipated that the balance of the cash amounts to be paid to Mr. Cohen, will be charged ratably as earned over the compliance period.

ASSETS, LIQUIDITY AND CAPITAL RESOURCES - JUNE 30, 2000

         At June 30, 2000, our total assets were almost $104 million, an increase of approximately $35 million from December 31, 1999. This aggregate increase is primarily related to the increases in our accounts receivable of $7 million, inventories of $17 million, excess of costs over net assets acquired of $8 million and other current assets of $4 million. The increases in accounts receivable and inventories are directly attributable to the increased sales volume in our Automotive division and the increase in goodwill relates to acquisitions in the first half of 2000.

         The Company's primary source of liquidity for the six months ended June 30, 2000 was $4,825,947 from its financing activities. This was the net effect of $5,431,174 of net proceeds from the private placement and the exercise of warrants for our common stock, as offset by purchases of treasury stock for $239,929 and payments of outstanding debt of $365,298.

         Cash used in operating activities was $4,279,174. This was the result of cash generated through our income of $1,505,937, comprised of our net income of $482,619 and non-cash charges of $1,023,318, and total additions to liabilities of $21,656,963 (primarily from increases in floor plan notes payable, accounts payable and accrued expenses aggregating $18,530,658; 1,537,246 and $1,354,288, respectively) as more than offset an increase in total assets of $27,442,074 (primarily from increases in accounts receivable of $7,087,785, inventories of $16,602,682 and other assets of $4,215,552). The increases in assets and liabilities were significantly attributable to the large volume of sales in the first half of 2000.

         The net use of cash from operating activities of $4,279,174 was further increased by the cash used in investing activities of $415,860 for the net additions to property and equipment.

         The foregoing activities, i.e. financing, operating and investing, plus an exchange rate cash effect increase of $2,688, resulted in a net cash increase of $133,601 for the six months ended June 30, 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

FOREIGN CURRENCY RISK

         Although we develop technology products in the United States, Canada and Israel, substantially all our revenues come from sales of vehicles in the Unites States. Consequently, foreign sales constitute a minimal amount of our revenues. Even so, our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because substantially all our revenues are currently denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Due to the nature of our investments and operations, we believe that there is not a material risk exposure.

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

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         A class action under the federal securities laws was commenced on Against 8, 2000 against us and certain of our present and former officers and directors. The action is brought on behalf of a class consisting of all persons who purchased our common stock in the open market between November 15, 1999 and April 12, 2000 and have suffered damages thereby.

         We believe that the allegations in the complaint are wholly without merit and intend to vigorously defend against the action. We further believe that this action is an outgrowth of the decline in valuations of certain technology sectors since April of this year and various false and defamatory messages concerning us that have appeared on Internet message boards during the past several months.

         Additionally, we are not engaged in any other significant litigation other than as previously reported.

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 10.77     Separation and Release Agreement with Doron Cohen

Exhibit 27.       Financial Data Schedule

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FIDELITY HOLDINGS, INC.


Date: August 21, 2000                   /s/ Bruce Bendell
                                        -------------------------------------
                                            Bruce Bendell
                                            Chairman of the Board and Chief
                                              Executive Officer


                                        /s/ Richard L. Feinstein
                                        -------------------------------------
                                            Richard L. Feinstein
                                            Senior Vice President-Finance and
                                              Chief Financial Officer