Form 10-Q
period 2000-09-30
FIDELITY HOLDINGS INC
filed 2000-11-20
CIK 1009779

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2000 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ____________________

Commission File Number: 0-29182


                             FIDELITY HOLDINGS, INC.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

                           Nevada                   11-3292094
              --------------------------------- ------------------
                   (State or other jurisdiction (IRS Employer
              of incorporation or organization) Identification No.)

                       80-02 Kew Gardens Road, Suite 5000
                           Kew Gardens, New York 11415
                           ---------------------------
                    (Address of principal executive offices)

                                 (718) 520-6500
                                 --------------
                            Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court. Yes     No
                                               ----   ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of the registrant's common stock outstanding as of November 17, 2000 was 26,148,699 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     FIDELITY HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                               September 30,       December 31,
                                                                                   2000                1999
ASSETS                                                                          (unaudited)
Current Assets
Cash and cash equivalents                                                      $  1,879,015        $  6,625,454
Net investment in direct financing leases, current                                  344,163             368,347
Accounts receivable, net                                                         12,766,354           7,910,398
Inventories                                                                      44,318,010          24,552,804
Other current assets                                                              4,346,354             901,286
Assets held for Sale                                                              2,000,000           8,366,908
                                                                               ------------        ------------
          Total current assets                                                   65,653,896          48,725,197

Net investment in direct financing leases,
    net of current portion                                                          143,224             508,084
Property and equipment, net                                                       8,282,310           5,163,363
Excess of costs over net assets acquired                                         14,075,626           7,758,718
Notes receivable - officer                                                          350,608             517,783
Other assets                                                                      1,669,518           4,591,638
                                                                               ------------        ------------

          Total assets                                                         $ 90,175,182        $ 67,264,783
                                                                               ============        ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes payable - floor plan                                                     $ 41,412,036        $ 21,661,654
Accounts payable                                                                  9,889,902           6,655,560
Accrued expenses                                                                  3,628,257           1,571,112
Current maturities of long-term debt                                                285,729             466,067
Customer deposits                                                                 1,211,677             622,861
                                                                               ------------        ------------
          Total current liabilities                                              56,427,601          30,977,254

Long-term debt, less current maturities                                           8,615,262           7,672,719

Due to employees                                                                    410,500                   0
Minority interest                                                                   194,017             193,686
Other                                                                                     0              58,443
                                                                               ------------        ------------
           Total liabilities                                                     65,647,380          38,902,102
                                                                               ------------        ------------

Commitments
Stockholders' equity
        Preferred stock, $.01 par value- 2,000,000 shares
           authorized; 500,000 shares issued and outstanding                          5,000               5,000
        Common stock, $.01 par value- 50,000,000 shares
           authorized; 26,148,698 and 24,029,694 issued and outstanding
           in 2000 and 1999 respectively                                            261,489             240,298
        Unearned stock based compensation                                        (1,425,093)           (153,100)
       Additional paid in capital                                                39,484,938          30,513,805
       Cumulative translation adjustment                                             (3,814)             (6,204)
       Retained earnings Deficit                                                (12,899,748)         (1,973,538)
       Treasury stock, at cost; 162,417 and 31,470
              shares in 2000 and 1999, respectively                                (894,970)           (263,580)
                                                                               ------------        ------------

                      Total stockholders' equity                                 24,527,802          28,362,681
                                                                               ------------        ------------

                      Total liabilities and stockholders' equity               $ 90,175,182        $ 67,264,783
                                                                               ============        ============

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                         Nine Months Ended September 30,          Three Months Ended September 30,
                                                         -------------------------------          --------------------------------
                                                            2000                 1999                  2000                1999
                                                            ----                 ----                  ----                ----
Revenues:
   Sales                                               $ 244,641,929        $ 151,287,991        $  91,067,546        $  51,014,918
   Cost of sales                                         206,531,567          127,860,092        $  77,422,086           42,693,826
                                                       -------------        -------------        -------------        -------------
               Gross profit                               38,110,362           23,427,899           13,645,460            8,321,092

Operating expenses                                        33,848,068           19,410,329           12,925,418            7,047,100
Interest expense                                           1,745,430            1,284,591              585,105              406,703
                                                       -------------        -------------        -------------        -------------
                  Operating income before income
                          tax expense                      2,516,864            2,732,979              134,937              867,289
Income tax expense                                         1,006,746              507,000            1,006,746              145,000
                                                       -------------        -------------        -------------        -------------
Income from continuing operations                          1,510,118            2,225,979              871,809              722,289
(Loss) from discontinued operations                      (12,436,328)          (2,039,740)         (10,537,020)            (696,151)
                                                       -------------        -------------        -------------        -------------
Net income (loss)                                      $ (10,926,210)       $     186,239        $ (11,408,829)       $      26,138
                                                       =============        =============        =============        =============

Per common share:
    Income from continuing operations:
                  Basic                                $        0.06        $        0.11        $        0.03        $        0.03
                  Diluted                              $        0.06        $        0.09        $        0.03        $        0.03

    (Loss) from discontinued operations:
                  Basic                                $       (0.49)       $       (0.10)       $       (0.41)       $       (0.03)
                  Diluted                              $       (0.49)       $       (0.08)       $       (0.41)       $       (0.03)

    Net income (loss):
                  Basic                                $       (0.43)       $        0.01        $       (0.44)       $        0.00
                  Diluted                              $       (0.43)       $        0.01        $       (0.44)       $        0.00

Average number of shares used in computation
     Basic                                                25,346,234           20,162,231           25,750,156           21,659,063
     Diluted                                              25,346,234           25,334,457           25,750,156           26,831,289

                                     Net cash provided by financing
                                     activities                                 6,229,164           4,773,722
                                                                             ------------        ------------
Effect of exchange rates on cash                                                    2,390                 653
                                                                             ------------        ------------
                                     Net increase in cash and cash
                                     equivalents                               (4,746,439)          4,844,613
Cash and cash equivalent, beginning of period                                   6,625,454             820,832
                                                                             ------------        ------------
Cash and cash equivalent, end of period                                      $  1,879,015        $  5,665,445
                                                                             ============        ============
Supplemental disclosures of cash flow information:
            Cash paid during the year for:
                         Interest                                            $  1,745,430        $  1,284,591
                         Income taxes                                                  --             851,037
            Non cash financing activities:
                         Common stock issued as stock compensation              2,045,255                  --
                         Common Stock issued for services and deposits            209,494                  --


                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited
                               September 30, 2000

1.       Basis of Presentation

         In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company's financial position and its results of operations and cash flows as of the dates and for the periods indicated.

         Certain information and footnote disclosure normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited December 31, 1999 consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 1999. The results of operations for the nine-month and three-month periods are not necessarily indicative of the operating results for the full year.

         Amounts for the nine months and three months ended September 30, 1999 have been reclassified to conform with the September 30, 2000 presentation.

2.       Earnings per Share

         Per-share data and number of shares for 1999 have been adjusted to reflect a 3-for-2 stock split in January 2000.

3.     Discontinued Operations

         On November 3, 2000, the Board of Directors determined to divest the Company's non-automotive operations within the next twelve months. Accordingly, all non-automotive operations have been classified collectively as "Discontinued Operations." Continuing operations are represented by the Company's automotive dealership activities, including its automotive leasing subsidiary, Major Fleet and Leasing, Inc. ("Major Fleet").

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited
                               September 30, 2000
                                   (continued)

3.     Discontinued Operations (continued)

         The loss from discontinued operations is comprised of the following:

                                                               Nine Months Ended                       Three Months Ended
                                                                 September 30,                            September 30,
                                                                 -------------                            -------------
                                                            2000                1999                2000                1999
                                                            ----                ----                ----                ----
Loss from discontinued operations (net of income
   tax benefit of $1,699,378 )                          $ (2,549,068)       $ (2,039,740)       $   (649,760)       $   (696,151)

Estimated non-cash loss from disposition of dis-
  continued operations (net of income tax benefit
  of $1,700,000)                                          (9,647,260)                 --          (9,647,260)                 --

Provision for estimated operating losses during
     Period of disposition (net of income tax
     benefit of $160,000)                                   (240,000)                 --            (240,000)                 --
                                                        ------------        ------------        ------------        ------------

                       Total                            $(12,436,328)       $ (2,039,740)       $(10,537,020)       $   (696,151)
                                                        ============        ============        ============        ============

         Assets Held for Sale included on the Company's balance sheet at September 30, 2000 represents the estimated net realizable value of the Company's discontinued operations.

4.       Separation Agreement With Former Executive

         On August 8, 2000, Doron Cohen, former President, CEO and a Director of the Company, signed a Separation and Release Agreement (the "Agreement"). Assuming compliance with its provisions, the Agreement provides for periodic payments to and a forgiveness of indebtedness from Mr. Cohen in an aggregate amount of $1,710,067. The total amount of the payments is $662,000 and the potential forgiveness of Mr. Cohen's indebtedness to the Company aggregates $1,048,067. Based on the report of an independent appraiser, the Company has recorded a deferred charge of $840,000 as the value of the non-compete and other provisions of the Agreement, which relates to continuing operations of the Company. This amount is being amortized over twenty-four months starting August 2000. Accordingly, $70,000, representing two months of amortization, has been charged in the period ended September 30, 2000.

         Additionally, the Company has accrued the liability for the remaining payments due to Mr. Cohen and has provided a valuation allowance for the difference between the loan receivable from Mr. Cohen and the aggregate amount of the deferred charge. Accordingly, the Company has expensed a total of $870,067 ($250,000 of which was accrued in the second quarter of 2000), representing the difference between the aggregate potential of payments and forgiveness provided for in the Agreement and the valuation amount determined by the independent appraiser. This expense is directly attributable to the value of Mr. Cohen's non-compete provisions related to the Company's technology operations. As such, it has been included in the Estimated Loss from Discontinued Operations.

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

The Company

         On May 14, 1998, Fidelity Holdings, Inc., a holding company involved in the acquisition and development of synergistic technological and telecommunications businesses and the regional consolidation of the retail automotive industry, acquired, from a related party, the Major Automotive Group of dealerships ("Major Auto") and related real property and leases. We have historically operated in two divisions: Automotive and Technology.

         On November 3, 2000, our Board of Directors determined to sell our non-automotive operations, including our Technology division, by the most appropriate economically viable means, in order to maximize shareholders' value from those operations and to maintain the Company's focus on the regional consolidation of retail automotive dealerships. Accordingly, all non-automotive operations have been classified collectively as "Discontinued Operations." Continuing operations are represented by our automotive dealerships activities, including our Major Auto subsidiary and other dealerships, as well as our automotive leasing subsidiary, Major Fleet and Leasing, Inc. ("Major Fleet").

RESULTS OF CONTINUING OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000 AND NINE MONTHS ENDED SEPTEMBER 30, 1999

         Revenues. Revenues for the nine-month period ended September 30, 2000 increased to approximately $244.6 million, which is $93.4 million, or 61.7%, more than the prior comparable period's revenues of $151.3 million. Such increase was almost solely attributable to the revenues of our automotive dealership operations, which were approximately $244.3 million for the 2000 first nine months, an increase of $93.6 million, or 62.1%, over the prior year's comparable first-three quarter's revenue of $150.7 million. Of this increase, approximately $33.8 million relates to revenues generated by four dealerships we acquired between September 1999 and September 2000. The other primary reasons for the significant growth in revenues were both increased unit sales and increased average sales price per unit. New car unit sales increased by 1,416 units, or 50.2% in the first nine months of 2000 from the comparable period of 1999, while used car unit sales increased 2,644 units, or 41.5%, in the 2000 nine-month period over the same period in the prior year. On a same-store basis, the increase in new vehicles sold was 631, or 22.4%, used vehicles sold increased by 1,509 units or 23.7%. Management believes that the increase in unit sales is primarily attributable to our automotive dealership operations' successful efforts in selling used vehicles at its expansive facility in Long Island City, New York and to a lesser extent the development of its used vehicle operation in Northern New Jersey. An average of 1,000 used vehicles, retail and wholesale, were sold during each of the months in the 2000 period, compared with an average of 700 used vehicles per month during the prior comparable period. Our automotive dealership operations' sales efforts included extensive Internet promotions, local advertising in all media and the branding of its used car operation as "Major World." Management believes that market acceptance of its Major World brand was a strong contributor to the 2000 sales volume performance. Additionally, the average sales price per vehicle, for new vehicles, increased by approximately $1,100 per vehicle. The average sales price for used vehicles increased by approximately $2,900 in the 2000 period compared with the 1999 period. Combined with the significant increase in used vehicle sales volume, this generated a net increase in used vehicle sales revenue of 75.3%. This change in volume and average selling price in used vehicles is reflective of our successful efforts in obtaining non-recourse financing for prospective buyers who may have had difficulties obtaining financing elsewhere and also selling higher priced luxury quality used cars.

         Cost of sales. The cost of sales increase of $78.7 million, or 61.5%, to $206.5 million in the nine-month period of 2000 from $127.8 million for the nine months ended September 30, 1999, is solely attributable to our automotive dealership operations. The percentage increase is less than the increased sales volume percentage and reflects an increase of almost $1,300 in the average cost of new vehicles and an increase of more than $2,200 in the average unit cost of used vehicles.

         Gross profit. Our automotive dealership operations generated almost all of the total gross profit of $38.1 million for the nine months ended September 30, 2000. The four dealerships we acquired between September 1999 and September 2000 generated approximately $5.2 million of this total. In the first nine months of 1999, gross profit for our automotive dealership operations was approximately $23.4 million. In addition to the gross profits generated by the acquired dealerships, this increase of $14.7 million, or 62.7%, in our automotive dealership operations' gross profit was primarily attributable to (i) the increase in units sold and (ii) the change in revenue percentage mix. Revenues went from 44.1% of total revenues generated by new vehicle sales and 51.0% generated by used vehicles sales in the first nine months of 1999 to 41.9% of total revenues generated by new vehicle sales and 54.1% generated by used vehicle sales in the 2000 comparable period.

         Selling, general and administrative expenses. In the nine months ended September 30, 2000, selling, general and administrative expenses ("S, G & A") increased approximately $14.4 million to approximately $33.8 million, from $19.4 million in the comparable 1999 period. This increase is primarily attributable to the costs associated with increased sales efforts and results, principally, advertising and compensation.

         Interest expense. Interest expense had a net increase of approximately $460,000 to more than $1.7 million in the first nine months of 2000 from interest expense of $1.3 million incurred in the comparable prior period. This is primarily related to the increase in floor plan interest based on the higher levels of automotive dealership operation's inventories and higher interest rates during the first three quarters of 2000 as compared with the same period in 1999.

         Discontinued operations. The non-automotive components of our business that our Board of Directors has determined to divest have generated a substantial loss. The aggregate amount of such loss from discontinued operations, net of taxes, in the first three quarters of 2000 was approximately $(12.4 million) compared with a loss from discontinued operations of $(2.0 million) in the comparable 1999 period. Such loss includes, net of taxes, the actual operating costs of those operations of approximately $(2.5 million), plus a one-time, non-cash, charge of approximately $(9.7 million) to write-down the assets associated with those operations to their estimated net realizable value and a charge of $(240,000) to accrue an estimate of operating and other costs to be incurred until the divestiture has been completed.

RESULTS OF CONTINUING OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000 AND THREE MONTHS ENDED SEPTEMBER 30, 1999

         Revenues. Revenues for the three-month period ended September 30, 2000 increased to approximately $91.0 million, which is $40.0 million, or 78.5%, more than the prior comparable period's revenues of $51.0 million. Such increase was solely attributable to the revenues of our automotive dealership operations. Of this increase, approximately $19.4 million relates to revenues generated by four dealerships we acquired between September 1999 and September 2000. The primary reasons for the significant growth in revenues were both increased unit sales and increased average sales price per unit. New vehicle sales increased by 947 units in the third quarter of 2000 from 858 units in the third quarter of 1999, while used vehicle sales increased 480 units in the 2000 third quarter over 2,863 units, retail and wholesale, in the prior year's comparable quarter. Management believes that the increase in new and used vehicle unit sales in this quarter is significantly attributable sales by the acquired dealerships in New Jersey and Hempstead, Long Island and to our successful efforts in selling used vehicles at our expansive facility in Long Island City, New York. An average of more than 1,100 used vehicles, retail and wholesale, were sold during each of the months in the 2000 period. Major Auto's sales efforts included extensive Internet promotions, local advertising in all media and the branding of its used car operation as "Major World." Management believes that market acceptance of its Major World brand was a strong contributor to the 2000 sales volume performance.

         Cost of sales. The cost of sales increase of $34.7 million, or 81.3%, to $77.4 million in the third quarter of 2000 from $42.7 million for the three months ended September 30, 1999 is solely attributable to our automotive dealership operations. This increase is consistent with the increased sales volume in terms of units and also with the respective increases and decreases in the average selling prices of new and used vehicles.

         Gross profit. Our automotive dealership operations generated the total gross profit of $13.6 million for the three months ended September 30, 2000, an increase of $5.3 million, or 64.0%, from gross profits of $8.3 in the prior comparable quarter. The four dealerships we acquired between September 1999 and September 2000 generated approximately $2.8 million of this increase. In addition to the results of the acquired dealerships, the increase in gross profit was primarily attributable to the increase in units sold.

         Selling, general and administrative expenses. In the three months ended September 30, 2000, S, G & A expenses increased approximately $3.7 million to approximately $10.7 million, from $7.0 million. Almost all of this increase is attributable to our automotive dealership operations. This increase is primarily attributable to the costs associated with increased sales efforts and results, principally, advertising and compensation.

         Interest expense. Net interest expense had a net increase of approximately $210,000 to $617,000 in the third quarter of 2000 from interest expense of $407,000 incurred in the comparable prior period. This is primarily related to the increase in floor plan interest based on the higher levels of our automotive dealership operations' inventories and higher interest rates during the third quarter of 2000.

         Discontinued operations. The Company experienced a loss from discontinued operations in the third quarter of 2000 of $(10.5 million) compared with a loss of $(696,000) in discontinued operations in the comparable prior period. This increase in loss of approximately $9.8 million is primarily the result of a one-time, non-cash, charge of approximately $(9.7 million) to write-down the assets associated with those operations to their estimated net realizable value and a charge of $(240,000) to accrue an estimate of operating and other costs to be incurred until such operations are fully divested.

ASSETS, LIQUIDITY AND CAPITAL RESOURCES - SEPTEMBER 30, 2000

         At September 30, 2000, our total assets were almost $90.2 million, an increase of approximately $22.9 million from December 31, 1999. This aggregate increase is primarily related to the increases in our accounts receivable of $4.9 million, inventories of $19.8 million, excess of costs over net assets acquired of $6.3 million, net property and equipment of $3.1 million and other current assets of $3.4 million. These increases are directly attributable to (i) the increased sales volume in our automotive dealership operations and (ii) the assets obtained through the acquisitions in the first nine months of 2000. Significant offsets to these asset increases, is a decrease in cash of $4.7 million, decrease in other assets of $2.9 million and a decrease of $6.4 million in net assets held for sale. This latter category represents the total of assets less related liabilities from the Company's former technology operations, which the Company has discontinued and is seeking to divest in an economically productive manner.

         The Company's primary source of liquidity for the nine months ended September 30, 2000 was $1,238,340 from its financing activities. This was the net effect of $5,815,379 of net proceeds from the private placement and the exercise of warrants for our common stock and increases in due from shareholders pf $167,175 as offset by purchases of treasury stock for $631,390, payments of outstanding debt of $737,795 and redemption of warrants of $3,375,029.

         Cash used in operating activities was $4,382,898. This was the result of net decrease in cash of $9,667,408, cash generated through our net loss of $10,926,210 and non-cash charges of $1,258,802, and total additions to liabilities of $15,731,581 (primarily from increases in floor plan notes payable of $16,197,729), as partially offset by an increase in total assets of $10,447,341 (primarily from increases in accounts receivable of $4,855,956 and inventories of $16,062,553), as offset by decreases held in assets held for sale of $6,366,908 and other assets of $3,326,400. The increases in assets and liabilities were significantly attributable to the large colume of sales in the first nine months of 2000 as well as the acquisitions of automotive dealerships that were comsummated during that period.

         The net of cash from operating activities of $4,382,898 was further increased by the cash used in investing activities of $1,604,271 for the net additions to property and equipment.

         The foregoing activities, i.e. financing, operating and investing, plus an exchange rate cash effect increase of $2,390, resulted in a net cash decrease of $4,746,439 for the nine months ended September 30, 2000.

         We believe that the cash generated from existing operations, together with cash on hand, available credit from its current lenders, including banks and floor planning, will be sufficient to finance our current operations and internal growth for at least the next twenty-four months. However, we will require additional financing in connection with future planned acquisitions of automobile dealerships. There can be no assurance that, for additional growth, such funding will be available. We are exploring financing alternatives with respect to our projected cash requirements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

FOREIGN CURRENCY RISK

         Although we have discontinued our non-automotive operations, until the final disposition of those entities, we will continue to develop technology products in the United States, Canada and Israel. However, substantially all our revenues come from sales of vehicles in the Unites States. Consequently, foreign sales constitute a minimal amount of our revenues. Even so, our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because substantially all our revenues are currently denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Due to the nature of our investments and operations, we believe that there is not a material risk exposure.

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

Exhibit 27        Financial Data Schedule

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         FIDELITY HOLDINGS, INC.


Date: November 20, 2000                  /s/ Bruce Bendell
                                         ----------------------------------
                                         Bruce Bendell
                                         Chairman of the Board and Chief
                                         Executive Officer


                                         /s/ Richard L. Feinstein
                                         ----------------------------------
                                         Richard L. Feinstein
                                         Senior Vice President-Finance and Chief
                                         Financial Officer