Form 10-Q/A
period 2000-09-30
FIDELITY HOLDINGS INC
filed 2000-11-28
CIK 1009779

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of the registrant's common stock outstanding as of November 28, 2000 was 26,148,699 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     FIDELITY HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                      September 30,      December 31,
                                                                          2000               1999
                                                                      (unaudited)
ASSETS
Current Assets
Cash and cash equivalents                                             $  1,879,015       $  6,625,454
Net investment in direct financing leases, current                         344,163            368,347
Accounts receivable, net                                                12,378,313          7,910,398
Inventories                                                             44,318,010         24,552,804
Other current assets                                                       740,017          1,054,386
Assets held for sale                                                     2,000,000          8,366,908
                                                                      ------------       ------------
          Total current assets                                          61,659,518         48,878,297

Net investment in direct financing leases,
    net of current portion                                                 143,224            508,084
Property and equipment, net                                              8,282,310          5,163,363
Deferred income taxes                                                    3,859,378            914,002
Excess of costs over net assets acquired, net                           14,175,626          7,758,718
Notes receivable - officer                                                 350,608            517,783
Other assets                                                             1,669,518          3,677,636
                                                                      ------------       ------------

          Total assets                                                $ 90,140,182       $ 67,417,883
                                                                      ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes payable - floor plan                                            $ 41,412,036       $ 21,661,654
Notes payable - other                                                    4,240,405                 --
Accounts payable                                                         6,301,320          6,655,560
Accrued expenses                                                         3,628,257          1,571,112
Current maturities of long-term debt                                       285,729            466,067
Customer deposits                                                        1,211,677            622,861
                                                                      ------------       ------------
          Total current liabilities                                     57,079,424         30,977,254

Long-term debt, less current maturities                                  8,615,262          7,672,719

Obligations under capital leases                                         2,748,177                 --
Due to employees                                                           410,500                 --
Minority interest                                                          194,017            193,686
Other
                                                                                --             58,443
                                                                      ------------       ------------
           Total liabilities                                            69,047,380         38,902,102
                                                                      ------------       ------------

Commitments
Stockholders' equity
        Preferred stock, $.01 par value- 2,000,000 shares
           authorized; 500,000 shares issued and outstanding                 5,000              5,000
        Common stock, $.01 par value- 50,000,000 shares
           authorized; 26,148,698 and 24,029,694 issued and
           outstanding in 2000 and 1999 respectively                       261,489            240,298
        Unearned stock based compensation                               (1,425,093)                --
       Additional paid in capital                                       40,109,938         30,513,805
       Cumulative translation adjustment                                    (3,814)            (6,204)
       Accumulated deficit                                             (16,959,748)        (1,973,538)
       Treasury stock, at cost; 162,417 and 31,470 shares
              in 2000 and 1999, respectively                              (894,970)          (263,580)
                                                                      ------------       ------------

                      Total stockholders' equity                        21,092,802         28,515,781
                                                                      ------------       ------------

                      Total liabilities and stockholders' equity      $ 90,140,182       $ 67,417,883
                                                                      ============       ============

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                 Nine Months Ended September 30,   Three Months Ended September 30,
                                                                 -------------------------------   --------------------------------
                                                                      2000             1999             2000             1999
                                                                      ----             ----             ----             ----
Revenues:
   Sales                                                          $244,641,929     $151,287,991     $ 91,067,546     $ 51,014,918
   Cost of sales                                                   206,531,567      127,860,092       77,422,086       42,693,826
                                                                  ------------     ------------     ------------     ------------
               Gross profit                                         38,110,362       23,427,899       13,645,460        8,321,092

Operating expenses                                                  34,073,068       19,410,329       13,150,418        7,047,100
Interest expense                                                     1,745,430        1,284,591          585,105          406,703
                                                                  ------------     ------------     ------------     ------------
                  Operating income (loss) from continuing
                          operations before income tax expense       2,291,864        2,732,979          (90,063)         867,289
Income tax expense                                                     906,746          507,000          906,746          145,000
                                                                  ------------     ------------     ------------     ------------
Income (loss) from continuing operations                             1,385,118        2,225,979         (996,809)         722,289
Loss from discontinued operations, net of tax                      (16,371,328)      (2,039,740)     (14,472,020)        (696,151)
                                                                  ------------     ------------     ------------     ------------
Net income (loss)                                                 $(14,986,210)    $    186,239     $(15,468,829)    $     26,138
                                                                  ============     ============     ============     ============

Per common share:
    Income (loss) from continuing operations:
                  Basic                                           $0.06            $0.11           ($0.04)           $0.03
                  Diluted                                         $0.05            $0.09           ($0.04)           $0.03

    Loss from discontinued operations:
                  Basic                                          $(0.65)          ($0.10)          ($0.56)          ($0.03)
                  Diluted                                        $(0.59)          ($0.08)          ($0.56)          ($0.03)

    Net income (loss):
                  Basic                                          $(0.59)           $0.01           ($0.60)           $0.00
                  Diluted                                        $(0.54)           $0.01           ($0.60)           $0.00

Average number of shares used in computation
     Basic                                                          25,346,234       20,162,231       25,750,156       21,659,063
     Diluted                                                        27,718,674       25,334,457       25,750,156       26,831,289

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                           Nine Months Ended September 30,
                                                                          ----------------------------------
                                                                               2000                1999
                                                                               ----                ----
Cash flows from operating activities:
      Net income (loss)                                                   ($ 14,986,210)       $    186,239
Adjustments to reconcile net income (loss) to net cash provided by
            (used in) operating activities:
      Amortization of intangible assets                                         542,353             291,881
      Depreciation                                                              112,552             310,784
      Stock-based compensation                                                  394,403             475,534
      Issuance of common stock in exchange for services                         209,494                  --
      (Increase) decrease in assets:
            Net investment in direct financing leases                           389,044             267,629
            Accounts receivable                                              (4,467,915)         (4,825,919)
            Inventories                                                     (16,062,553)         (3,724,385)
            Customer deposits                                                   388,816             380,209
            Assets held for sale                                              6,366,908                  --
            Other assets                                                      2,973,359          (1,722,919)
      Increase (decrease) in liabilities:
            Accounts payable                                                   (340,591)          4,728,825
            Accrued expenses                                                  1,945,556             211,933
            Floor plan notes payable                                         16,573,004           3,967,254
            Other liabilities                                                   352,388                  --
                                                                           ------------        ------------
                Net cash provided by (used in) operating activities          (5,609,392)            547,065
                                                                           ------------        ------------
Cash flows from investing activities:
      Additions to property and equipment                                      (295,860)           (476,827)
      Business combinations                                                  (1,308,411)                 --
                                                                           ------------        ------------
                Net cash used in investing activities                        (1,604,271)           (476,827)
                                                                           ------------        ------------
Cash flows from financing activities:

      Line of credit                                                                 --            (450,000)
      Proceeds from issuance of short-term debt                                 726,756                  --
      Redemptions of warrants                                                (2,500,000)                 --
      Proceeds from issuance of common stock and exercise of
            warrants, net of expenses                                         5,440,088           5,765,999
      Payment of convertible debentures                                              --          (2,337,500)
      Payments of long-term debt                                               (737,795)           (757,990)
      Proceeds from convertible debentures                                           --           2,750,000
      Purchase of treasury stock                                               (631,390)           (196,787)

      Decrease in notes receivable - officer                                    167,175                  --
                                                                           ------------        ------------
                Net cash provided by financing activities                     2,464,834           4,773,722
                                                                           ------------        ------------
Effect of exchange rates on cash                                                  2,390                 653
                                                                           ------------        ------------
                Net increase (decrease) in cash and cash equivalents         (4,746,439)          4,844,613
Cash and cash equivalent, beginning of period                                 6,625,454             820,832
                                                                           ------------        ------------
Cash and cash equivalent, end of period                                    $  1,879,015        $  5,665,445
                                                                           ============        ============
Supplemental disclosures of cash flow information:
      Cash paid during the year for:
            Interest                                                       $  1,745,430        $  1,284,591
            Income taxes                                                             --             851,037
      Non cash financing activities:
            Notes issued for redemption of warrants                           3,500,000                  --
            Common stock issued as stock compensation                         2,045,255                  --
            Common stock issued for services and deposits                       209,494                  --
            Capital lease obligations                                         2,748,000                  --

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                  For the Nine Months Ended September 30, 2000

                                                       Preferred Stock       Common Stock
                                                       ($.01 par value)    ($.01 par value)      Additional      Accumulated
                                                       ----------------    ----------------
                                                       Shares   Amount     Shares     Amount   Paid in Capital     Deficit
                                                       ------   ------     ------     ------   ---------------     -------
Balance, January 1, 2000                               500,000  $5,000   24,029,694  $240,298   $ 30,513,805    $ (1,973,538)

Net loss                                                                                                         (14,986,210)
Currency translation adjustment

Issuance of common stock for:
     Services                                                                21,770       218        209,276
     Business combinations                                                  678,102     6,781      8,106,466
     Stock-based compensation,
          net of deferred amounts                                           134,230     1,342      1,849,233

Issuance of common stock in connection
     with private placements and exercise of warrants                       891,315     8,914      5,431,174

Redemption of warrants in connection
     with private placements                                                393,587     3,936     (6,000,016)

Purchase of treasury stock
                                                       -------  ------   ----------  --------   ------------    ------------

Balance, September 30, 2000 (unaudited)                500,000  $5,000   26,148,698  $261,489   $ 40,109,938    $(16,959,748)
                                                       =======  ======   ==========  ========   ============    ============

                                                        Currency      Unearned      Treasury Stock,
                                                       Translation  Stock-Based         at Cost
                                                                                    ---------------
                                                       Adjustment   Compensation  Shares     Amount        Total
                                                       ----------   ------------  ------     ------        -----
Balance, January 1, 2000                                $ (6,204)   $        --    31,470  $(263,580)  $ 28,515,781

Net loss                                                                                                (14,986,210)
Currency translation adjustment                            2,390                                              2,390

Issuance of common stock for:
     Services                                                                                               209,494
     Business combinations                                                                                8,113,247
     Stock-based compensation,
          net of deferred amounts                                    (1,425,093)                            425,482

Issuance of common stock in connection
     with private placements and exercise of warrants                                                     5,440,088

Redemption of warrants in connection
     with private placements                                                                             (5,996,080)

Purchase of treasury stock                                                        130,947   (631,390)      (631,390)
                                                        --------    -----------   -------  ---------   ------------

Balance, September 30, 2000 (unaudited)                 $ (3,814)   $(1,425,093)  162,417  $(894,970)  $ 21,092,802
                                                        ========    ===========   =======  =========   ============

                    FIDELITY HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                               September 30, 2000

1.       Basis of Presentation

         In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company's financial position and its results of operations and cash flows as of the dates and for the periods indicated.

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

3.       Discontinued Operations

On November 3, 2000, the Board of Directors determined to sell the Company's non-automotive operations within the next twelve months. Accordingly, all non-automotive operations have been classified collectively as "Discontinued Operations." Continuing operations are represented by the Company's automotive dealership activities, including its automotive leasing subsidiary, Major Fleet and Leasing, Inc. ("Major Fleet").

     The loss from discontinued operations is comprised of the following:

                                                               Nine Months Ended                      Three Months Ended
                                                                 September 30,                           September 30,
                                                                 -------------                           -------------
                                                           2000                1999                2000                1999
                                                       ------------        ------------        ------------        ------------
Loss from discontinued operations
    (net of income tax benefit of $2,399,378
    and $0 in 2000 and 1999, respectively)             $ (4,384,068)       $ (2,039,740)       $ (2,484,740)       $   (696,151)

Estimated loss from disposition of discon-
    tinued operations (net of income tax benefit
    of $1,300,000)                                      (11,747,260)                 --         (11,747,260)                 --

Provision for estimated operating losses during period of disposition (net of income tax

    benefit of $160,000)                                   (240,000)                 --            (240,000)                 --
                                                       ------------        ------------        ------------        ------------

Total                                                  $(16,371,328)       $ (2,039,740)       $(14,472,000)       $   (696,151)
                                                       ============        ============        ============        ============

         Assets Held for Sale included on the Company's balance sheet at September 30, 2000 represents the estimated net value of the Company's discontinued operations to be realized upon their sale.

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

5.       Stockholders' Equity

         In connection with the private placements of the Company's common stock in December 1999 and February 2000 and pursuant to the terms of the agreement, the Company redeemed all outstanding adjustable warrants held by institutional investors. The Company had the option of issuing shares of its common stock to the investors for the aggregate amount due (as defined in the agreement) or of issuing a minimum number of shares with the balance payable in cash. The Company issued the minimum 393,587 shares and agreed to pay a total of $6 million in cash. The Company paid $2,500,000 of this amount and issued notes payable for the balance of $3,500,000, which are due in periodic installments of varying amounts through June 20, 2001.

         In connection with the acquisition of Mazda of Hempstead in the second quarter of 2000 and pursuant to the terms of the purchase agreement, the Company purchased 18,947 shares of common stock previously issued to the seller for an aggregate amount of $359,993.

6.       Business Combinations

         On September 7, 2000, the Company acquired substantially all of the assets of the Hempstead Nissan automobile dealership, a full-service retail new and used vehicle dealership based on Long Island in New York, for approximately $6.9 million, which included assumption of certain liabilities. The purchase price was allocated to the assets acquired based on their estimated fair values and $5.0 million was allocated to inventories and property and equipment. The excess of purchase price over the fair market value of net assets acquired (goodwill) was approximately $1.8 million and is being amortized over 15 years. The cash portion of the acquisition was financed through available cash and borrowings from the Company's line of credit. During August 2000, the Company also acquired the assets of Compass Dodge, an automobile dealership located in New Jersey for approximately $100,000 cash and 12,500 shares of the Company's common stock. The acquisitions were accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated condensed statement of operations does not include any revenues or expenses related to these acquisitions prior to their closing dates. The acquired companies' operations to date have not been significant and, therefore, pro forma financial information has not been presented.

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

RESULTS OF CONTINUING OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000 AND NINE MONTHS ENDED SEPTEMBER 30, 1999

         Revenues. Revenues for the nine-month period ended September 30, 2000 increased to approximately $244.6 million, which is $93.4 million, or 61.7%, more than the prior comparable period's revenues of $151.3 million. Such increase was almost solely attributable to the revenues of our automotive dealership operations, which were approximately $244.3 million for the 2000 first nine months, an increase of $93.6 million, or 62.1%, over the prior year's comparable first-three quarter's revenue of $150.7 million. Of this increase, approximately $33.8 million relates to revenues generated by four dealerships we acquired between September 1999 and September 2000. The other primary reasons for the significant growth in revenues were both increased unit sales and increased average sales price per unit. New car unit sales increased by 1,416 units, or 50.2% in the first nine months of 2000 from the comparable period of 1999, while used car unit sales increased 2,644 units, or 41.5%, in the 2000 nine-month period over the same period in the prior year. On a same-store basis, the increase in new vehicles sold was 631, or 22.4%, used vehicles sold increased by 1,509 units or 23.7%. Management believes that the increase in unit sales is primarily attributable to our automotive dealership operations' successful efforts in selling used vehicles at its expansive facility in Long Island City, New York and to a lesser extent the development of its used vehicle operation in Northern New Jersey. An average of 1,000 used vehicles, retail and wholesale, were sold during each of the months in the 2000 period, compared with an average of 700 used vehicles per month during the prior comparable period. Our automotive dealership operations' sales efforts included extensive Internet promotions, local advertising in all media and the branding of its used car operation as "Major World." Management believes that market acceptance of its Major World brand was a strong contributor to the 2000 sales volume performance. Additionally, the average sales price per vehicle, for new vehicles, increased by approximately $1,100, per vehicle. The average sales price for used vehicles increased by approximately $2,900 in the 2000 period compared with the 1999 period. Combined with the significant increase in used vehicle sales volume, this generated a net increase in used vehicle sales revenue of 75.3%. This change in volume and average selling price in used vehicles is reflective of our successful efforts in obtaining non-recourse financing for prospective buyers who may have had difficulties obtaining financing elsewhere and also selling higher priced luxury quality used cars.

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

         Operating expenses. In the nine months ended September 30, 2000, operating expenses increased approximately $14.7 million to approximately $34.1 million, from $19.4 million in the comparable 1999 period. This increase is primarily attributable to the costs associated with increased sales efforts and results, principally, advertising and compensation.

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

         Income tax expense. Income tax expense of approximately $900,000 for the nine months ended September 30, 2000 was calculated on pre-tax income from continuing operations based on the Company's current effective tax rate of approximately 40%. The taxes provided in the corresponding period in the prior year of approximately $500,000, reflect the Company's effective tax rate at that time. With the disaggregation of the Company's operations into its continuing and discontinued components, the Company has provided in this quarter for tax expense on the pre-tax income from its continuing operations for the nine-month period and recorded a tax benefit of approximately $3.9 million in total, in connection with its discontinued operations.

         Discontinued operations. The non-automotive components of our business that our Board of Directors has determined to divest have generated a substantial loss. The aggregate amount of such loss from discontinued operations, net of taxes, in the first three quarters of 2000 was approximately $16.4 million, compared with a loss from discontinued operations of $2.0 million in the comparable 1999 period. Such loss includes, net of taxes, the actual operating costs of those operations of approximately $4.4 million, plus a one-time, non-cash, charge of approximately $11.7 million to write-down the assets associated with those operations to their estimated net realizable value and a charge of $240,000 to accrue an estimate of operating and other costs to be incurred until the divestiture has been completed.

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

         Operating expenses. In the three months ended September 30, 2000, operating expenses increased approximately $6.1 million to approximately $13.1 million, from $7.0 million. Almost all of this increase is attributable to our automotive dealership operations. This increase is primarily attributable to the costs associated with increased sales efforts and results, principally, advertising and compensation.

         Interest expense. Net interest expense had a net increase of approximately $178,000 to $585,000 in the third quarter of 2000 from interest expense of $407,000 incurred in the comparable prior period. This is primarily related to the increase in floor plan interest based on the higher levels of our automotive dealership operations' inventories and higher interest rates during the third quarter of 2000.

         Income tax expense. Income tax expense related to continuing operations in the third quarter of 2000 of approximately $900,000 is disproportionately large due to the discontinuance of operations in that quarter. No taxes were accrued during the year 2000 prior to this quarter inasmuch as for the Company as a whole net income was insignificant. With the disaggregation of operations into its continuing and discontinued components, the Company has provided in the current quarter for tax expense on the pre-tax income from its continuing operations for the entire nine-month period and recorded a tax benefit of approximately $3.9 million in total, in connection with its discontinued operations.

         Discontinued operations. The Company experienced a loss from discontinued operations in the third quarter of 2000 of $14.4 million, compared with a loss of $696,000 in discontinued operations in the comparable prior period. This increase in loss of approximately $11.7 million is primarily the result of a one-time, non-cash, charge of approximately $11.7 million to write-down the assets associated with those operations to their estimated net realizable value.

ASSETS, LIQUIDITY AND CAPITAL RESOURCES - SEPTEMBER 30, 2000

         At September 30, 2000, our total assets were $90.2 million, an increase of approximately $22.7 million from December 31, 1999. This aggregate increase is primarily related to the increases in our accounts receivable of $4.5 million, inventories of $19.8 million, excess of costs over net assets acquired of $6.4 million, net property and equipment of $3.1 million and deferred taxes of approximately $2.9 million. Except for the deferred tax amount, these increases are directly attributable to (i) the increased sales volume in our automotive dealership operations and (ii) the assets obtained through the acquisitions in the first nine months of 2000. The deferred taxes increased as a result of the tax effects of the loss from discontinued operations. Significant offsets to these asset increases, include a decrease in cash of $4.7 million, a decrease in other assets of $2.0 million and a decrease of $6.4 million in net assets held for sale. This latter category represents the total of assets less related liabilities from the Company's former technology operations, which the Company has discontinued and is seeking to divest in an economically productive manner.

         The Company's primary source of liquidity for the nine months ended September 30, 2000 was $2,464,834 from its financing activities. This was the net effect of $5,440,088 of net proceeds from the private placement and the exercise of warrants for our common stock, $726,756 of proceeds from the incurrence of short-term debt and decreases in notes receivable - officer of $167,175, as offset by a redemption of warrants for $2,500,000, purchases of treasury stock for $631,390 and payments of outstanding debt of $737,795.

         Cash used in operating activities was $5,609,392. This was the result of cash used through our loss of $13,727,408, comprised of our net loss of $14,986,210 less non-cash charges of $1,258,802, and net increase in assets of $10,412,341 (primarily from increases in accounts receivable of $4,467,915; inventories of $16,062,553, less decreases in assets held for sale of $6,366,908 and other assets of $2,973,359) partially offset by net additions to liabilities of $10,412,341 (primarily from increases in floor plan notes payable of $16,573,004 and accrued expenses of $1,945,556). The increases in assets and liabilities were significantly attributable to the large volume of sales in the first nine months of 2000, as well as the acquisitions of automotive dealerships that were consummated during that period.

         The net use of cash from operating activities of $5,609,392 was further increased by the cash used in investing activities of $1,604,271 for the net additions to property and equipment and business combinations.

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


                                               FIDELITY HOLDINGS, INC.


Date: November 28, 2000                        /s/ Bruce Bendell
                                               Bruce Bendell
                                               Chairman of the Board and
                                               Chief Executive Officer


                                               /s/ Richard L. Feinstein
                                               Richard L. Feinstein
                                               Senior Vice President-Finance and
                                               Chief Financial Officer