Form 10-K
period 2000-12-31
FIDELITY HOLDINGS INC
filed 2001-04-17
CIK 1009779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                        COMMISSION FILE NUMBER: 0-29182


                             FIDELITY HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                       NEVADA                                    11-3292094

                    (State or other jurisdiction of            (I.R.S. Employer
                     incorporation or organization)           Identification No.)

         80-02 KEW GARDENS ROAD, SUITE 5000, KEW GARDENS, NEW YORK 11415

          (Address, including Zip Code, of principal executive offices) Registrant's telephone number, including area code: (718) 520-6500

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $0.01 PAR VALUE

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of April 10, 2001, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price for the registrant's common stock, as reported by the Nasdaq National Market was approximately $5,872,040 calculated by excluding shares owned beneficially by directors and officers).

As of April 10, 2001, there were 25,184,699 shares of the registrant's common stock outstanding.

                                     PART I

ITEM 1.        BUSINESS

        The statements which are not historical facts contained in this Annual Report are forward looking statements that involve risks and uncertainties, including, but not limited to, possible delays in our expansion efforts, changes in the automotive market, government regulation, the nature of possible supplier or customer arrangements which may become available to us in the future, uncollectible accounts receivable, slow moving inventory, ability to dispose of discontinued operations, lack of adequate financing, increased competition and unfavorable general economic conditions. Our actual results may differ materially from the results discussed in any forward-looking statement.

        Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

THE COMPANY

GENERAL

        Fidelity Holdings, Inc. (d/b/a The Major Automotive Companies) ("we," "us," "our" or the "Company") was incorporated in Nevada on November 7, 1995. We historically have operated as a holding company and, accordingly, we derive our revenues solely from our operating subsidiaries. Our first full year of operations was 1996. Unless otherwise indicated, all references to the "Company," "we," "us," and "our" include reference to our subsidiaries.

Automotive Operations

        We sell new and used vehicles through the Major Dealer Group (the "Major Dealer Group"), a leading consolidator of automobile dealerships in the New York metropolitan area, which operates through twelve (12) retail automobile franchises. Our leasing operations consist of providing leases and other financing.

Discontinued Operations

        In November 2000, we announced our intent to divest our non-automotive activities, specifically, our former technology division, by way of sale, merger, consolidation or otherwise. Our former technology division was headed by IG2, Inc. (f/k/a Computer Business Services, Inc. ("CBS")). Its operations consisted primarily of voice processing and computer telephony technology, including development of a proposed leading edge network, the IG2(R) Network. We have divested and continue to divest our former technology division in order to maximize shareholders' value from these operations and to maintain our focus on the operation and consolidation of our retail automotive dealerships.

Year 2000 Summary

        The year 2000 has been one of significant change for us. Our automotive operations generated revenues in excess of $322 million and a historical high gross profit of approximately $50 million. These levels were reached through both internal growth and expansion of dealer networks.

Although the automotive operations were profitable, losses from our discontinued operations were primarily responsible for a net loss of $21,125,075.

AUTOMOTIVE OPERATIONS

Major Auto Acquisition

         On April 21, 1997, we and our wholly-owned subsidiary, Major Acquisition Corp., entered into a merger agreement (the "Merger Agreement") with Major Automotive Group, Inc. ("Major Auto") and its sole stockholder, Bruce Bendell, our Chief Executive Officer, Chairman and beneficial owner of approximately 30% of our outstanding common stock. Pursuant to the Merger Agreement, Bruce Bendell contributed to Major Auto all of his shares of common stock of Major Chevrolet, Inc., Major Subaru, Inc., Major Dodge, Inc. and Major Chrysler, Plymouth, Jeep Eagle, Inc. Major Acquisition Corp. then acquired from Bruce Bendell all of the issued and outstanding shares of common stock of Major Auto in exchange for shares of a new class of our preferred stock. Major Acquisition Corp. purchased the remaining 50% of the issued and outstanding shares of common stock of Major Dodge, Inc. and Major Chrysler, Plymouth, Jeep Eagle, Inc. from Harold Bendell, Bruce Bendell's brother, for $4 million in cash pursuant to a stock purchase agreement. In addition, Major Acquisition Corp. acquired certain real estate components from Bruce Bendell and Harold Bendell for $3 million.

        The preferred stock issued to Bruce Bendell is designated as the "1997-Major Series of Convertible Preferred Stock." It has voting rights and is convertible into our common stock. The number of shares of common stock into which the 500,000 shares of 1997-Major Series of Convertible Preferred Stock issued to Mr. Bendell were originally convertible was 2,250,000 shares. The foregoing acquisitions from Major Auto and Harold Bendell are collectively referred to herein as the "Major Auto Acquisition."

        To finance the cash portion of the Major Auto Acquisition, which aggregated $7 million ($4 million for Harold Bendell and $3 million to purchase the real estate component), Major Acquisition Corp. borrowed $7.5 million from Falcon Financial, LLC ("Falcon") pursuant to a loan and security agreement dated May 14, 1998, for a 15 year term at an interest rate of 10.18%. Prepayment is not permitted for the first five (5) years, after which time prepayment may be made, in full only, along with the payment of a premium.

        The collateral securing the Falcon loan transaction includes the acquired real estate and, subject to the interests of any current or prospective "floor plan or cap loan lender," the assets of Major Acquisition Corp. Major Acquisition Corp. is required to comply with certain financial covenants related to its net worth and cash flow. In addition, we provided an unconditional guarantee of the Falcon loan pursuant to a guarantee agreement dated May 14, 1998.

General

        The Major Dealer Group is one of the largest volume automobile retailers in New York City. Major Auto owns and operates the following seven franchised automobile dealerships in the New York metropolitan area: (i) Chevrolet; (ii) Chrysler; (iii) Plymouth; (iv) Dodge; (v) Jeep; (vi) Subaru; and (vii) Kia. In addition, the Major Dealer Group owns five other franchised dealerships in the New York metropolitan area: (i) Lincoln-Mercury; (ii) Mazda; (iii) Dodge; (iv) Nissan; and (v) Daewoo. Major Auto also distributes General Motors vehicles in the former Soviet Union. Through its dealerships, the Major Dealer Group sells new and used automobiles, provides related financing, sells replacement parts and provides vehicle repair service and maintenance.

        Our Chief Executive Officer and Chairman, Bruce Bendell, has approximately 29 years experience in the automobile industry. Mr. Bendell began selling and leasing used vehicles in 1972 and has owned and managed franchised automobile dealerships since he acquired Major Auto's Chevrolet dealership in 1985. Under Mr. Bendell's leadership, the Major Dealer Group has expanded from a single-franchise dealership having approximately $10 million in revenues and 25 employees in 1985 to a twelve-franchise dealership group having more than $320 million in revenues and more than 300 employees in 2000.

Industry Background

        According to industry data from the National Automobile Dealers Association ("NADA Data"), on average in 2000, new vehicle sales constituted 60.1% of a franchised dealership's total sales. Unit sales of new vehicles rose 3.9% in 2000 to a total of 17.4 million units sold. At an average retail selling price of $24,923 per vehicle, new vehicle sales totaled approximately $432 billion in 2000. From 1995 to 2000 sales revenue from the sale of new vehicles increased approximately 42.5%. The annual net profit before taxes of the typical United States franchised dealer is estimated to be $453,000. The average dealership's gross profit as a percentage of selling price for new vehicles was 6.1% in 2000.

        According to NADA Data, on average in 2000, used vehicle sales constituted 28.6% of a franchised dealership's total sales. In 2000, franchised new vehicle dealers sold 12.6 million retail used vehicles. At an average selling price of $13,648 per vehicle, used vehicle sales totaled approximately $172 billion in 2000. From 1995 to 2000, sales revenue from the retail sale of used vehicles increased approximately 36.5%. The average dealership's gross profit as a percentage of selling price for used vehicles was 10.9% in 2000. No assurance can be given that results of Major Auto's operations will conform to NADA's industry results.

        The following table sets forth information regarding vehicle sales by franchised new vehicle dealerships for the periods indicated:

UNITED STATES FRANCHISED DEALER'S VEHICLES SALES

                                    1995     1996     1997     1998      1999     2000
                                    ----     ----     ----     ----      ----     ----
                                          (Units in million; dollars in billions)
New vehicle unit sales               14.8     15.1     15.1     16.2      16.9     17.4
New vehicle sales revenue (1)      $303.0   $328.0   $338.2   $383.0    $413.1   $432.0
Used vehicle unit sales-retail       11.4     11.9     12.0     12.2      11.1     12.6
Used vehicle retail sales revenue  $126.0   $137.0   $145.2   $153.0    $146.9   $172.0

(1) Sales revenue figures were generated by multiplying the total unit sales by the average retail selling price of the vehicle for the given year. Source:
     National Automobile Dealers Association (NADA) Data, 2000.

        In addition to revenues from the sale of new and used vehicles, automotive dealerships derive revenues from repair and warranty work, sale of replacement parts, financing and credit insurance and the sale of extended warranty coverage. According to NADA Data, revenues resulting from service and parts sales increased approximately 8.3% in 2000 for franchised dealerships, a portion of which is accounted for by the increase in the amount of used vehicle reconditioning. Revenue from parts and services constitutes, on average, approximately 11.4% of a franchised dealership's total sales.

        Automotive dealerships' profits vary widely and depend in part upon the effective management of inventory, marketing, quality control and responsiveness to customers. According to NADA Data, in 2000, total franchised dealership gross profits were, on average, $3.7 million, with an average net profit before taxes of $453,000.

        To reduce the costs of owning a new vehicle, in recent years, automobile manufacturers have offered favorable short-term lease terms. This has attracted consumers to short-term leases and has resulted in consumers returning to the new vehicle market sooner than if they had purchased a new vehicle with longer-term financing. In recent years, however, this trend has diminished and continues to do so. In addition, this has provided new car dealerships with a continuing source of off-lease vehicles and has also enabled dealerships' parts and service departments to provide repair service under factory warranty for the lease term.

        The automotive dealership industry has been consolidating in recent years. Until the 1960s, automotive dealerships were typically owned and operated by a single individual who controlled a single franchise. However, because of competitive and economic pressures in the 1970s and 1980s, particularly the oil embargo of 1973 and the subsequent loss of market share experienced by United States automobile manufacturers to imported vehicles, many automotive dealerships were forced to close or to sell to better-capitalized dealer groups. Continued competitive and economic pressure faced by automotive dealers and an easing of restrictions imposed by automobile manufacturers on multiple-dealer ownership have led to further consolidation. According to NADA Data, the number of franchised dealerships has declined from 36,336 in 1960 to 21,674 at the end of 2000.

        We believe that franchised automobile dealerships will continue to consolidate because the capital required to operate dealerships continues to increase, many dealership owners are approaching retirement age and certain automobile manufacturers want to consolidate their franchised dealerships to strengthen their brand identity. For example, General Motors Corporation and Ford Motor Company have been reducing the number of their franchises to upgrade their retail networks and increase dealer profitability. We believe that dealership groups that have significant equity capital and experience in acquiring and running dealerships will have an opportunity to acquire additional franchised dealerships. Additionally, we believe that the increased percentages of leased versus owned vehicles in recent years may provide some protection against the historical trends of decreased motor vehicle purchasers during periods of economic downturns.

Operating Strategy

        Our operating strategy is to continually increase customer satisfaction and loyalty and to increase operating efficiencies. Key elements of this operating strategy are as follows:

        Focus on Used Vehicle Sales. A key element of our operating strategy is to focus on the sale of used vehicles. In 2000, approximately 12.6 million used cars were sold retail by dealers, over 13.5% more than the number of such sales in 1999. Sales of used vehicles are generally more profitable than sales of new vehicles. For the industry as a whole, average gross profit on used vehicles was 10.9%, compared with new vehicle average gross profits of 6.1%. Our dealerships average gross profit on used vehicles was approximately 18.1% and on new vehicles was approximately 8.2%. We believe that the New York metropolitan area is one of the largest markets for used car sales in the United States and that we sell more used cars in the New York metropolitan area than any other automobile dealership or dealership group. We strive to attract customers and enhance buyer satisfaction by offering multiple financing and leasing options and competitive warranty products on every used vehicle we sell. We believe that a well-managed used vehicle operation affords us an opportunity to: (i) generate additional customer traffic from a wide variety of prospective buyers; (ii) increase new and used vehicle sales by aggressively pursuing customer trade-ins; (iii) generate incremental revenues from customers financially unable or unwilling to purchase a new vehicle; and (iv) increase ancillary product sales to improve overall profitability. To maintain a broad selection of high-quality used vehicles and to meet local demand preferences, we acquire used vehicles from trade-ins and a variety of sources nationwide, including direct purchases from individuals and fleets, and manufacturers' and independent auctions. We believe that the price at which we acquire used vehicles, our success in providing non-recourse financing to prospective buyers who may otherwise find it difficult to obtain financing and selling high priced quality used cars are the most significant factors contributing to the profitability of our used vehicle operations. We believe that, because of the large volume of used vehicles that we sell each month and the more than 29 years of experience in the used vehicle business of our Chief Executive Officer, we are able to identify quality used vehicles, assess their value, purchase them for a favorable price and sell them profitably to a diverse customer base.

        Major World Branding. We have established our Major World brand and www.majorworld.com Internet brand for its current used car operations and those of the Major Dealer Group's participating regional dealerships. With centralized buying and advertising as its focus, Major World is a natural extension of our efforts in our regional acquisition strategy and our accomplishments in used car sales through our dealerships in the New York metropolitan area.

        Provide a Broad Range of Products and Services. We offer a broad range of products and services, including an extensive selection of new and used cars and light trucks, vehicle financing, replacement parts and service. At our various locations, we offer, collectively, twelve (12) makes of new vehicles-Chevrolet, Chrysler, Plymouth, Dodge, Jeep, Subaru, Kia, Lincoln, Mercury, Nissan, Mazda and Daewoo. In addition, we sell a variety of used vehicles at a wide range of prices. We believe that offering numerous makes and models of vehicles, both new and used, appeals to a broad cross section of customers, minimizes dependence on any one automobile manufacturer and helps reduce our exposure to supply problems and product cycles.

        Operate Multiple Dealerships in Target Market. Our goal is to become the leading automotive dealer in our target market, the New York metropolitan area, by operating multiple dealerships in that market. To accomplish this, we seek to acquire new franchises at favorable prices in our existing market and to expand our existing franchises to new markets. This strategy enables us to achieve economies of scale in advertising, inventory management, management information systems and corporate overhead.

        Emphasize Sales of Higher Margin Products and Services. We generate substantial incremental revenue and achieve increased profitability through the sale of certain ancillary products and services such as financing, extended service contracts and vehicle maintenance. We provide our employees with special training and compensate them, in part, with commissions based on their sales of such products and services. We believe that these ancillary products and services enhance the value of purchased or leased vehicles and increase customer satisfaction.

        Employ Professional Management Techniques. We employ professional management techniques in all aspects of our operations, including information technology, employee training, profit-based compensation and cash management. Each of our dealership locations, our centralized used vehicle operation and our service and parts operations is managed by a trained and experienced general manager who is primarily responsible for decisions relating to inventory, advertising, pricing and personnel. We compensate our general managers based, in part, on the profitability of the operations they control rather than on sales volume. Our senior management meets weekly with our general managers and utilizes computer-based management information systems to monitor each dealership's sales, profitability and inventory on a daily basis and to identify areas requiring improvement. We believe that the application of our professional management techniques provides us with a competitive advantage over other dealerships and dealership groups.

        Internet Sales and Other Innovations. We believe that we have achieved a competitive advantage through the use of technology. Our dealerships were one of the first to provide customers with an 800 telephone number and price quotations via facsimile. During the past several years, the Major Dealer Group has also increased revenue to a present level of more than $1 million each month from its Internet website, www.majorworld.com, and other electronic media such as Bloomberg. Additionally, we presently enable our customers to obtain credit approvals over the telephone via a customized telephone interactive voice response system, that operates 24 hours per day, seven days per week, in nine different languages and permits customers to obtain answers to the most frequently asked questions, obtain price quotes, place orders, schedule and confirm service appointments, obtain directions to the dealership and request faxes of product and price information. We continue to seek to take advantage of new innovations that will enable us to provide better customer service and enhance customer satisfaction.

        Target Sales to Ethnic Groups. Because the New York metropolitan area, our primary market, is ethnically diverse, we target our selling efforts to a broad range of ethnic groups. We employ a multi-lingual sales force, advertise in ethnic media, intend to further expand our electronic-related media to accommodate multiple languages and also offer pre-paid international telephone calling time.

Growth Strategy

        We intend to expand our automotive business by acquiring additional dealerships and improving their performance and profitability by implementing our operating strategy. As part of our growth strategy, we intend to focus our efforts on dealerships or dealer groups that, among other criteria, we believe are underperforming and possess either the sole franchise of a major automobile manufacturer or a significant share of new vehicle sales in each targeted market. In evaluating potential acquisition candidates, we also consider the dealership's or dealer group's profitability, customer base, reputation with customers, strength of management and location (e.g., along a major thoroughfare or interstate highway), and the possibility that we will be able to acquire additional franchises in that market to achieve larger market share. We believe that the most attractive acquisition candidates can be found in the greater New York metropolitan area, but we may consider acquisitions in other markets. The financing of such acquisitions may involve expending cash, incurring debt or issuing equity securities, which could have a dilutive effect on our then outstanding capital stock. We, like all other automotive dealership holding companies, will continue to be subject to the requirement of obtaining prior approval for each acquisition from the appropriate automotive manufacturer.

        Upon completing an acquisition, we intend to implement our operating strategy, which includes selling more new and used vehicles, increasing finance revenues, enhancing employee training and lowering purchasing costs for used car inventories, supplies and outside vendor expenses. We also intend to install our management information system in acquired dealerships as soon as possible after an acquisition, which will allow our senior management to carefully monitor each aspect of the dealership's operations and performance. Whenever possible, we intend to implement our strategies and operation procedures prior to a closing of an acquisition to enable us to accelerate the implementation of our operating strategy after a closing. See "Operating Strategy." No assurance can be given that we will successfully locate suitable acquisition candidates, or even if such candidates are located and acquired, that such acquisitions will ultimately prove profitable to us.

        We believe that our management team has considerable experience in evaluating potential acquisition candidates, determining whether a particular dealership can be successfully integrated into our existing operations and implementing our operating strategy to improve our performance and profitability following an acquisition. We also believe that an increasing number of acquisition opportunities will become available to us. See "Industry Background" and "Proposed Acquisitions."

Dealership Operations

        We own and operate seven (7) automobile franchises at four (4) locations in Long Island City, New York, three (3) franchises in three (3) locations in Hempstead, New York and two (2) franchises in two (2) locations in Orange, New Jersey. We conduct our parts and service business and our used vehicle business from three additional locations in Long Island City. We offer the following twelve (12) makes of new vehicles: Chevrolet, Chrysler, Plymouth, Dodge, Jeep, Subaru, Kia, Lincoln, Mercury, Mazda, Nissan and Daewoo. Each location is run by a separate manager who is responsible for overseeing all aspects of the business conducted at that location. Each of the parts and service locations has two (2) managers, one for parts and one for service. Each manager meets with our senior management on a weekly basis.

        Bruce Bendell, our Chief Executive Officer and Chairman, James Wallick, our President and Chief Operating Officer, and Harold Bendell, a key employee, are responsible for management of our dealerships. The Bendell brothers' management control is accomplished through (i) their ownership of 100 shares of our 1997A-Major Automotive Group Series of Preferred Stock (of which shares Bruce Bendell has a proxy to vote the 50 shares of the 1997A-Major Automotive Group Series of Preferred Stock owned by Harold Bendell for a seven-year period which commenced on January 7, 1998) which carries voting rights allowing them to elect a majority of the board of directors of Major Auto and (ii) a related management agreement. See "Description of Securities-Preferred Stock-1997A-Major Automotive Group Series of Preferred Stock" and "Certain Relationships and Related Transactions" below. Should either of the Bendell brothers cease managing the dealerships, the management agreement provides that ownership of his respective 1997A-Major Automotive Group Series of Preferred Stock shares and his respective management rights under the management agreement will be automatically transferred to the other, and should both brothers cease managing the dealerships for any reason, the shares and management rights will be automatically transferred to a successor manager designated in a successor addendum to each dealership agreement or, failing such designation, to a successor manager designated by us (subject to approval by the applicable manufacturers).

        New Vehicle Sales. We sell a complete product line of cars, sport utility vehicles, minivans and light trucks manufactured by Chevrolet, Chrysler, Plymouth, Dodge, Jeep, Subaru, Kia, Lincoln,

Mercury, Nissan, Mazda and Daewoo. For the year ended December 31, 2000, our dealerships sold new vehicles generating total sales of approximately $132.5 million, which constituted approximately 41.2% of our total revenues. Our gross profit margin on new vehicle sales for the year ended December 31, 2000 was approximately 8.2%, which is significantly higher than the industry average of 6.1%. The relative percentages of our new vehicle sales among makes of vehicles for the year ended December 31, 2000 was as follows:

                                            Percentage of
        Manufacturer                        New Vehicle Sales
        ------------                        -----------------

        Chevrolet                            42.6%
        Dodge                                19.4%
        Chrysler, Plymouth and Jeep          13.7%
        Subaru and Kia                        8.6%
        Lincoln-Mercury                       6.3%
        Mazda                                 5.8%
        Nissan and Daewoo                     3.6%

        The following table sets forth information with respect to our new vehicle sales for the year ended December 31, 2000:

        NEW VEHICLE SALES
        (dollars in millions)

        Unit Sales                     5,369
        Sales Revenue                 $132.5
        Gross Profit                  $ 10.8
        Gross Profit Margin              8.2%

        We purchase substantially all of our new vehicle inventory directly from the respective manufacturers, who allocate new vehicles to dealerships based upon the amount of vehicles sold by the dealership and the dealership's market area. As required by law, we post the manufacturer's suggested retail price on all new vehicles, but the final sales price of a new vehicle is typically determined by negotiation between the dealership and the purchaser.

        In addition to our dealership operations, we have a distributorship agreement with General Motors pursuant to which we distribute new vehicles manufactured by General Motors to countries of the former Soviet Union. We generally receive a deposit on the purchase price of the vehicle from the local dealer and release the vehicle to the dealer upon full payment of the balance of the wholesale purchase price plus a percentage of the dealer's profit on the sale. We intend to expand our distributorship operation to former countries of the Soviet Union in the future to include the sale of used vehicles.

        Used Vehicle Sales. We offer a wide variety of makes and models of used vehicles, retail and wholesale, for sale. For the year ended December 31, 2000, we sold 13,291 used vehicles generating total sales of approximately $178.0 million, which constituted approximately 55.4% of our total revenues. Our gross profit margin on used vehicle sales for the year ended December 31, 2000 was approximately 18.1%, as compared with the industry average of 10.9%. We are one of the largest sellers of used vehicles in the New York metropolitan area.

        Our primary location for used vehicle sales is at a single site at Long Island City, New York. We also sell used vehicles, however, at dealerships located in Hempstead, New York and Orange, New Jersey. We acquire the used vehicles we sell through customer trade-ins, at "closed" auctions, which may be attended by only new vehicle dealers and which offer off-lease, rental and fleet vehicles, and at "open" auctions, which offer repossessed vehicles and vehicles being sold by other dealers.

        We believe that the market for used vehicles is driven by the escalating purchase price of new vehicles and the increase in the quality and selection of used vehicles primarily due to an increase in the number of popular cars coming off short-term leases.

        The following table sets forth information with respect to our used vehicle sales for the year ended December 31, 2000:

        USED VEHICLE SALES
        (dollars in millions)

        Unit Sales                    13,291
        Sales Revenue                 $178.0
        Gross Profit                  $ 32.2
        Gross Profit Margin             18.1%

        Parts and Service. We provide parts and service for new and used vehicles that we sell, and also service other makes of vehicles. For the period ended December 31, 2000, our parts and service operations generated total revenues of approximately $11.0 million, which constituted approximately 4.3% of our total revenues at a gross profit margin of approximately 50.9%.

        The increased use of electronics and computers in vehicles makes it more difficult for independent repair shops to retain the expertise to perform major or technical repairs. In addition, because motor vehicles are increasingly more complex and are subject to longer warranty periods, we believe that repair work will increasingly be performed at dealerships that have the sophisticated equipment and skilled personnel necessary to perform the repairs.

        We consider our parts and service departments to be integral to our customer service efforts and a valuable opportunity to strengthen customer relations and deepen customer loyalty. We attempt to notify owners of vehicles purchased at our dealerships when their vehicles are due for periodic service, thereby encouraging preventative maintenance rather than post-breakdown repairs.

        Our parts and service business provides a stable, recurring revenue stream to our dealerships. In addition, we believe that, to a limited extent, these revenues are countercyclical to new vehicle sales since vehicle owners may repair their existing vehicles rather than purchasing new vehicles. We believe that this revenue stream helps mitigate the effects of a downturn in the new-vehicle sales cycle.

        We do not operate a body shop, but instead contract with third parties for body repair work.

        The following table sets forth information with respect to our sales of parts and services for the year ended December 31, 2000:

        SALES OF PARTS AND SERVICES
        (dollars in millions)

        Sales Revenue                  $11.0
        Gross Profit                   $ 5.6
        Gross Profit Margin             50.9%

        Vehicle Financing. We provide a wide variety of financing and leasing alternatives for our customers. We believe that our customers' ability to obtain financing at our dealerships significantly enhances our ability to sell new and used vehicles. We believe that our ability to provide our customers with a variety of financing options provides us with an advantage over many of our competitors, particularly smaller competitors that do not have sufficient sales volumes to attract the diversity of financing sources available to us.

        In most instances, we assign our vehicle finance contracts and leases to third parties, instead of directly financing vehicle sales or leases, which minimizes our credit risk. We typically receive a finance fee or commission from the third party, which provides the financing. In certain limited instances in which we determine that our credit risk is manageable, estimated by us to be less than 1% of our vehicles sales and leases, we directly finance the purchase or lease of a vehicle. In such instances, we bear the credit risk that the customer will default, but will have the right to repossess the vehicle upon default. We maintain relationships with a wide variety of financing sources, including commercial banks, automobile finance companies and other financial institutions. We also utilize the financial services of our subsidiary, Major Fleet, which purchases less than 1% of our leases and none of our finance contracts. See "Leasing Operations."

Sales and Marketing

        We believe that marketing and advertising are significant to our operations. As is typical in our industry, we receive a subsidy for a portion of our expenses from the automobile manufacturers with which we have franchise agreements. The automobile manufacturers also assist us by providing us with market research to develop our own advertising.

        Our marketing effort is conducted over numerous forms of media including television, newspaper, direct mail, billboards and the Internet. Our advertising seeks to promote our image as a reputable dealer offering quality products at affordable prices and with attractive financing options. Each of our dealerships periodically offers price discounts or other promotions to attract additional customers. The individual dealerships' promotions are coordinated by us and, because we own and operate several dealerships in the metropolitan New York market, we realize cost savings through volume discounts and other media concessions.

        Our operations have been fostered by our ability to achieve economies of scale with respect to our marketing and advertising. Nationwide, the average cost of marketing and advertising per new vehicle sold in 2000 was approximately $448. Although advertising costs in the New York metropolitan area are generally higher than the national average, our cost of marketing and advertising per vehicle sold is approximately equal to the national average. Combined with a substantial increase in media exposure, which resulted in increased volume, our costs show the economies that we have achieved. These lower costs result from the fact that we: (i) have favorable contracts with four major area daily newspapers; (ii) advertise in lower-cost niche markets (such as local ethnic markets, employee purchase programs and discount buying services); and (iii) utilize telephonic marketing and electronic marketing via services such as the Internet.

Relationships with Manufacturers

        Each of our dealerships operates under a separate franchise or dealer agreement which governs the relationship between the dealership and the relevant manufacturer. In general, each dealer agreement specifies the location of the dealership for the sale of vehicles and for the performance of certain approved services in the specified market area. The designation of such areas, the allocation of such areas and the allocation of new vehicles among dealerships is discretionary with the relevant manufacturer. Dealer agreements do not generally provide a dealer with an exclusive franchise in the designated market area. A dealer agreement generally requires that a dealer meet specified standards regarding showrooms, the facilities and equipment for servicing vehicles, the maintenance of inventories, the maintenance of minimum net working capital, personnel training and other aspects of the dealer's business. The dealer agreement also gives the relevant manufacturer the right to approve the dealer's general manager and any material change in management or ownership of the dealership. The dealer agreement provides the relevant manufacturer with the right to terminate the dealer agreement under certain circumstances, such as:
(i) a change in control of the dealership without the consent of the relevant manufacturer; (ii) the impairment of the financial condition or reputation of the dealership; (iii) the death, removal or withdrawal of the dealership's general manager; (iv) the conviction of the dealership or the dealership's general manager of certain crimes; (v) the dealer's failure to adequately operate the dealership or to maintain wholesale financing arrangements; (vi) the bankruptcy or insolvency of the dealership; or (vii) the dealer's or dealership's material breach of other provisions of the dealer agreement. Many of the dealership agreements require the consent of the relevant manufacturer to the dealer's acquisition of additional dealerships. In addition, our dealership agreement with General Motors, with respect to our Chevrolet dealership, provides General Motors with a right of first refusal to purchase such a dealership.

        The dealership agreement with General Motors imposes on us several additional restrictions. As a consequence of the Major Dealer Group Acquisition, our Chevrolet franchise, and any other General Motors' franchises that we may subsequently acquire, could be at risk if: (i) any person or entity acquires more than 20% of our voting stock with the intention of acquiring additional shares or effecting a material change in our business or corporate structure; or
(ii) if we take any corporate action that would result: (a) in any person or entity owning more than 20% of our voting stock for a purpose other than passive investment; (b) an extraordinary corporate transaction such as a merger, reorganization, liquidation or transfer of assets; (c) a change in the control of our board of directors within a rolling one-year period; or (d) the acquisition of more than 20% of our voting stock by another automobile dealer or such dealer's affiliates. If General Motors determines that any of such actions could have a material or adverse effect on its image or reputation in the General Motors' dealerships, or be materially incompatible with General Motors' interests, we must either (x) transfer the assets of the General Motors' dealerships to General Motors or a third party acceptable to General Motors for fair market value or (y) demonstrate that the person or entity will not own 20% of our voting stock or that the actions in question will not occur.

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

Competition

        The market for new and used vehicle sales in the New York metropolitan area is one of the most competitive in the nation. In the sale of new vehicles, we compete with other new automobile dealers that operate in the New York metropolitan area. Some competing dealerships offer some of the same makes as our dealerships and other competing dealerships offer other manufacturer's vehicles. Some competing new vehicle dealers are local, single-franchise dealerships, while others are multi-franchise dealership groups. In the sale of used vehicles, we compete with other used vehicle dealerships and with new vehicle dealerships which also sell used cars that operate in the New York metropolitan area. In addition, we compete with used car "superstores" that have inventories that are larger and more varied than ours.

        We believe that the principal competitive factors in vehicle sales are the marketing campaigns conducted by automobile manufacturers, the ability of dealerships to offer a wide selection of popular vehicles, pricing (including manufacturers' rebates and other special offers), the location of dealerships, the quality of customer service, warranties and customer preference for particular makes of vehicles. We believe that our dealerships are competitive in all of these areas.

        In addition, we, due to the size and number of automobile dealerships we own and operate, are larger than most of the independent operators with which we compete. Our size has historically permitted us to attract experienced and professional sales and service personnel and has provided us with the resources to compete effectively. However, as we enter other markets, we may face competitors that are larger and that have access to greater resources.

        We believe that our principal competitors within the New York metropolitan area are United Auto Group, a publicly traded company, and Potamkin Auto Group, Burn's Auto Group and Auto-Land, each of which is privately held.

        We also compete though our Internet vehicle purchasing services against a variety of Internet and traditional vehicle purchasing services and automotive broker. Entities which maintain similar commercial Web sites include Autoweb.com, Autobytel.com, Carsdirect.com, Cendant Membership Service, Inc.'s AutoVantage and Microsoft Corporation's Carpoint and Stoneage Corporation. Additionally, we compete indirectly against vehicle brokerage firms and affinity programs offered by several companies, including Costco Wholesale Corporation and Wal-Mart Stores, Inc. Moreover, our major vehicle manufacturers have their own Web sites and many have recently launched or announced plans to launch online buying services. We also compete with vehicle insurers, lenders and lessors as well as other dealers that are not part of our network. Such companies may already maintain or may introduce Web sites which compete with ours.

Governmental Regulation

        Automobile dealers and manufacturers are subject to various federal and state laws established to protect consumers, including the so-called "Lemon Laws," which require a dealer or manufacturer to replace a new vehicle or accept it for a full refund within a specified period of time, generally one year after the initial purchase, if the vehicle does not conform to the manufacturer's express warranties and the dealer or manufacturer, after a reasonable number of attempts, is unable to correct or repair the defect. Federal laws require that certain written disclosures be provided on new vehicles, including mileage and pricing information. In addition, our financing activities are subject to certain statutes governing credit reporting and debt collection.

        As with automobile dealerships generally, and parts and service operations in particular, our business involves the use, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as motor oil, waste motor oil and filters, transmission fluid, antifreeze, freon, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline and diesel fuels. Accordingly, we are subject to federal, state and local environmental laws governing health, environmental quality, and remediation of contamination at facilities we operate or to which we send hazardous or toxic substances or wastes for treatment, recycling or disposal. We believe that we are in material compliance with all environmental laws and that such compliance will not have a material adverse effect on our business, financial condition or results of operations.

Leasing Operations

        In October 1996, we acquired Major Fleet & Leasing Corp. ("Major Fleet"). Major Fleet has historically provided lease financing solely for motor vehicles. Major Fleet typically arranges for the sale or lease to its customers of new or used vehicles of all makes and models. Major Fleet will purchase the desired vehicle from an automobile dealer and either resell it to its customer for a markup over its cost, or lease the vehicle to the customer and provide the related lease financing. If a customer of Major Fleet wants to purchase or lease a new vehicle that is available from one of our dealerships, in almost all cases, Major Fleet will acquire the vehicle from us and then resell or lease it to its customer. Major Fleet estimates that it acquires approximately 50% of the vehicles it sells and leases from us.

        In most instances, Major Fleet will broker vehicle finance contracts for, or assign its leases to, third parties instead of directly financing vehicle sales or leases. This minimizes our credit risk. In these instances, Major Fleet typically receives a finance fee or commission from the third party who provides the financing. In certain instances, Major Fleet directly finances the lease of a vehicle. When Major Fleet provides lease financing, it bears the credit risk that its customers will default in the payment of the lease installments. In order to minimize its risk of loss, Major Fleet carefully evaluates the credit of its lease customers. It also requires that its lease customers have adequate collision and liability insurance on the leased vehicle and that Major Fleet be named as loss payee and additional insured on the customer's collision and liability insurance policies. Major Fleet does not finance the purchase of the vehicles, so if a customer desires purchase financing, the customer will need to obtain financing from a third party; however, as discussed above, Major Fleet will broker financing contracts.

Proposed Acquisitions

        We signed a letter of intent to acquire the Long Island, New York based Major of the Five Towns (formerly Nissanland and Kialand), currently doing business as Five Towns Nissan and Five Towns Kia. This dealership is 80% owned by our Chief Executive Officer and Chairman, Bruce Bendell. This dealership has three separate showroom locations. Nicholas Guadagno is the President and 20% shareholder of Major of the Five Towns. Mr. Guadagno's interest is in the process of being purchased by Bruce Bendell, which purchase must be completed before any transaction may occur with us.

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

        An agreement has been reached to acquire Major Motors of Pennsylvania, a Hyundai dealer in Stroudsburg, Pennsylvania, from Bruce Bendell and John McDermott, a 33% owner. The related real estate owned jointly by Bruce Bendell and Harold Bendell is undergoing a revision in corporate structure. After this restructuring takes place, a fairness opinion is to be obtained from an independent appraiser before a sale price can be determined.

        We have terminated an agreement to purchase 80% of B&L Auto Group Inc., a Bronx, New York-based dealer. This dealership group includes Toyota, Subaru and Kia franchises, and has subsequently been acquired by Harold Bendell.

        An agreement has been reached, and approval has granted by Suzuki, to acquire a Suzuki franchise at a certain location in Hempstead, New York from Hempstead F.S. Motors, Ltd. Approval, however, is required from Suzuki for a different location for the franchise before a final price can be determined.

        No assurance can be given that we will successfully consummate any or all of the aforementioned potential acquisitions, or, if consummated, that such acquisitions will ultimately prove profitable to us.

DISCONTINUED OPERATIONS

        In November 2000, we announced our intention to divest our non-automotive operations by way of sale, merger, consolidation or otherwise by the most economically viable means, in order to maximize shareholders' value from these operations and to maintain our focus on the operation and consolidation of our retail automotive dealerships. The non-automotive components of our business that our Board of Directors has determined to divest have generated a substantial loss. The aggregate amount of such loss from discontinued operations, net of taxes, for the year ended December 31, 2000 was approximately $23.7 million, compared with a loss from discontinued operations of $4.9 million for the year ended December 31, 1999. Such loss includes, net of taxes, the actual operating costs of those operations of approximately $2.5 million, plus a one-time, non-cash, charge of approximately $19.2 million to write-down the assets associated with those operations to their estimated net realizable value and a charge of $2.0 million to accrue an estimate of operating and other costs to be incurred until the divestiture has been completed.

        In partial fulfillment of such intent, in February 2001, we completed an asset sale of our Richmond, Virginia based Internet Creations, Inc. (d/b/a/ Internet Connections) to Access Technology, Inc. ("Access"). The purchase price for the assets was $320,000, of which $47,000 was paid at the closing, and of which $273,000 was evidenced by a senior secured promissory note, bearing interest at a rate of nine percent (9%) per annum, payable in equal installments every three months for thirty-six (36) months beginning one year following the closing. As collateral security for the due payment and performance of all indebtedness, liabilities and obligation under the note, Access granted a lien and security interest in all of its assets. See "Recent Developments."

        Additionally, in March 2001, we sold our majority interest in our IG2, Inc. subsidiary (f/k/a/ Computer Business Sciences, Inc.), which, at the time of sale, consisted solely of IG2, Inc., a Florida corporation, incorporated as Reynard Service Bureau, Inc., through a stock purchase to Global Communications of NY, Inc. ("Global"). The purchase price consisted of a senior subordinated secured promissory note in the amount of approximately $1,800,000 and a certain number of Series A Preferred Stock of Global, equal to 10% of the capital stock of Global as of the closing date. The subordinated note bears interest at a rate of eight and one-half percent (8-1/2%) per annum, payable in equal payments every three months for forty-eight (48) months beginning on the first anniversary of the closing. The indebtedness evidenced by the subordinated note and the payment of the principal and interest thereof is senior to, and has priority in right of payment over, any and all other indebtedness of Global, except in connection with any extension of credit to Global by equipment vendors (including loans, lines of credit, guarantees or other financing arrangements). As collateral security for the due payment and performance of all indebtedness, liabilities and obligations under the subordinated note, Global and IG2 granted a lien on and security interest in all of their assets, subject to a senior lien by holder(s) of senior indebtedness, as well pledged the interest sold in IG2. See "Recent Developments."

        We are also currently in negotiations to divest ourselves of our remaining technological subsidiaries, including C.B.S. Computer Business Sciences Ltd. (Israel), 786710 Ontario Ltd., ICS Globe, Inc. and International Calling Services, Inc.

Arrangements with Nissko

        In November 1999, IG2 entered an agreement (the "Nissko Agreement") with Joseph Koren, Chamuel Livian, Avraham Nissanian and Robert Rimburg (the "Nissko Group") and Nissko Telecom Ltd. to purchase their interest in a joint venture which is a master agent to provide the Telephony Business (defined below).

        As a result of this transaction with our former subsidiary, we placed 588,000 restricted shares (which will include any issuances, dividends, stock splits and conversions occurring after January 10, 2000) of our common stock in escrow. If by May 30, 2001 we have not caused the common stock of IG2 to become publicly traded, the Nissko Group will receive the accrued shares to the extent that they receive a value of $2,500,000, valued at the average closing price for the 30 trading days prior to May 30, 2001, and discounted at 35% if restricted.

        The remaining shares, if any, are to remain in escrow until November 30, 2001. In the event we have caused the common stock of IG2 to become publicly traded prior to May 30, 2001 and the net proceeds of the sale of the IG2 Shares by the Nissko Group do not equal a total of $2,500,000, or, if the IG2 Shares have not been sold, and the value of such IG2 Shares does not equal at least $2,500,000, then additional shares, if any, already in escrow, will be released to the Nissko Group to cover any shortfall in value. In the event that at any time prior to November 30, 2001, IG2 secures a bona fide third party purchaser of the IG2 Shares for a cash purchase price of $2,500,000, or a proportional amount of the IG2 Shares, and any member of the Nissko Group rejects such offer, then no additional shares are to be issued to such member on November 30, 2001. The escrow agreement includes a provision that awards a further 200,000 restricted shares of our common stock (which will include any issuances, dividends, stock splits and conversions) to the Nissko Group as penalty in the event that we have not caused the common stock of IG2 to become publicly traded by May 30, 2001.

        An additional 200,000 restricted shares of our common stock (which will include any issuances, dividends, stock splits and conversions occurring after January 10, 2000) have been placed in escrow under the agreement to cover personal guarantees of the Nissko Group and Nissko Jewelry of MCI, Sprint or any other creditor with respect to liabilities of IG2 or related to the purchased liabilities, as described above. In the event that IG2 has exhausted all options and payment remains due, then the escrowed shares are to be sold to satisfy the payment of any such obligations.

        In December 1999, IG2 entered an agreement with Dr. Roland Nassim and Roberto Nassim where it agreed to purchase the Telephony Business (long distance telephone service, internet service, data and any and all other telephony services) which includes all Telephony Business in Venezuela, Brazil, Chile, Mexico, Argentina and the United States and all rights to any and all equipment related to the Telephony Business in exchange for 25,000 shares of our common stock, pre-June-1999-split ("Pre-Split Stock") to be issued in the name of Dr. Nassim and 40,000 shares of CBS, now IG2, to be issued in the name of Roberto Nassim.

        IG2 guaranteed the value per share of the Pre-Split Stock to be no less than $500,000 ($20.00 per share, pre-split) thirteen months from December 1, 1999 ("Guaranteed Value"). If the closing price per share of our common stock on the trading day preceding January 1, 2001 is less than the Guaranteed Value (the "Closing Price"), the difference between the Closing Price per share (adjusted for the 3-for-2 June 1999 stock split) multiplied by the Pre-Split Stock and the Guaranteed Value (the "Shortfall") will be paid, at the option of IG2, either in cash or in shares of our common stock whose approximate value is equal to the Shortfall. IG2 shall not be released from its obligations as provided in such agreement. We are currently negotiating the settlement of such Shortfall either in cash or in shares of our common stock.

The Hardge Companies

        In June 1999 we entered into an agreement with Mr. Lawrence Hardge, a Los Angeles, California based inventor of approximately 80 proprietary inventions. Mr. Hardge assigned the rights to these inventions in consideration for 45,000 restricted shares of our common stock, vesting 25% per year, beginning in June 2000. We formed four subsidiary corporations (the "Hardge Companies"): (i) Cryogenix, Inc., formed to develop, exploit and promote a fire extinguishing agent, patent pending; (ii) Energy Plus, Inc., formed to develop, exploit and promote a long-life battery invention, patent pending; (iii) Ever Safe, Inc., formed to develop, exploit and promote a safety helmet apparatus with eye-spraying capacity, patent granted; and (iv) Slack 2000, Inc., formed to develop, exploit and promote proprietary sludge treatment uses, two patents pending. Mr. Hardge served as President of the Hardge Companies. We maintain 100% ownership of the Hardge Companies. Mr. Hardge will receive 20% of net profits, and retains an option to purchase up to 20% of the Hardge Companies, and has the right to direct us to issue an aggregate of less than 1% of the Hardge Companies as gifts to Hardge donees. All Hardge inventions are presently in various degrees of development.

        Since our decision to discontinue our technology operations, we are currently in negotiations with Mr. Hardge to renegotiate the transaction entered into in June 1999, with the intent of returning all rights acquired by us to Mr. Hardge and canceling all of our obligations under the agreement.

Intellectual Property

        We have various rights in various patents and patent applications. We own two U.S. patents issued in June 1993 and May 1994 relating to armored conduit technology and also own a Canadian patent application relating to such technology. We own one U.S. patent issued November 1999 relating to a head cover with an eye spraying capability. We own at least a partial interest in one U.S. patent issued March 1999 to a long-life storage battery with a magnetic field source and an acid based heat source, and have filed a further U.S. patent application related to the same technology. We also filed three U.S. patent applications relating to a fire extinguishing agent, a sludge treatment and fertilizer, and a cleaning and treatment agent. Further, we have filed a provisional U.S. patent application relating to the control of internet protocol traffic in a wide- or local-area-network (LAN or WAN).

        Currently, we have two U.S. Trademark registrations to the names "Talkie(R)" and "Talkie Globe(R)," and three pending U.S. Trademark applications to the names "BCS," Knock-Out 112"and "Browse N Talk." We have also registered the name "Talkie" as a trademark in Canada.

        In connection with our divestiture of our IG2 subsidiary, we have subsequently relinquished our rights to a U.S. Trademark registration to the name "IG2(R) and three pending U.S. Trademark applications to the names "IG2 Networks," "IG2 Communications," and "NAICS."

RECENT DEVELOPMENTS

Financing Transactions

        On June 24, 1999, we entered into an agreement with three investors, pursuant to which we had the right or obligation to sell, under certain circumstances, in a series of private placement transactions, up to $20 million of our common stock and warrants in three tranches. Pursuant to a series of Securities Purchase Agreements (the "Purchase Agreements"), the first tranche closed on June 24, 1999 and we sold an aggregate of 285,714 shares of our common stock for an aggregate of $6,000,000 or $21 per share. On December 8, 1999, a portion representing three-sevenths of the second tranche closed and we sold an aggregate of 176,472 shares of our common stock for an aggregate of $3,000,000 or $17 per share. On February 8, 2000, a portion representing four-sevenths of the second tranche closed and we sold an aggregate of 266,667 shares of our common stock for an aggregate of $4,000,000 or $15 per share. On March 14, 2000, a portion representing approximately 10% of the third tranche closed and we sold an aggregate of 50,000 shares of our common stock for an aggregate of $695,000 or $13.90 per share. Under the terms of the Purchase Agreements, we issued adjustable warrant in connection with the purchase of our common stock, which entitled the purchasers to acquire additional shares of common stock exercisable at $.01 per share, pursuant to a "reset" formula which takes into account the market price of our common stock at future dates, commencing 40 trading days after the date on which the purchasers may resell the shares pursuant to an effective re-sale registration statement. In addition, we issued warrants to the purchasers enabling them to purchase up to an aggregate 285,714 shares of our common stock at a purchase price of $23 per share, 176,472 shares of our common stock at a purchase price of $17.25 per share, 266,667 shares of our common stock at a purchase price of $16.00 per share, and 50,000 shares of our common stock at a purchase price of $16.00 per share exercisable for a five-year period. If specified closing conditions were satisfied, we and the purchasers would have been entitled, upon satisfaction of certain milestones to be established with respect to the third tranche, to effect three investments during applicable periods ending 100 trading days after the expiration date for adjustable warrants issued in the preceding tranche. The amount of the investment in tranche three would be $7 million. We have subsequently registered the shares purchased and the shares underlying the warrants issued to purchasers. With respect to the first tranche, adjustable warrants issued pursuant to the Purchase Agreements, based on the market price of the various measurement dates, we issued an aggregate of 273,495 shares of our common stock. The calculation of amounts due pursuant to the adjustable warrants issued in the second tranche resulted in a potential liability to us for approximately 4.7 million shares or we could elect to issue only the minimum number of 393,587 shares plus a cash payment of $6,625,016. We entered into a Redemption Agreement and promissory note with the investors whereby we would issue the minimum number of shares and make cash payments aggregating $6,000,000 to be paid in installments of varying amounts over time. Accordingly, we issued 393,587 shares of our common stock on August 28, 2000 and made aggregate cash payments of $4,750,000 through December 31, 2000, and owed a balance of $1,250,000 at that date. Pursuant to the terms of the note, this balance is due to be paid in aggregate installments of $250,000 in each of five months beginning in February 2001.

CarsTV.com, Inc. Acquisition

        On February 23, 2000, we acquired CarsTV.com, Inc. ("Cars"), a regional full service Internet Service Provider (ISP) and DSL provider, as well as a content supplier for the cable industry focused on the automotive sector, in exchange for 575,862 restricted shares of our common stock. Based in Richmond, Virginia, Cars' two subsidiaries, Internet Creations, Inc., doing business as Internet Connections and C.A.R.S., represented its Internet division and cable divisions, respectively. Since our decision to discontinue our technology operations, we have recently completed an asset sale of our subsidiary Internet Creations, Inc. (d/b/a/ Internet Connections) to Access Technology, Inc. and integrated operations of Cars into those of Major Auto.

Asset Sale of Internet Creations, Inc.

        In February 2001, we completed an asset sale of our Richmond, Virginia based Internet Creations, Inc. (d/b/a/ Internet Connections) to Access Technology, Inc. The purchase price for the assets was $320,000, $47,000 of which was paid at the closing, and $273,000 of which was evidenced by a senior secured promissory note. See "Discontinued Operations."

Sale of IG2, Inc. Interest

        In March 2001, we sold our majority interest in our IG2, Inc. subsidiary (f/k/a/ Computer Business Sciences, Inc.), which, at the time of sale, consisted solely of IG2, Inc., a Florida corporation, incorporated as Reynard Service Bureau, Inc., through a stock purchase to Global Communications of NY, Inc. The purchase price consisted of a senior subordinated secured promissory note in the amount of approximately $1,800,000 and a certain number of Series A

Preferred Stock of Global, equal to 10% of the capital stock of Global as of the closing date. See "Discontinued Operations."

RISK FACTORS

        The following risk factors should be reviewed carefully, in conjunction with the other information in this Form 10-K and our consolidated financial statements. These factors, among others, could cause actual results to differ materially from those currently anticipated and contained in forward-looking statements made in this Form 10-K and presented elsewhere by our management from time to time.

AUTOMOBILE MANUFACTURERS EXERCISE SIGNIFICANT CONTROL OVER OUR OPERATIONS AND WE ARE DEPENDENT ON THEM TO OPERATE OUR BUSINESS.

        Like other franchised new vehicle dealers, we are significantly dependent upon our relationships with, and the success of, the manufacturers with which we have franchised dealerships. We are also dependent on the manufacturers to provide us with an inventory of new vehicles. The most popular vehicles tend to provide us with the highest profit margin and are the most difficult to obtain from the manufacturers. In order to obtain sufficient quantities of these vehicles, we may be required to purchase a larger number of less desirable makes and models than we would otherwise purchase. Sales of less desirable makes and models may result in lower profit margins than sales of more popular vehicles. If we are unable to obtain sufficient quantities of the most popular makes and models, our profitability may be adversely affected. The Company may become dependent on additional manufacturers in the future as a result of its acquisition strategy and changes in the Company's sales mix.

        As is typical of franchised new vehicle dealers, the success of our franchises depend to a great extent on the success of the respective manufacturers. Our success will, therefore, be linked to many factors affecting the manufacturers such as:

        -   financial condition;

        -   marketing strategy;

        -   vehicle demand;

        -   production capabilities;

        -   management;

        -   events such as labor strikes; and

        - negative publicity, including safety recalls of a particular vehicle model.

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

        Historically, manufacturers have exercised significant control over dealerships through the terms and conditions of the franchise agreements pursuant to which our dealerships operate. These franchise agreements restrict dealerships to specific locations and retain for the manufacturers approval rights over changes in the dealerships' ownership and management. Our ability to expand through the acquisition of new dealerships requires the consent of the manufacturers. To date, our acquisitions have been approved and we have not been materially adversely affected by other limitations imposed by the manufacturers. However, there can be no assurance that in the future we will be able to obtain necessary approvals on acceptable terms or that we will not be materially adversely affected by other limitations.

        The franchise agreements between us and the manufacturers are for fixed terms with no renewal obligation on the part of the manufacturers and permit the manufacturers to terminate the agreements for a variety of causes. Each of these agreements includes provisions for the termination or non-renewal of the manufacturer-dealer relationship for a variety of causes including any unapproved change of ownership or management and other material breaches of the franchise agreement. We believe that we have been and continue to be in material compliance with the terms of our franchise agreements. While none of the manufacturers have terminated or failed to renew our franchise agreements, any such termination or failure to renew could have a material adverse effect on us and our business, financial condition and results of operations.

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

        The United States automobile industry is generally considered to be a mature industry in which minimal growth is expected in unit sales of new vehicles. In addition, the market for automobiles, particularly new vehicles, is subject to substantial cyclical variation and has experienced significant downturns characterized by oversupply and weak demand. Many factors affect the automobile industry, including:

        -   general and local economic conditions;

        -   taxes;

        -   consumer confidence;

        -   interest rates;

        -   credit availability; and

        -   the level of personal discretionary income.

        Although we believe that our access to new and used vehicles over a wide range of price points provides us some measure of stability in a potentially cyclical market, a material decrease in vehicle sales from the historical level of vehicle sales achieved by us would materially adversely affect our business, financial condition and results of operations.

THE AUTOMOTIVE INDUSTRY IS SUBJECT TO SEASONAL VARIATIONS.

        The automobile industry is subject to seasonal variations in revenues. Demand for vehicles is generally lower during the winter months than in other seasons, particularly in regions of the United States which experience potentially severe winters. Accordingly, revenues and operating results may be lower in our first and fourth quarters than in our second and third quarters.

IMPORTED PRODUCTS MAY AFFECT OUR OPERATIONS.

        A portion of our new vehicle business involves the sale of vehicles, parts or vehicles composed of parts that are manufactured outside the United States. As a result, our operations will be subject to customary risks of importing merchandise, including fluctuations in the value of currencies, import duties, exchange controls, trade restrictions, work stoppages and general political and economic conditions in foreign countries. The United States or the countries from which our products are imported may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duties or tariffs, which could affect our operations and our ability to purchase imported vehicles and/or parts.

OUR AUTOMOBILE OPERATIONS ARE GEOGRAPHICALLY CONCENTRATED AND SUBJECT TO LOCAL ECONOMIC CONDITIONS.

        All of the dealerships we have acquired are located in the greater New York metropolitan area. While we may pursue acquisitions outside of the New York metropolitan area, we expect that our automotive operations will be concentrated in the New York metropolitan area for the foreseeable future. As a result, our results of operations will depend substantially on general economic conditions and consumer spending habits and preferences in the New York metropolitan area, as well as various other factors, such as tax rates and applicable state and local regulation. There can be no assurance that we will be able to expand geographically or that any such expansion will adequately insulate us from the adverse effects of local or regional economic conditions.

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

RISKS ASSOCIATED WITH EXPANSION MAY HINDER OUR ABILITY TO INCREASE REVENUES AND EARNINGS.

        Our future growth will depend, in part, on our ability to acquire additional automobile dealerships. In pursuing a strategy of acquiring additional dealerships, we will face risks commonly encountered with growth through acquisitions. These risks include:

        - incurring significantly higher capital expenditures and operating expenses;

        - failing to assimilate the operations and personnel of the acquired dealerships;

        -   disrupting our ongoing business;

        -   dissipating our limited management resources;

        -   failing to maintain uniform standards, controls and policies; and

        - impairing relationships with employees and customers as a result of changes in management.

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

THERE EXIST RISKS RELATING TO THE FAILURE TO MEET MANUFACTURER CSI SCORES.

        Many manufacturers attempt to measure customers' satisfaction with automobile dealerships through a CSI, or customer satisfaction index, rating system. These manufacturers may use a dealership's CSI scores as a factor in evaluating applications for additional dealership acquisitions and participation by a dealership in incentive programs. The dealerships operated by us currently meet or exceed their manufacturers' CSI standards. However, there can be no assurance that either our dealerships or other subsequently acquired dealerships will continue to meet such standards. Moreover, from time to time, the components of the various manufacturer CSI scores have been modified and there is no assurance that such components will not be further modified or replaced by different systems in the future, which make it more difficult for our dealerships to meet such standards.

THE LOSS OF KEY PERSONNEL AND OUR LIMITED MANAGEMENT AND PERSONNEL RESOURCES COULD ADVERSELY AFFECT OUR OPERATIONS AND GROWTH.

        Our future success will depend to a significant extent on key personnel and on the continued services of our senior management and other key personnel, particularly Bruce Bendell, our Chief Executive Officer and Chairman of the Board, and James Wallick, our President and Chief Operating Officer. The loss of the services of these, or certain other key employees, would likely have a material adverse effect on our business. Mr. Bendell is currently employed at will. We do not maintain "key person" life insurance for any of our personnel. Our future success will depend on our continuing ability to attract, retain and motivate other highly skilled employees. Competition for such personnel in our industry is intense. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business, financial condition and operations may be adversely affected.

POTENTIAL CONFLICTS OF INTEREST BETWEEN US AND OUR MANAGEMENT PERSONNEL COULD ADVERSELY AFFECT OUR FUTURE PERFORMANCE.

        We have entered into, or contemplate that we may enter into, several transactions with our Chief Executive Officer and controlling stockholder, Bruce Bendell, and/or his brother, Harold

Bendell, a senior executive of the Major Dealer Group. Such transactions include the following:

        - In 1996, we acquired Major Fleet from the Bendell brothers. In exchange, the Bendell brothers received (a) shares of our 1996-Major Series of Convertible Preferred Stock, (b) warrants that carry registration rights and (c) the right to manage the operations of the Major Dealer Group's vehicle leasing activities pursuant to a management agreement.

        - We acquired Major Auto from Bruce Bendell and Harold Bendell in May 1998. Bruce Bendell and Harold Bendell received shares of our 1997A-Major Automotive Group Series of Preferred Stock in that transaction and Bruce Bendell has a proxy to vote the 50 shares of the 1997A-Major Automotive Group Series of Preferred Stock owned by Harold Bendell for a seven-year period which commenced on January 7, 1998. These shares allow the Bendell brothers to elect a majority of the directors of Major Auto. The Bendell brothers are also parties to a management agreement with Major Auto that gives them control over its day-to-day operations. Should we and the Board of Directors of Major Auto disagree as to a particular course of action, the Board of Directors of Major Auto will be able to take that action over our objection. Conflicts could arise between our Board of Directors and the Board of Directors of Major Auto as to the appropriate course of action to be taken in the future. The management agreement does prohibit certain actions from being taken without the prior approval of our Board of Directors, including: (i) disposition of any of the Major Auto dealerships; (ii) acquisition of new dealerships; and
           (iii) our incurring liability for Major Auto indebtedness.

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

        - We are currently negotiating a transaction with Bruce Bendell concerning our acquisition of Major of the Five Towns, a dealership which will be wholly-owned by Bruce Bendell.

        - We are currently negotiating a transaction with Bruce Bendell concerning our acquisition of Major Motors of Pennsylvania, a Hyundai dealer in Stroudsberg, Pennsylvania, of which Bruce Bendell is a 67% owner.

        - In March 2001, Harold Bendell acquired B&L Auto Group, Inc., a Bronx, New York based-dealer, which includes Toyota, Subaru and Kia franchises.

        These transactions may involve situations in which Bruce Bendell's interests as our officer, director and majority shareholder conflict with his or his brother Harold Bendell's interests as Major Auto's counterpart. Major Auto supplies used vehicles to other dealerships in which the Bendells have an interest. Such vehicles are charged to the other dealerships at amounts sufficient to cover all of Major Auto's costs and expenses in connection with the transactions.

THE MARKETS IN WHICH WE OPERATE ARE HIGHLY COMPETITIVE, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY, ESPECIALLY AGAINST ESTABLISHED INDUSTRY COMPETITORS WITH SIGNIFICANTLY GREATER FINANCIAL RESOURCES.

        The automobile dealership business is highly competitive. Our competitors include:

        -   automobile dealers;

        -   private sellers of used vehicles;

        -   used vehicle dealers;

        -   other franchised dealers;

        -   service center chains; and

        -   independent service and repair shops.

        Gross profit margins on the sale of new vehicles have been decreasing over the past two decades and the used car market faces increasing competition from independent leasing companies and from used vehicle "superstores" that may have inventories that are larger and more varied than ours. Some of our competitors may be larger, have access to greater financial resources and be capable of operating on smaller gross margins than we do. There can be no assurance that we will continue to compete effectively or that manufacturers will not modify the historical automobile franchise system in a manner that increases competition among dealers or market and sell their vehicles through other distribution channels.

GOVERNMENT REGULATION AND ENVIRONMENTAL REGULATION COMPLIANCE COSTS MAY ADVERSELY AFFECT OUR PROFITABILITY.

        Our operations are subject to various federal, state and local laws and regulations including those relating to local licensing and consumer protection. While we believe that we maintain all requisite licenses and permits and that we are in substantial compliance with all applicable laws and regulations, there can be no assurance that we will be able to continue to maintain all requisite licenses and permits or to comply with applicable laws and regulations, and our failure to do so may have a material adverse effect on our business, financial condition and results of operations. In addition, the adoption of any new laws or regulations and the cost to us of complying with any new laws or regulations, could have a material adverse effect on our business, financial condition and results of operations.

        In addition, as with automobile dealerships generally, and parts and service operations in particular, our business involves the use, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as:

        -   motor oil;

        -   waste motor oil and filters;

        -   transmission fluid;

        -   antifreeze;

        -   freon;

        -   waste paint and lacquer thinner;

        -   batteries;

        -   solvents;

        -   lubricants;

        -   degreasing agents; and

        -   gasoline and diesel fuels.

        Accordingly, we are subject to federal, state and local environmental laws governing health, environmental quality, and remediation of contamination at facilities we operate or to which we sends hazardous or toxic substances or wastes for treatment, recycling or disposal. We believe that we are in material compliance with all environmental laws and that such compliance will not have a material adverse effect on our business, financial condition or results of operations. However, environmental laws are complex and subject to frequent change. There can be no assurance that compliance with amended, new or more stringent laws, stricter interpretations of existing laws or the future discovery of environmentally hazardous conditions will not require material expenditures by us.

WE FACE RISKS IN OUR INTERNATIONAL OPERATIONS.

        We intend to expand our new and used vehicle purchasing service to foreign markets by establishing relationships with vehicle dealers and strategic partners located in certain foreign markets.

        By expanding our operations to various other countries, we may become subject to laws or treaties that regulate the marketing, distribution and sale of motor vehicles. In addition, the laws of other countries may impose licensing, bonding or similar requirements on us as a condition to doing business therein. In addition, there are certain risks inherent in doing business in international markets, such as:

        -   changes in political conditions;

        -   regulatory requirements;

        -   potentially weaker intellectual property protections;

        -   tariffs and other trade barriers;

        -   fluctuations in currency exchange rates;

        -   potentially adverse tax consequences;

        -   difficulties in managing or overseeing foreign operations;

        - seasonal reductions in business activities during summer months in Europe and other areas; and

        - educating consumers and dealers who may be unfamiliar with the benefits of online marketing and commerce.

        One or more of such factors may have a material adverse effect on our current or future international operations and, consequently, on our business, results of operations and financial condition.

WE FACE RISKS IN CONNECTION WITH LEGAL PROCEEDINGS IN WHICH WE ARE INVOLVED.

        We are subject to a number of lawsuits including the following: (i) Stephen B. Wechsler, et al. v. Fidelity Holdings, Inc., et al.; (ii) In re:
Fidelity Holdings Securities Litigation; (iii) S & L Telecom, Inc., Jacob Steinmetz and Joseph Luria v. Fidelity Holdings, Inc. and Doron Cohen; (iv) Dale
A. Harris and Fouad Tobagi v. Computer Business Sciences, Inc., et al; (v) RealTech Systems Corporation v. IG2, Inc. v. Fidelity Holdings, Inc.; (vi) Fidelity Holdings, Inc., Computer Business

Sciences, Inc. and 786710 Ontario, Ltd. v. Michael Marom and M.M. Telecom Corp.;
(vii) Daniel Tepper v. Fidelity Holdings, Inc; Fidelity Holdings, Inc. (Third Party Plaintiff) v. InvestAmerica et al.; (viii) Russell Reynolds, Inc. v. Fidelity Holdings Inc.; (ix) MCI International, Inc. v. Schiano Bros. Inc.; Schiano Bros. Inc. (Third Party Plaintiff) v. Computer Business Sciences Inc. (Third Party Defendant); (x) Waterview Resolution Corp. f/k/a Colonial Pacific Leasing Corporation v. Schiano Bros. Inc. and Ronald Tiongson; Schiano Bros. Inc. and Ronald Tiongson (Third Party Plaintiffs) v. Fidelity Holdings, Inc., Taylor Financial Services et al. (Third Party Defendants); and (xi) Ronald Shapss Corporate Services, Inc. v. Fidelity Holdings, Inc. While we believe that we have substantial defenses to the asserted claims and intend to vigorously defend these suits, judgments against us with respect to these actions could have a material adverse effect on our financial condition. See "Legal Proceedings."

WE FACE RISKS ASSOCIATED WITH THE SALE OF AUTOMOBILES OVER THE INTERNET.

        Competition

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

        We compete with other entities which maintain similar commercial Web sites, including:

        -   Autoweb.com;

        -   Autobytel.com;

        -   Carsdirect.com;

        -   Cendant Membership Service, Inc.'s AutoVantage; and

        -   Microsoft Corporation's Carpoint and Stoneage Corporation.

        Some of these recent market entrants may have greater financial, marketing and personnel resources and/or lower overhead or sales costs than the Company. We also compete indirectly against vehicle brokerage firms and affinity programs offered by several companies, including Costco Wholesale Corporation and Wal-Mart Stores, Inc. In addition, our major vehicle manufacturers have their own Web sites and many have recently launched or announced plans to launch online buying services. We also compete with vehicle insurers, lenders and lessors as well as other dealers that are not part of our network. Such companies may already maintain or may introduce Web sites which compete with ours.

        We cannot assure you that we can compete successfully against current or future competitors, many of which have substantially more capital, existing brand recognition, resources and access to additional financing. In addition, competitive pressures may result in increased marketing costs, decreased Web site traffic or loss of market share or otherwise may materially and adversely affect our business, results of operations and financial condition. Further, there can be no assurance that our strategy will be more effective than the strategies of our competitors.

        The Internet industry is characterized by rapid technological change.

               Rapid technological developments, evolving industry standards and consumer demands, and frequent new product introductions and enhancements characterize the market for Internet products and services. These market characteristics are exacerbated by the emerging nature of the market and the fact that many companies are expected to introduce new Internet products and services in the near future. Our future success will depend in part on our ability to continually improve the vehicle purchasing experience, the addition of new and useful services and content to our Web site, and the performance, features and reliability of our Web site. In addition, the widespread adoption of developing multimedia-enabling technologies could require fundamental and costly changes in our technology and could fundamentally affect the nature, viability and measurability of Internet-based advertising, which may adversely affect our business, results of operations and financial condition.

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

        We also may enter into agreements with other companies under which any revenue that results from the purchase of services through direct links to or from our Web site is shared. Such arrangements may expose us to additional legal risks and uncertainties, including local, state, federal and foreign government regulation and potential liabilities to consumers of these services, even if we do not provide the services ourselves. There can be no assurances that any indemnification provided to us in our agreements with these parties, if available, will be adequate.

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

        We rely on technology licensed from third parties that is designed to facilitate the secure transmission of confidential information. Nevertheless, our computer infrastructure is potentially vulnerable to physical or electronic computer break-ins, viruses and similar disruptive problems. A party who is able to circumvent our security measures could misappropriate proprietary information, jeopardize the confidential nature of information transmitted over the Internet or cause interruptions in our operations. Concerns over the security of Internet transactions and the privacy of users could also inhibit the growth of the Internet in general, particularly, as a means of conducting commercial transactions. To the extent that our activities or those of third party contractors involve the storage and transmission of proprietary information (such as personal financial information), security breaches could expose us to a risk of financial loss, litigation and other liabilities. Our insurance does not currently protect against such losses. Any such security breach could have a material adverse effect on our business, results of operations and financial condition.

        We face risks associated with government regulation and legal uncertainties associated with the Internet.

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

        A number of legislative and regulatory proposals under consideration by federal, state, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of the Internet, including, but not limited to:

       -   online content;
       -   user privacy;
       -   taxation;
       -   access charges;
       -   liability for third-party activities; and
       -   jurisdiction.

        Additionally, it is uncertain as to how existing laws will be applied to the Internet. The adoption of new laws or the application of existing laws may decrease the growth in the use of the Internet, which could, in turn, decrease the demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our business, results of operations and financial condition.

        The tax treatment of the Internet and e-commerce is currently unsettled. A number of proposals have been made at the federal, state and local level and by certain foreign governments that could impose taxes on the sale of goods and services and certain other Internet activities. Recently, the Internet Tax Information Act was signed into law placing a moratorium on new state and local taxes on Internet commerce. However, we cannot assure you that future laws imposing taxes or other regulations on commerce over the Internet would not substantially impair the growth of e-commerce and as a result have a material adverse effect on our business, results of operations and financial condition.

CONCENTRATION OF VOTING POWER AND ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS MAY REDUCE STOCKHOLDER VALUE IN ANY POTENTIAL CHANGE OF CONTROL OF THE COMPANY.

        Mr. Bruce Bendell is the beneficial owner of approximately 30.0% of our common stock (in both instances giving effect to Mr. Bendell's right to vote his 1997 Major Series Preferred Stock as our common stock on an "as converted" basis.) In addition, our former President and Chief Executive Officer, Mr. Doron Cohen, is the beneficial owner of approximately 10.3% of our common stock. Pursuant to a Separation and Release Agreement with us dated August 8, 2000, Mr. Cohen is required to take all necessary steps to cause all of these shares to be voted in accordance with the recommendation of the majority of our Board of Directors, provided that such majority includes a majority of our non-employee directors. This concentration of voting power may severely limit the ability of other of our stockholders to elect directors or influence other corporate decisions and may, among other things, have the effect of delaying or preventing a change in control of the Company or preventing our stockholders from realizing a premium on the sale of their shares upon an acquisition of the Company.

        Our Board of Directors has the authority to issue shares of preferred stock and to determine the price, rights, preferences and privileges, including voting rights, of those shares without any further action by our stockholders. The rights of holders of our common stock will be subject to and may be adversely affected by the rights of the holders of any preferred stock. Any future designation and issuance of preferred stock could have the effect of making it more difficult for a third party to acquire control of the Company. We are also subject to the provisions of the Nevada Revised Statutes regulating business combinations, takeovers and control share acquisitions, which also might hinder or delay a change in control of us. Anti-takeover provisions that could be included in the preferred stock when designated and issued and the Nevada statutes can have a depressive effect on the market price of our common stock and can prevent our stockholders from realizing a premium on the sale of their shares by discouraging takeover and tender offer bids. In addition, under our dealer agreement with General Motors, we may be at risk of losing the Chevrolet franchise if any person or entity acquires 20% or more of our voting stock without the approval of General Motors.

        Moreover, at our annual meeting, our Board of Directors and majority shareholders approved amendments to our Articles of Incorporation to provide for the classification of our Board of Directors into three classes of directors with staggered terms of office. One class of directors holds office initially for a term expiring at the 2001 annual meeting; a second class of directors holds office initially for a term expiring at the 2002 annual meeting; and a third class of directors holds office initially for a term expiring at the 2003 annual meeting. At each annual meeting following this initial classification and election, the successors to the class of directors whose terms expire at that meeting are elected for a term of office to expire at the third succeeding annual meeting after their election and until their successors have been duly elected and qualified. This classified board amendment will significantly extend the time required to effect a change in control of our Board of Directors and may discourage hostile takeover bids for us. It will take at least two annual meetings for even a majority of shareholders to effect a change in control of our Board of Directors, because only a minority of the directors will be elected at each meeting. The classified board proposal is designed to assure continuity and stability in our Board of Directors' leadership and policies. Because of the additional time required to change control of our Board of Directors, the classified board amendment tends to perpetuate present management. Without the ability to obtain immediate control of our Board of Directors, a takeover bidder will not be able to take action to remove other impediments to its acquisition of us. Because the classified board amendment increases the amount of time required for a takeover bidder to obtain control of us without the cooperation of our Board of Directors, even if the takeover bidder were to acquire a majority of our outstanding stock, it tends to discourage certain tender offers, perhaps including some tender offers that shareholders may feel would be in their best interests. The classified board proposal also makes it more difficult for the shareholders to change the composition of our Board of Directors even if the shareholders believe such a change would be desirable.

        Additionally, at our annual meeting, our Board of Directors and majority shareholders approved amendments to our Articles of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 to 100,000,000. The amendment authorized sufficient additional shares of our Common Stock to provide us with the flexibility to make such issuances from time to time for any proper purpose approved by our Board of Directors, including issuances to effect acquisitions or raise capital and issuances in connection with future stock splits or dividends, without the necessity of delaying such activities for further stockholder approval except as may be required in a particular case by our charter documents, applicable law or the rules of any stock exchange or other system on which our securities may then be listed. The amendment, however, could have an anti-takeover effect, although that was not its intention. For example, if we were the subject of a hostile takeover attempt, we could impede the takeover by issuing shares of our Common Stock, thereby diluting the voting power of the other outstanding shares and increasing the potential cost of the takeover. The availability of this defensive strategy to us could discourage unsolicited takeover attempts, thereby limiting the opportunity for our stockholders to realize a higher price for their shares than is generally available in the public markets.

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

        Future sales of shares of common stock by existing shareholders under Rule 144 of the Securities Act of 1933, as amended (the "Securities Act") or through the exercise of outstanding registration rights or the issuance of shares of our common stock upon the exercise of options or warrants or the conversion of our outstanding Preferred Stock could materially adversely affect the market price of the common stock and could materially impair our future ability to raise capital through an offering of equity securities. A substantial number of shares of our common stock is available for sale under Rule 144 in the public market or will become available for sale in the near future and no predictions can be made as to the effect, if any, that market sales of such shares or the availability of such shares for future sale will have on the market price of our common stock prevailing from time to time.

        Holders of our outstanding options and warrants are likely to exercise them when, in all likelihood, we can obtain additional capital on terms more favorable than those provided in the options and warrants. Our ability to obtain additional financing may also be adversely affected by our obligation to register shares of common stock under the Securities Act. We have filed, registration statements covering the common stock described under "Business - Recent Developments - Financing Transactions." Castle Trust and Management Services Limited, as Trustee under the Millennium I Trust created under that certain Deed of Settlement dated October 2, 1996, the principal beneficiary of which is Bruce Bendell, has the right (on an unlimited number of occasions) to require us to register all or any portion of the common stock, aggregating 738,918 shares, into which the 125,000 shares of our 1996-Major Series of convertible preferred stock has been converted (the "1996 Demand Shares"). In addition, Bruce Bendell has the right to require us (on an unlimited number of occasions) to register all or any portion of the 112,500 shares of common stock underlying a warrant held by him (the "Warrant Demand Shares"). Further, if we register any shares of common stock, we will have to offer to include the 1996 Demand Shares, the Warrant

Demand Shares and the shares of common stock (a minimum of 4,050,000 shares) into which the 1997-MAJOR Series of Convertible Preferred Stock (the "1997 Major Preferred"), issued to Bruce Bendell in the Major Auto Acquisition, is convertible. In October 1999, Mr. Bruce Bendell converted 400,000 shares of 1997 Major Preferred into 1,000,000 shares of common stock.

WE HAVE NEVER PAID CASH DIVIDENDS ON OUR COMMON STOCK.

        We have never paid cash dividends on our common stock. We intend to retain any future earnings to finance our growth. In addition, dividends on our common stock are subject to the preferences for dividends on our preferred stock. Any future dividends will depend upon our earnings, if any, our financial requirements, and other factors.

WE MAY BE SUBJECT TO THE SECURITIES ENFORCEMENT AND PENNY STOCK REFORM ACT OF 1990.

        The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock. Unless we can acquire substantial assets and trade at over $5.00 per share on the bid, it is more likely than not that our securities, for some period of time, would be defined under that Act as a "penny stock." As a result, those who trade in our securities may be required to provide additional information related to their fitness to trade our shares. Also, there is the requirement of a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. Further, a broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. These requirements present a substantial burden on any person or brokerage firm who plans to trade our securities and would thereby make it unlikely that any liquid trading market would ever result in our securities while the provisions of this Act might be applicable to those securities.

WE MAY BE SUBJECT TO BLUE SKY COMPLIANCE.

        The trading of penny stock companies may be restricted by the blue sky laws of several states. We are aware that a number of states currently prohibit the unrestricted trading of penny stock companies absent the availability of exemptions, which are in the discretion of the states' securities administrators. The effect of these states' laws would be to limit the trading market, if any, for our shares and to make resale of shares acquired by investors more difficult.

OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET.

          Our common stock has been trading at below $1.00 per share for more than thirty consecutive days. We received a letter from Nasdaq advising us that our common stock had not met Nasdaq's minimum bid price closing requirement for thirty (30) consecutive trading days and that, if we were unable to demonstrate compliance with this requirement for ten (10) consecutive trading days during the ninety (90) calendar days ending February 20, 2001, our common stock would be de-listed at the opening of business on February 22, 2001. We, however, applied to Nasdaq for a hearing, and the de-listing was stayed during the hearing period. The hearing was held on March 22, 2001. As a result of the hearing, Nasdaq determined to continue listing of our common stock on the Nasdaq National Market provided that on or before May 4, 2001, we demonstrate a closing bid price of at least $1.00 per share and, immediately thereafter, a closing bid price of at least $1.00 per share for a minimum of ten (10) consecutive trading days. If a delisting were to occur, our common stock would trade on the OTC Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.

ITEM 2.        PROPERTIES

        We own an approximately 12,000 square foot facility consisting of office and automobile showroom space in Long Island City, New York, an approximately 40,000 square foot service facility in Long Island City, New York and a vehicle storage facility in Orange, New Jersey. All of our other operations and subsidiaries are conducted from locations leased from unaffiliated third parties.

        We lease approximately 2,800 square feet in Kew Gardens, New York, which we use for executive offices. The lease expires on March 31, 2001, but we have the option to extend the lease for one additional five-year term. We have not exercised that option. The current annual rent under such lease is $69,448.50, but will be increased by 3.5% on a compounded and cumulative basis each lease year. If we elect to extend such lease, the base rent for the extension period will be the greater of the base rent on March 31, 2001 at the termination of the original lease period or the then fair market rental of the premises.

        One of our subsidiaries, C.B.S. Computer Business Sciences (Israel), leases from an unrelated third party approximately 1,517 square feet of office space in Raanana, Israel. The lease was renewed in September 1999 for an additional two-year period. The current annual rent under such lease is $24,000.

        One of our subsidiaries, Info Systems leases from an unrelated third party approximately 1,415 square feet of office space in Downsview, North York, Canada. The lease expired on October 31, 1998, but Info Systems renewed the lease for an additional two-year period. The current annual rent under such lease is $19,810 and is not subject to escalation.

        One of our subsidiaries, Mid Atlantic Telecommunications, Inc. leased from an unrelated third party approximately 3,500 square feet of office space in Richmond, Virginia. The lease expired in March 2001.

        One of our subsidiaries, Major Subaru, Inc., subleases from an unrelated third party approximately 2,500 square feet of office and automobile showroom space in Woodside, New York. This lease expires on December 31, 2004. The current annual rent under such lease is $128,000.

        We have an interest in the following leases, under which Major Dealer Group presently pays aggregate annual rental payments of $706,000:

        - Major Chrysler, Plymouth, Jeep Eagle leases from an unrelated third party approximately 17,400 square feet of office and automobile showroom and storage space in Long Island City, New York for an annual rental of $92,000. This lease expires on October 31, 2001, but Major Chrysler, Plymouth, Jeep Eagle has the option to extend the lease for one additional ten-year term.

        - Major Auto leases from an unrelated third party approximately 2,000 square feet of lot space in Astoria, New York adjacent to the main Major Dodge showroom. This lease expired on June 30, 1997 at which time the annual rent was $33,000. Major Auto is currently renegotiating such lease and remains in possession of the premises under an oral month-to-month lease. Major Auto does not believe that this property is material to the operation of Major Auto.

        - Major Chevrolet leases from an unrelated third party, for $300,000 annually, two adjacent automobile dealership facilities in Long Island City, New York, comprising approximately 250,000 square feet. This lease expires on February 1, 2004, but Major Chevrolet has the option to extend the lease for up to three additional five-year terms.

        Compass Lincoln Mercury ("Compass") leases from Ford Motor Car Company approximately 30,000 square feet used for showroom, office, service department and storage facilities in Orange, New Jersey. This lease was scheduled to expire on April 30, 2000, but was extended until September 30, 2001, while a new lease or purchase is negotiated. The annual rent is $70,000. Additionally, Compass leases 7,000 square feet of showroom, office and storage space in Orange, New Jersey, from an unaffiliated third party at an annual rental of $90,000. This lease was scheduled to expire on March 31, 2001, but was extended for an additional three years. Compass also leases space for a service department and storage facilities in Orange, New Jersey, at an annual rental of $150,000. This lease expires on August 31, 2006.

        One of our subsidiaries, Hempstead Mazda, Inc., leases from its former owner, approximately 140,000 square feet of land and buildings in Hempstead, New York, that is used for showroom, office and storage space. The leases expires on September 30, 2009. The current annual rent is $234,000.

        One of our subsidiaries, Major Nissan of Garden City, Inc., leases from an unrelated third party approximately 105,000 square feet used for showroom, office, service department and storage facilities. The property is located on the borderline of Hempstead, New York and Garden City, New York. The current annual rent is $390,000 and the lease expires on March 15, 2002. Upon our acquisition of the dealership, this lease was purchased for $1.0 million with a bargain purchase option for $3 million, which must be executed prior to the expiration of the lease. The property was appraised for $5 million.


ITEM 3.        LEGAL PROCEEDINGS

Daniel Tepper v. Fidelity Holdings, Inc; Fidelity Holdings, Inc. (Third Party Plaintiff) v. InvestAmerica et al.

        On July 27, 1999, Mr. Daniel Tepper of Los Angeles, California, filed a lawsuit against us, two of our officers (Bruce Bendell and Richard Feinstein) and our former officer, Doron Cohen, in the Eighth Judicial District Court in Clark County, Nevada. The original complaint was not served on the named officers or us. On August 16, 1999, Mr. Tepper filed an Amended Complaint, which was subsequently served on us. We and the individual defendants removed the litigation to the United States District Court in Las Vegas, Nevada. We and the individual defendants filed a motion to dismiss the claims against the individuals on jurisdictional grounds, and to transfer the remainder of the case to New York. Mr. Tepper subsequently agreed to dismiss all claims against the individuals, and the Court declined to transfer the case. Mr. Tepper contends in his lawsuit that he is the rightful owner of 360,000 shares of our common stock. He contends that we wrongfully (i) refused to remove the "restricted" legend from 240,000 of those shares and (ii) withheld the remaining 120,000 shares from him. We were previously informed by Progressive Polymerics International, Inc. n/k/a InvestAmerica that it is the rightful owner of the shares, and that Mr. Tepper acquired the shares improperly. Because of these competing claims to ownership of the shares, we did not release full ownership of the shares to Mr. Tepper. Subsequently, all shares were released in unrestricted form to Mr. Tepper, and he has sold some of them. Mr. Tepper has filed another Amended Complaint alleging, among other things, that our officers manipulated the price of the shares to the disadvantage of Mr. Tepper and other shareholders. We have filed a Third Party Complaint against InvestAmerica, alleging, among other things, claims for indemnification and breach of contract. The basis of this pleading is that if we are liable to Mr. Tepper, it is due to InvestAmerica's actions of:
(1) improperly transferring the shares in the first place; and (2) asserting a claim of ownership in the shares. The court has now ruled that Mr. Tepper is the proper present owner of the subject shares, and that neither we nor InvestAmerica can claim ownership of those shares going forward. However, this ruling has not ended the litigation. Mr. Tepper is still asserting damages against us for our refusal to release the shares earlier. Our third party claims against InvestAmerica are also being litigated in that same lawsuit. The court has scheduled the trial of this case to begin October 15, 2001. We believe we have substantial defenses to the asserted claims and intend to vigorously defend this suit.

Ronald Shapss Corporate Services, Inc. v. Fidelity Holdings, Inc.

        By Summons and Complaint dated June 11, 1999, we were named as the defendant in an action titled Ronald Shapss Corporate Services, Inc. v. Fidelity Holdings, Inc., brought in the Supreme Court of the State of New York, Rockland County, Index No. 3248/99. In this action, Ronald Shapss Corporate Services, Inc. ("RSCS") has alleged that we breached a purported consulting agreement with it and converted shares of our common stock that RSCS claims should have been provided to it pursuant to that purported agreement. The plaintiff contended that we wrongfully refused to allow the exercise of options for 50,000 shares of our stock at $4.50 per share. The plaintiff also alleged an anticipatory breach of plaintiff's right to exercise an option to purchase 100,000 more shares for $4.50 per share. The plaintiff alleged it sustained damages in the sum of $5,000,000 in punitive damages on the conversion claim.

        We initially filed a motion to dismiss the cause of action alleging conversion. At that time RSCS cross-moved for partial summary judgment in its favor on the claim for damages caused by our refusal to recognize the exercise of the option to purchase the first 50,000 shares. The court granted our motion and dismissed the cause of action for conversion. The court denied the plaintiff's motion for partial summary judgment. We then filed an answer denying the allegations of the complaint, asserting affirmative defenses and asserting counterclaims against the plaintiff and Ronald Shapss, the principal of the plaintiff corporation. The plaintiff re-filed its motion for partial summary judgment and the motion was again denied. The plaintiff filed an appeal to the Appellate Division of the Supreme Court, Second Department. The Appellate Division affirmed the order of the lower court. During the pendency of the appeal, we filed a motion for partial summary judgment declaring that the plaintiff was not entitled to purchase the 100,000 shares for $1,000.00 and was not entitled to receive or exercise the options for 100,000 shares at $4.50 per share. The court granted that motion.

        The parties are conducting discovery on the plaintiff's remaining claim that it was damaged in the sum of $1,375,000.00 for our failure to allow the exercise of options for 50,000 shares. In addition, the parties are conducting discovery on our counterclaim to rescind the contract and cancel said options as well as cancel 50,000 shares of stock previously issued pursuant to that contract.

        The plaintiff's motion for summary judgment was based on its claim that we made various admissions that plaintiff had fully performed its contract. The courts agreed that we had offered sufficient factual details to support our claim that plaintiff had not fully performed and failed to explain the alleged admissions. Therefore, we believe we have substantial defenses to the asserted claims and intend to vigorously defend this suit.

S&L Telecom, Inc., Jacob Steinmetz and Joseph Luria v. Fidelity Holdings, Inc.

        A legal action has been commenced against us by S&L Telecom, Inc., Jacob Steinmetz and Joseph Luria in the Supreme Court of the State of New York, County of New York, Index No. 605513/99. Plaintiffs filed a complaint on December 7, 1999 against us alleging that we failed to deliver shares of stock pursuant to the terms of an agreement between the parties. Plaintiffs are seeking delivery of the shares and damages. Limited discovery has begun and is continuing at this time. While we believe that we have substantial defenses to the asserted claims and intend to vigorously defend this suit, a judgment against us with respect to this action could have a material adverse effect on our financial condition.

Fidelity Holdings, Inc., IG2 and 786710 Ontario, Ltd. v. Michael Marom and M.M. Telecom, Corp.

        We, IG2 and 786710 Ontario, Ltd. are plaintiffs in a legal action against Michael Marom and M.M. Telecom, Corp. in the Supreme Court of the State of New York, County of Queens, Index No. 25678/96. We filed a complaint on December 23, 1996 against the defendants alleging: (i) breach of a letter agreement between the parties; (ii) tortuous interference with business opportunities; and (iii) slander. Defendants filed an answer with counterclaims, which included, inter alia: (i) fraud; (ii) breach of contract; (iii) tortious interference with business opportunities; and (iv) tortuous interference with contract. Both parties are currently still engaged in ongoing discovery at this time. While we believe that our asserted claims have merit and that we have substantial defenses to the asserted counterclaims, a judgment against us with respect to this action could have a material adverse effect on our financial condition.

RealTech Systems Corporation v. IG2, Inc. & Fidelity Holdings, Inc.

        On or about November 9, 2000, Realtech Systems Corporation ("Realtech") served us as well as IG2 a Demand for Arbitration before the Commercial Arbitration tribunal of the American Arbitration Association relating to work and services allegedly provided by Realtech to IG2. The Demand asserted that pursuant to a Master Agreement dated November 16, 1999 between Realtech and IG2, both parties agreed to arbitration in the event of any potential disputes. The Demand further asserts that Realtech has provided work and services to us in the unpaid amount of $198,000, and that we and IG2 further breached the agreement by hiring John Honovich, a former Realtech employee. Realtech seeks in excess of $243,849.50 in damages. Realtech included us in an arbitration based on the idea that IG2 is "our wholly owned subsidiary" and not on the basis of the agreement. On December 1, 2000, we served a Notice of Petition and a Petition seeking a stay of arbitration on our behalf on the grounds that IG2 is not a signatory to any arbitration agreements between Realtech and us. Realtech served reply papers as well as a cross motion compelling us to arbitrate on December 14, 2000. On January 12, 2001, we filed an Order to Show Cause, to which Realtech answered. On January 29, 2001, Justice Tolub of the New York State Supreme Court ordered the Arbitration stayed as to us, and denied Realtech's arbitration claim.

        With respect to IG2, there is a good possibility that the claim will be dismissed since Realtech failed to perform as per the Agreement. We believe we have substantial defenses to the asserted claims and intend to vigorously defend this suit.

MCI International, Inc. v. Schiano Bros. Inc.; Schiano Bros. Inc. (Third Party Plaintiff) v. Computer Business Sciences Inc. (Third Party Defendant).

        On August 28, 2000, Schiano Bros. Inc. ("Schiano") filed a third party lawsuit against Computer Business Sciences Inc. ("CBS") in the Supreme Court of the State of New York, Kings County. The suit alleged that phone services provided to the Dominican Republic through MCI International, Inc. ("MCI") were wrongfully attributed to Schiano and should have been attributed to CBS. In addition, an intentional tort claim was also filed against CBS. The suit seeks $150,000 in damages. We filed an Answer on September 20, 2000, as well as a Demand for a Third Party Bill of Particulars on the plaintiff MCI, and Discovery and Inspection Demands on all parties. Plaintiff responded only with a set of invoices, to which we requested a more thorough inquiry. On December 10, 2000, Schiano served a Bill of Particular and Interrogatory Demands upon us, as well as Notices for Discovery and Inspection. A Preliminary Conference Order was scheduled for March 3, 2001.

        There were no agreements made between us and Schiano, or between us and MCI; the sole basis for Schiano's claim is a verbal/oral agreement upon facts that do not exist. We believe we have substantial defenses to the asserted claims and intend to vigorously defend this suit.

Waterview Resolution Corp. f/k/a Colonial Pacific Leasing Corporation v. Schiano Bros. Inc. and Ronald Tiongson; Schiano Bros. Inc. and Ronald Tiongson (Third Party Plaintiffs) v. Fidelity Holdings Inc., Taylor Financial Services Inc., Doron Cohen, and Geoffrey Alexander (Third Party Defendants).

        An action has been commenced by Waterview Resolution Corp. ("Waterview") against Schiano, who third party impleaded us in November 2000 in the Supreme Court of the State of New York, New York County. Schiano leased equipment from Waterview with the expectation of entering into a business arrangement with us. On January 23, 2001, Schiano served upon us a lawsuit alleging an agreement with us to sell telephone service to the Philippines in which we (i) failed to disclose the financial interest of Taylor Financial Services Inc. to Schiano,
(ii) failed to engage in a joint venture or partnership with Schiano and (iii) failed to disclose the substantial risk of termination of the business by the Philippine government. No written agreement has been produced to substantiate the aforementioned claims. A Notice to take Examination Before Trial was served on both the defendant and plaintiff by us on March 6, 2001.

        Since there were no written agreements regarding us, we believe we have substantial defenses to the asserted claims and intend to vigorously defend this suit.

Dale Harris & Fouad Tobagi v. Computer Business Sciences, Inc., et al.

        On June 6, 2000 plaintiffs filed a lawsuit against CBS in the amount of $1,000,000 in the Northern District of California, San Francisco division. Plaintiffs allege that they were convinced to join the advisory board of CBS in return for: (i) a seat on the Technical Advisory Board; (ii) stock options;
(iii) a signing bonus; and (iv) a consulting agreement. Plaintiffs further allege that CBS used their names to further our image and received nothing in return. Plaintiffs filed an amended complaint on October 16, 2000, and we subsequently filed a Motion to Dismiss and Transfer Venue on November 6, 2000. Plaintiffs opposed the motion to dismiss, to which we replied on September 8, 2000. The Motion was granted as to Rule 10-5b for failure to state a claim, granted as to Lack of Personal Jurisdiction over Mr. Cohen, Mr. Bendell and Ms. Peacock, and denied as to all other claims. A case management conference was re-set for April 6, 2001. A substitution of Attorney Robert Rimberg for Brobeck, Phleger & Harrison was entered March 30, 2001, and is pending.

        Since there were no damages sustained by either plaintiff, we believe we have substantial defenses to the asserted claims and intend to vigorously defend this suit.

Russell Reynolds Associates, Inc. v. Fidelity Holdings, Inc.

        On December 21, 2000, Russell Reynolds Associates, Inc. ("Russell Reynolds") filed a complaint against us in the Supreme Court of the State of New York, New York County. The suit alleged that we had not paid for employee search services based upon an alleged agreement entered into by us with Russell Reynolds. The suit further alleged an amount outstanding of $108,688.09 for services rendered in connection with executive search services. We served an Answer on the plaintiff on February 20, 2001 as well as a Notice to take Deposition and a Notice to Produce.

        As discovery has not yet commenced and all the facts have not been disclosed, it is too early to render a determination in this case. Nevertheless, we believe we have substantial defenses to the asserted claims and intend to vigorously defend this suit.

Stephen B. Wechsler, et al. v. Fidelity Holdings, Inc. et al.

        An action entitled Stephen B. Wechsler, et al. v. Fidelity Holdings, Inc. et al., CV 00 6488 (CPS) (the "Wechsler Litigation") has been commenced in the United States District Court for the Eastern District of New York. The Wechsler Litigation is brought on behalf of certain persons who acquired an unstated number of shares of our common stock between December 1999 and May 2000. Named as defendants are the Company, Doron Cohen, Richard L. Feinstein and Bruce Bendell (the "Defendants"). On December 26, 2000, plaintiffs filed a Second Amended Complaint, which alleged, among other things, that plaintiffs sustained damages when they acquired our common stock because Defendants allegedly issued materially false and misleading statements and failed to disclose material information which purportedly caused such stock to trade at artificially inflated prices. The Second Amended Complaint alleges violations of
Section 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder. The allegedly misstated and omitted information concerns our reported income for the first three quarters of 1999 and the prospects for our technology business. The Second Amended Complaint seeks, among other things, damages "in an amount, not less than" one million dollars. On February 16, 2001, we and Messrs. Bendell and Feinstein filed a motion to dismiss the Second Amended Complaint for failure to plead fraud with particularity. We understand that Mr. Cohen has not been served with process for this action. We believe we have substantial defenses to the asserted claims and intend to vigorously defend this suit.

In re: Fidelity Holdings Securities Litigation.

        A class action has been commenced against us in an action entitled In re: Fidelity Holdings Securities Litigation, Master File No. 005078 (CPS) (E.D.N.Y.) (the "Class Action"). The Class Action, also pending in the United States District Court for the Eastern District of New York, consists of twelve putative class actions that were originally filed in the Southern District of New York and the Eastern District of New York. The Class Action is purportedly brought on behalf of all persons who acquired shares of Fidelity common stock between June 24, 1999 and May 22, 2000. Named as defendants are Fidelity, Doron Cohen, Richard L. Feinstein and Bruce Bendell (the

"Defendants"). The constituent actions were all commenced subsequent to our April 12, 2000 announcement of our financial results for the fiscal year ended December 31, 1999. The complaints allege, among other things, that plaintiffs were damaged when they acquired shares of our common stock because Defendants allegedly issued materially false and misleading statements and failed to disclose material information during the class period, which purportedly caused such stock to trade at artificially inflated prices during the class period. The complaints allege violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The allegedly misstated and omitted information concerns our reported income for the first three quarters of 1999 and the prospects for our technology business. To date, no consolidated complaint has been served and our time to answer each of the constituent complaints has been served has been adjourned indefinitely. The complaints seek, among other things, damages in unspecified amounts. We believe we have substantial defenses to the asserted claims and intend to vigorously defend this suit.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On December 8, 2000, we held our Annual Meeting of Shareholders, where our shareholders approved the foregoing proposals. Proxies were solicited by us pursuant to Regulation 14A under the Exchange Act, as amended. As of November 3, 2000, the record date for the Annual Meeting, there were approximately 26,148,699 shares of common stock outstanding and entitled to vote, of which 21,332,986 shares of common stock were present in person or by proxy and voted at the meeting and 500,000 shares of 1997 Major Series of Convertible Preferred Stock outstanding and entitled to two votes per share, all of which were present in person or by proxy and voted at the meeting.

       1. Proposal to approve amendments to our Articles of Incorporation to provide for the classification of the Board of Directors into three classes of directors with staggered three-year terms of office.

        For.....................        10,258,945
        Against.................                 0
        Abstain.................        11,074,039
        Not Voted...............         4,815,715

       2. Proposal to elect five (5) directors to the Board of Directors to serve for terms of one to three years, respectively, or until their successors are elected and qualified if a classified board structure is approved, or to elect the same persons as directors for a term of one year if classified board structure is not approved.

                                For            Abstain         Against       Not Voted
                                ---            -------         -------       ---------
        Bruce Bendell           21,144,760     22,500          0             4,981,439
        James Wallick           21,167,260     0               0             4,981,439
        Dennis Roth             21,167,260     0               0             4,981,439
        Jeffrey Weiner          21,167,260     0               0             4,981,439
        David Edelstein         21,167,260     0               0             4,981,439

        3. Proposal to approve an amendment to our Articles of Incorporation to increase the number of authorized shares of our common stock from 50,000,000 to 100,000,000.

        For.....................     20,846,828
        Against.................              0
        Abstain.................              0
        Not Voted...............      5,301,871

        4. Proposal to ratify the appointment of BDO Seidman LLP as our independent auditors for the year 2000.

        For.....................      21,332,986
        Against.................               0
        Abstain.................               0
        Not Voted...............       4,815,713

                                          PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

        Our common stock trades on the NASDAQ National Market. The quarter-end high and low bid price of our common stock were (as reported by Nasdaq National Market), which quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions and which have been adjusted, as necessary, to reflect two stock splits, each in an amount of 3 for 2, effected in June, 1999 and January, 2000:

    Quarter Ended         High Bid       Low Bid
    -------------         --------       -------

December 31, 2000        $  1.00        $   .125
September 30, 2000       $  2.063       $   .875
June 30, 2000            $ 20.063       $  1.25
March 31, 2000           $ 23.625       $ 10.125
December 31, 1999        $ 12.7083      $  8.000
September 30, 1999       $ 17.125       $  9.1667
June 30, 1999            $ 15.250       $  8.4167
March 31, 1999           $  8.222       $  2.722

Shareholders

        As of April 10, 2001 there were approximately 5,098 holders of record of our common stock.

Dividends

        We have never declared cash dividends on any class of our securities and have no present intention to declare any dividends on any class of our securities in the future.

Recent Sales of Unregistered Securities

        The securities described below were sold by us during 2000 without being registered under the Securities Act. All such sales made in reliance on Section 4(2) and/or Rule 506 promulgated thereunder of the Securities Act were, to the best of our knowledge, made to investors that, either alone or together with a representative that assisted such investor in connection with the applicable investment, had such sufficient knowledge and experience in financial and business matters to be capable of evaluating the merits and risks connected with the applicable investment. All shares and prices have been adjusted to reflect stock splits effected in June 1999 and January 2000.

1. In January 1999, we issued 33,750 shares of common stock to Kimberly Peacock at a per share price of $1.56 as employment compensation.

2. In February 1999, we issued 22,500 shares of common stock, 11,250 each to Arthur and Scott Picon, at a per share price of $2.44 in partial consideration for the acquisition of Compass Lincoln-Mercury.

3. In January 1999, in connection with the private placement, of a convertible debenture, we issued the following shares (each share at $1.56) and warrants:
Zanett Lombardier, Ltd. 40910 shares of common stock and 93,752 warrants; Goldman Sachs Performance Partners, L.P., 91,637 shares of common stock and 210,000 warrants; Goldman Sachs Performance Partners (Offshore), L.P., 72,000 shares of common stock and 156,000 warrants; Bruno Guazzoni, 18,819 shares of common stock and 43,127 warrants; David McCarthy, 43,825 shares of common stock and 100,430 warrants; Claudio Guazzoni, 42,188 shares of common stock and 96,681 warrants; and Samuel Milbank, 26,125 shares of common stock and 54,454 warrants.

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

17. In July 1999, we issued 4,500 shares of common stock to Deborah Arnott at a per share price of $18.50 as an employment bonus, subject to a vesting schedule.

18. In July 1999, we issued 1,500 shares of common stock to Mordechai Book, Esq. at a per share price of $18.50 for legal services.

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

32. In January 2000, in connection with the exercise of adjustable warrants, we issued 37,307 shares of common stock, at a per share price of $.0067, to each of three investors: Strong River Investments, Inc, Bay Harbor Investments, Inc. and Augusta Street LLC.

33. In January 2000, we issued 4,632 shares of common stock to International Securities Corporation at a per share price of $12.50 as a financing fee.

34. In February 2000, in connection with a private placement offering, we issued 88,889 shares of common stock, at a per share price of $15.00, along with warrants to purchase 88,889 shares of common stock and one adjustable warrant, to each of three investors: Strong River Investments, Inc., Montrose Investments, Ltd. and Augusta Street LLC.

35. In February 2000, we issued 22,500 shares of common stock to James Wallick at a per share price of $10.77 as employment compensation.

36. In February 2000, we issued 4,667 shares of common stock to International Securities Corporation at a per share price of $13.18 as a financing fee.

37. In February 2000, we issued 7,500 shares of common stock to Warren Foreman at a per share price of $14.08 as employment compensation, subject to vesting provisions.

38. In February 2000, in connection with a private placement offering, we issued 50,000 shares of common stock, at a per share price of $13.90, along with warrants to purchase 50,000 shares of common stock Strong River Investments, Inc.

39. In March 2000, we issued 1,125 shares of common stock at a per share price of $19.34 to Packard Press, Inc. and 375 shares of common stock to Elliot Fishman, Esq. at a per share price of $19.34, both issuances in consideration of settlement of litigation.

40. In March 2000, we issued 200 shares of common stock to Mordechai Book at a per share price of $19.33 as employment compensation.

41. In March 2000, we issued an aggregate of 577,591 shares at a per share price of $12.11 in consideration for the acquisition of CarsTV, Inc.

42. In March 2000, we issued 4,500 shares of common stock to Tomasz Mludzik at a per share price of $11.90 as employment compensation.

43. In March 2000, in connection with the exercise of warrants, we issued an aggregate of 398,443 shares at a per share price of $1.87 to: Bruno Guazzoni, 43,127 shares; Claudio Guazzoni, 96,681 shares; David McCarthy, 100,430 shares; Zannett Lombardier, Ltd., 93,752 shares and Samuel Milbank, 64,453 shares.

44. In March 2000, we issued 30,000 shares to Kimberly Peacock at a per share price of $15.88 as employment compensation.

45. In March 2000, in connection with the exercise of adjustable warrants, we issued 21,428 shares of common stock, at a per share price of $.067, to each of three investors: Strong River Investments, Inc, Bay Harbor Investments, Inc. and Augusta Street LLC.

46. In March 2000, we issued 1,971 shares of common stock to International Securities Corporation at a per share price of $16.26 as a financing fee.

47. In March 2000, we issued 2,500 shares of common stock, 1,250 each to Arthur and Scott Picon, at a per share price of $16.68 in partial consideration for the acquisition of the Compass dealerships.

48. In April 2000, we issued an aggregate of 87,211 shares of common stock, 25,640 shares to Gabry, Inc. and 61,571 to Frank Graziadei, as Escrow Agent, at a per share price of $12.38, in partial consideration for the acquisition of the Hempstead Mazda dealership.

49. In April 2000 we issued 4,500 shares of common stock to Jeffrey Weiner, at a per share price of $5.31, as consideration for services as a director of Fidelity Holdings, Inc.

50. In April 2000 we issued 4,500 shares of common stock to David Edelstein, at a per share price of $5.31, as consideration for services as a director of Fidelity Holdings, Inc.

51. In May 2000, we issued 6,530 shares of common stock to Mordechai Book at a per share price of $6.13, as employment compensation.

52. In August 2000, we issued 7,500 shares of common stock to Scott Picon, at a per share price of $1.56 and 5,000 shares of common stock to Arthur Picon at a per share price of $1.56, in partial consideration for the acquisition of the Compass dealerships.

53. In August 2000, in connection with the exercise of adjustable warrants, we issued 131,198 shares of common stock, at a per share price of $.01, to each of three investors: Strong River Investments, Inc., Montrose Investments, Ltd. and Augusta Street LLC.

ITEM 6.        SELECTED FINANCIAL DATA

        The selected data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2000 are derived from our audited financial statements. The data set forth below should be read in connection with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the related notes included elsewhere in this Form 10-K.

                                                                            As at and for the years ended:
                                                        2000            1999            1998            1997             1996
                                                        ----            ----            ----            ----             ----
                                                                     (restated)       (restated)      (restated)      (restated)

Revenues                                            $ 322,142,231   $ 209,531,993   $  98,578,970   $     953,033  $     258,947

Income (loss) from continuing operations                1,302,247         815,955       1,052,897        (383,261)        63,621

Income (loss) from discontinued operations            (22,427,322)     (4,006,103)       (473,161)        752,400        612,345

Net income (loss)                                     (21,125,075)     (3,190,148)        579,736         369,139        675,966

Income per common share-continuing operations
      Basic:                                        $        0.05   $        0.04   $        0.06   $       (0.03) $        0.01
      Diluted:                                               0.04            0.04            0.05           (0.03)          0.00

Income (loss) from discontinued operations
      Basic:                                                (0.87)          (0.19)          (0.03)           0.05           0.05
      Diluted:                                              (0.87)          (0.19)          (0.03)           0.04           0.04

Net income (loss) per common share
      Basic:                                                (0.83)          (0.15)           0.04            0.03           0.05
      Diluted:                                              (0.83)          (0.15)           0.03            0.02           0.05

Average number of shares used in computation:
      Basic                                            25,509,144      21,054,183      16,507,786      14,522,288     12,653,413
      Diluted                                          33,955,520      21,054,183      20,207,034      16,988,729     14,209,850


BALANCE SHEET DATA:
Total assets                                        $  86,781,397   $  68,319,331   $  49,426,735   $   9,401,343  $   9,316,864
Long-term liabilities, less current
  Portion                                              10,411,463       7,416,784       7,953,278         427,387        515,609
Total stockholders' equity                             15,599,970      28,917,595      16,453,516       6,524,735      5,244,213

See Notes 1, 10, 15 and 17 to Consolidated Financial Statements for discussions of business acquisitions and divestitures, restatements, stockholders' equity, earnings (loss) per share, restructuring and impairment charges, discontinued operations and their effects on comparability of year- to-year data. See "Item
5. Market for the Registrant's Common Equity and Related Stockholder Matters" for a discussion of our dividend policy.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

        The year 2000 has been significant in the Company's history. We have substantially increased the revenues and gross profits from our existing dealerships and at the same time integrated the operations of three dealerships we acquired this year and the one we acquired in September of 1999. By that measure, we have generated substantial growth. Despite the fact that our income from continuing operations was adversely impacted by the expected one-time operating costs incurred in the start-up and integration of these newly acquired dealerships, we had record sales and gross profits from our automotive dealerships' operations. On the other hand, we have discontinued the operations of our former Technology division. In connection with the discontinuance of our technology enterprises we have incurred material losses from their operations, as well as significant charges associated with their discontinuance. Management believes, however, that the divestiture of the technology operations will allow it to focus on the historically profitable automotive dealership segment of the business and, thereby, enhance shareholders' value.

RESULTS OF CONTINUING OPERATIONS - YEAR ENDED DECEMBER 31, 2000 AND YEAR ENDED DECEMBER 31, 1999

        Revenues. Revenues for the year ended December 31, 2000 increased to approximately $322.1 million, which is $112.6 million, or 53.7%, more than the prior year's revenues of $209.5 million. Such increase was solely attributable to the revenues of our automotive dealership operations, which were approximately $321.5 million for the 2000 year, an increase of $112.7 million, or 54.0%, over the prior year's revenue of $208.8 million. Of this increase, approximately $43.6 million relates to revenues generated by four dealerships we acquired between September 1999 and December 2000. The other primary reason for the significant growth in revenues was the substantial increase in unit sales. New car unit sales increased by 1,653 units, or 44.5% in 2000 from 1999, while used car unit sales increased 5,595 units, or 72.7%, in the 2000 year over the prior year. On a same-store basis, i.e., dealerships that were owned for the entire twelve months in both the 2000 and 1999 years, the increase in new vehicles sold was 662, or 18.2%, while used vehicles sold, retail and wholesale, increased by 4,019 units or 53.4%. Management believes that the increase in unit sales is primarily attributable to our automotive dealership operations' successful efforts in selling used vehicles at its expansive facility in Long Island City, New York and to a lesser extent the development of its used vehicle operation in Northern New Jersey. An average of 1,108 used vehicles, retail and wholesale, were sold during each of the months in the 2000 year, compared with an average of 641 used vehicles per month during the prior year. Our automotive dealership operations' sales efforts included extensive Internet promotions, local advertising in all media and the branding of our used car operation as "Major World." Management believes that market acceptance of its Major World brand was a strong contributor to the 2000 sales volume performance. Additionally, the average sales price per vehicle, for new vehicles, increased by approximately $744 (3.1%), per vehicle in 2000 as compared with 1999, while the average sales price in 2000 for used vehicles, retail and wholesale, decreased by approximately $672 (4.8%) from the year 1999.

        New vehicle sales revenue was approximately $132.5 million in 2000, an increase of $43.6 million or 49.0% from 1999 new vehicle sales revenue of $88.9 million. Approximately $18.9 million of this increase was represented by sales from dealerships that were owned for twelve months in each of the years.

        Used vehicle sales revenue was $178.1 million in 2000 and $108.3 million in 1999, an increase of approximately $69.8 million or 64.5%. On a same-store basis, the increase in used vehicle sales revenue in 2000 over 1999 was approximately $54.3 million, or 51.2%. These changes in sales volume of used vehicles is attributable, in part, to our successful efforts in obtaining non-recourse financing for prospective buyers who may have had difficulties obtaining financing elsewhere and also selling higher priced luxury quality used cars.

        Cost of sales. The cost of sales increase of $96.1 million, or 54.5 %, to $272.2 million in the year 2000 from $176.1 million in the year ended December 31, 1999, is solely attributable to our automotive dealership operations. The percentage increase is slightly more than the revenues percentage increase and reflects an increase of almost $981 or 4.5% in the average cost of new vehicles and an decrease of $503 or 4.4% in the average unit cost of used vehicles.

        Gross profit. Our automotive dealership operations generated almost all of the total gross profit of $49.9 million for the year ended December 31, 2000. The gross profit for automotive dealerships in 2000 was $49.2 million compared with the 1999 amount of $32.2 million, an increase of $17.0 million or 52.8%. The four dealerships we acquired between September 1999 and December

2000 generated approximately $6.0 million or 35.3% of this total increase. Additionally, we changed our method of accounting for our new vehicle inventory from the last-in, first-out method ("LIFO") to the first-in, first-out method. This resulted in a positive gross profit effect of approximately $300,000 in 2000. We retroactively restated the 1999 and 1998 inventory to conform with the current year's presentation. This resulted in increased gross profits of approximately $400,000 in 1999 and $50,000 in 1998.

        The balance of the gross profits increase was primarily attributable to
(i) the increase in units sold and (ii) the change in revenue percentage mix. Automotive dealership revenues went from 42.9% of total revenues generated by new vehicle sales and 52.2% generated by used vehicles sales in 1999 to 40.8% of total revenues generated by new vehicle sales and 54.9% generated by used vehicle sales in 2000. For the industry as a whole, the average percentage of new and used vehicles' revenue as a percentage of total dealership revenue is 60.1% and 28.6% respectively. Our dealerships' overall gross profit as a percentage of sales was 15.0%, compared with the industry average of 12.7%. Our gross profit percentage on new vehicles of 8.2% is above the industry average of 6.1%, while our gross profit percentage on used vehicle sales of 18.1% is significantly over the industry average used vehicle gross profit of 10.9%. Management believes that our product mix, i.e. our concentration on the more profitable used vehicle segment, is the significant factor in our profitability.

        Operating expenses. In the year ended December 31, 2000, operating expenses increased approximately $14.6 million to approximately $44.5 million, from $29.9 million in 1999. The most significant component of this increase is the start-up and integration expenses associated with the new dealerships we acquired since September 1999. These dealerships accounted for approximately $8.2 million of such increase. The balance of the increase is significantly attributable to the costs associated with increased sales efforts and results, principally, advertising and compensation of the previously existing dealerships.

        Interest expense. Interest expense had a net increase of approximately $900,000 to approximately $2.6 million in 2000 from interest expense of $1.7 million incurred in 1999. This is primarily related to the increase in floor plan interest based on the higher levels of automotive dealership operation's inventories and higher interest rates during 2000 as compared with 1999.

        Income tax expense. Local income tax expense of approximately $100,000 for the year ended December 31, 2000 was calculated on pre-tax income from continuing operations. The Company has provided for tax expense on the pre-tax income from its continuing operations for the year and recorded a tax benefit of approximately $500,000 in total, in connection with its discontinued operations.

        Discontinued operations. The non-automotive components of our business that our Board of Directors has determined to divest have generated a substantial loss. The aggregate amount of such loss from discontinued operations, net of taxes, in 2000 was approximately $22.4 million, compared with a loss from discontinued operations of $4.0 million in 1999. Such loss includes, net of taxes, the actual operating costs of those operations of approximately $6.8 million, plus a one-time, non-cash, charge of approximately $13.6 million to write-down the assets associated with those operations to their estimated net realizable value and a charge of $2.0 million to accrue an estimate of operating and other costs to be incurred until the divestiture has been completed.

RESULTS OF CONTINUING OPERATIONS - YEAR ENDED DECEMBER 31, 1999 AND YEAR ENDED DECEMBER 31, 1998

            Revenues. Revenues for the year ended December 31, 1999 increased to approximately $209.5 million, which is $110.9 million, or 112.5%, more than the prior year's revenues of $98.6 million. The increase in revenues was attributable primarily to the sales generated by our automotive dealerships, which were $208.8 million in 1999, compared with $97.6 million for the period from May 14, 1998 (date of acquisition) to December 31, 1998. This is an increase of $111.2 million or almost 114%. Revenues for Major Fleet decreased $(225,000) or (22.7%) to $767,000 in 1999 from $992,000 in 1998.

        A comparison of the average monthly revenue for the automotive dealerships during the year 1999 with the average monthly revenue generated by automotive dealerships for the seven and one-half month period they were owned in 1998 shows an approximate 30% increase in 1999, to more than $17 million per month in 1999 from approximately $13 million per month in 1998. Management believes that this increase in average monthly sales is primarily attributable to our successful efforts in selling used vehicles at our expansive facility in Long Island City, New York. Average monthly used car sales revenues increased almost 65% in the 1999 period as Major Auto continued to set used vehicle volume records for itself almost every month. Major Auto's initiatives included extensive Internet promotions, local increased advertising in all media, intensive focus on customer service and the branding of its used car operation as "Major World."

        Cost of sales. The automotive dealerships' cost of sales in 1999 increased $92.0 million or, 110%, to approximately $176.1 million from $84.1 million in 1998. The 1998 amount is attributable to Major Auto's operations since its acquisition on May 14, 1998 and is not directly comparable to the current year.

        Gross profit. Our automotive dealership operations generated almost all of the total gross profit of $33.4 million for the year ended December 31, 1999. Gross profit showed a net increase of $18.9 million, or 130% compared with 1998 gross profit of $14.5 million. This increase is almost solely attributable to the automotive dealership operations, the gross profit of which was $32.2 million in 1999, compared with gross profit of $13.5 million in the period May 14, 1998 (date of acquisition) to December 31, 1998. Gross profit as a percentage of sales for the dealership operations in 1999 was 15.9%, compared with 13.8% in 1998. Almost $800,000 of the gross profit is attributable to Major Fleet's leasing operations.

        Operating expenses. In the year ended December 31, 1999, operating expenses increased approximately $18.2 million to approximately $29.9 million, from $11.7 million in 1998. This increase is primarily attributable to a full year's operations for our automotive division in 1999 and is not directly comparable to 1998. Included in the Automotive Division's operating expenses in 1999 is a one-time charge of $1.8 million relating to reimbursement of certain expenses and a bonus for the Company's Chairman.

        Interest expense. Interest expense had a net increase of approximately $1.0 million, or 133%, to $1.7 million in 1999 from interest expense of $754,000 incurred in 1998. This increase is primarily related to the floor plan interest of approximately $800,000 in 1999, an increase of $600,000 arising from both a full year of operations for the automotive dealership operations and increased automotive sales and related inventory carrying costs. Additionally, interest incurred in financing the acquisition of Major Auto amounted to approximately $700,000, an increase of $200,000 over the prior year's amount of almost $500,000 and is reflective of a full year's payments compared with the period May 14, 1998 (date of acquisition) to December 31, 1998 in the prior year.

        Discontinued operations. The non-automotive components of our business that our Board of Directors has determined to divest have generated a loss from discontinued operations, net of taxes, in 1999 of approximately $4.0 million, compared with a loss from discontinued operations of $.5 million in 1998.

ASSETS, LIQUIDITY AND CAPITAL RESOURCES - DECEMBER 31, 2000

        At December 31, 2000, our total assets were approximately $86.8 million, an increase of approximately $18.5 million from December 31, 1999. This aggregate increase is primarily related to the increases in our accounts receivable of $2.7 million, inventories of $22.5 million, excess of costs over net assets acquired of $6.4 million and net property and equipment of $3.3 million. These increases are directly attributable to (i) the increased sales volume in our automotive dealership operations and (ii) the assets obtained through the acquisitions in the year of 2000. Significant offsets to these asset increases, include a decrease in cash of $3.8 million, a decrease in other assets of $1.0 million and a decrease of $12.0 million in net assets held for sale. This latter category represents the total of assets less related liabilities from the Company's former technology operations, which the Company has discontinued and is seeking to divest in an economically productive manner.

        The Company's primary source of liquidity for the year 2000 was $1,659,689 from its financing activities. This was the net effect of $5,440,088 of net proceeds from the private placement and the exercise of warrants for our common stock plus proceeds from long-term debt and lines of credit, aggregating $2,500,000, as offset by a redemption of adjustable warrants for $4,746,079, purchases of treasury stock for $631,390, payments of outstanding debt of $397,371 and an increase of amounts due from officers and shareholders of $505,559.

        Cash used in operating activities was $3,800,190. This was the result of cash used through our loss of $34,992, comprised of our net loss of $21,125,075, less non-cash charges of $21,090,083, and a net increase in assets of $20,985,539 (primarily from increases in accounts receivable of $2,742,427; inventories of $15,348,990 and other assets of $3,220,549, partially offset by additions to liabilities of $17,220,341 (primarily from increases in floor plan notes payable of $16,643,439 and accrued expenses of $2,286,126, partially offset by a decrease in accounts payable of $1,715,428). The increases in assets and liabilities were significantly attributable to the large volume of sales in the year of 2000, as well as the acquisitions of automotive dealerships that were consummated during that year.

        The net use of cash from operating activities of $3,800,190 was further increased by the cash used in investing activities of $1,698,641 for the net additions to property and equipment and business combinations.

        The foregoing activities, i.e. financing, operating and investing, resulted in a net cash decrease of $3,839,142 for the year ended December 31, 2000.

        We believe that the cash generated from existing operations, together with cash on hand, available credit from our current lenders, including banks and floor planning, will be sufficient to finance our current operations and internal growth for at least the next twenty-four months. However, we will require additional financing in connection with future planned acquisitions of automobile dealerships. There can be no assurance that, for additional growth, such funding will be available. We are exploring financing alternatives with respect to our projected cash requirements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

        We have discontinued our non-automotive operations, which increased the development of technology products in the United States, Canada and Israel. Although we sell some vehicles in the former Soviet republics, substantially all our revenues come from sales of vehicles in the United States. Consequently, foreign sales constitute a minimal amount of our revenues. Even so, our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because substantially all our revenues are currently denominated in U.S. dollars, a strengthening of the dollar could make our vehicles less competitive in foreign markets. Due to the nature of our investments and operations, we believe that there is not a material risk exposure.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements required by this Item 8 are set forth in Item 14 of this Form 10-K. All information which has been omitted is either inapplicable or not required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

                                         PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        As of April 10, 2001, our directors and executive officers were as follows:


NAME                              AGE                          POSITION
----                              ---                          --------

Bruce Bendell  .................  46    Chairman of the Board, Chief Executive Officer and
                                        Director

James Wallick  .................  49    President, Chief Operating Officer and Director

Richard L. Feinstein ...........  57    Senior Vice-President, Finance and Chief Financial
                                        Officer

David Edelstein ................  47    Director

Dennis Roth ....................  58    Director

Jeffrey Weiner .................  43    Director

        The following is a brief description of the professional experience and background of our directors and executive officers:

        Bruce Bendell. Mr. Bendell has served as our Chairman of the Board since our formation in November 1995, as our Chief Executive Officer from May 1998 until February 2000, as our President from May 14, 1998 to December 1998, and as our Chief Executive Officer since July 2000. Mr. Bendell has also served as the Chief Executive Officer and Chairman of our former subsidiary IG2, Inc. since its inception to March 2000 and as the President and a Director of Major Auto and its affiliates since December 1985. Mr. Bendell also serves on the board of E-Star Holdings, Inc., a privately held company.

        David Edelstein. Mr. Edelstein has served as our Director since May 1998. Mr. Edelstein has been in the real estate development business since 1979. Currently he is the Managing Member of Sutton East Associates LLC, a real estate development limited liability company and is involved in several sizable real estate projects in New York and Florida.

        Richard L. Feinstein. Mr. Feinstein has served as our Senior Vice President- Finance and Chief Financial Officer since December 1997. From 1994 to December 1997, Mr. Feinstein maintained his own financial and management consulting practice. From 1989 to 1994, Mr. Feinstein served as Managing Director and Chief Financial Officer of Employee Benefit Services, Inc. From 1978 to 1989, Mr. Feinstein was a partner in KPMG Peat Marwick and a predecessor firm.

        Dennis Roth. Mr. Roth has served as our Director since March 2000. Mr. Roth also served as Chairman and Chief Executive Officer of our former subsidiary, IG2, Inc. from March 2000 to September 2000. Mr. Roth has over 25 years experience at AT&T: most recently, Vice-President and Managing Partner, AT&T Solutions (1999); Chief Executive Officer, AT&T-Unisource Communications Services (1998); President & Managing Director, AT&T Communications (United Kingdom) Ltd. (1996 to 1998); and Regional Managing Director, AT&T Business Communications Services. Under Mr. Roth's direction, AT&T Communications (UK) Ltd., a telecommunications start-up, grew to approximately $300 million a year in revenues. Mr. Roth has served as President and Chief Executive Officer of ViaGate Technologies, Inc. since October 2000.

        James Wallick. Mr. Wallick has served as our Director since May 1998, Executive Vice President and Chief Operating Officer since September 1999 and President and Chief Operating Officer since July 2000. Mr. Wallick was also President of our former subsidiary, IG2, Inc. from September 2000 to March 2000. Mr. Wallick has been in the automotive dealership and financing business since 1971. He is currently Vice-President of MIC Leasing.

        Jeffrey Weiner. Mr. Weiner has served as our Director since May 1998. Mr. Weiner is a certified public accountant and has been with the accounting firm of Marcum & Kliegman LLP, where he is currently Managing Partner, since 1981.

        The following person, although not an executive officers or director, is regarded by management as a key employee:

        Harold Bendell. Mr. Bendell, age 52, has served as served as a senior executive of Major Dealer Group since December 1985. He, together with his brother, Bruce Bendell, is responsible for the day-to-day operations of the Major Dealer Group.

Compliance with Section 16(a) of the Exchange Act

        Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

        Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during 2000, Bruce Bendell is the only reporting person to have made late filings under Section 16(a). Mr. Bendell filed (i) a Form 4 in May 2000, to report sale transactions relating to our common stock that were consummated in January, February, March and April of 2000 and (ii) a Form 4 in June 2000, to report sale transactions relating to our common stock that were consummated April and May of 2000. These transactions were required to be reported on a Form 4 by Mr. Bendell in February, March and April, respectively.

ITEM 11.       EXECUTIVE COMPENSATION

        The following table sets forth information for each of our fiscal years ended December 31, 2000 and 1999 concerning compensation of (i) all individuals serving as our Chief Executive Officer during the fiscal year ended December 31, 2000 and (ii) each other of our executive officers whose total annual salary and bonus equaled or exceeded $100,000 in the fiscal year ended December 31, 2000 (collectively, the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE


                                                                                                              LONG-TERM
                                                                ANNUAL COMPENSATION                          COMPENSATION
                                                                -------------------                          ------------
                                                                                                             SECURITIES
                                                                                                            UNDERLYING
NAME AND PRINCIPAL POSITION                 YEAR          SALARY            BONUS           OTHER            OPTIONS (#)
---------------------------                 ----          ------            -----           -----            ----------
Doron Cohen (1)                             2000       $  118,248                0                0                0
President, Chief Executive Officer          1999       $  244,580                0                0                0
and Treasurer                               1998       $  246,500                0                0                0



Bruce Bendell (1)(2)                        2000       $  236,426                0                0          400,000
Chairman of the Board and                   1999       $  278,000        1,800,000                0                0
Chief Executive Officer                     1998       $  248,530       $  127,437                0                0


James Wallick (3)                           2000       $  200,000       $  492,251           19,100          200,000
President and Chief Operating Officer       1999       $   50,000                0                0                0
                                            1998                0                0                0                0


Richard L. Feinstein (4)                    2000       $  165,654                0       $    6,324           15,000
Senior Vice President, Finance              1999       $  170,715       $   70,000       $    6,324          112,500
and Chief Financial Officer                 1998       $  125,000                0       $    3,166                0

(1) Salary in 1998 includes $150,000 from us (subsequently paid through the issuance of 87,804 shares of our common stock). In July 2000, Mr. Cohen resigned from all of his positions with us. As part of his Separation and Release Agreement, we agreed to pay him an aggregate of $662,000, subject to certain considerations. Additionally, we agreed to a potential forgiveness of Mr. Cohen's indebtedness to us in the aggregate amount of $1,048,067 to begin, under certain circumstances, on August 8, 2003 and continue on the next two anniversary dates, with one-third lapsing at each date. See "Employment Contracts and Termination of Employment, and Change in Control Arrangements."

(2) Salary in 1998 includes $150,000 from us (subsequently paid through the issuance of our 87,804 shares of common stock). In 1998, Mr. Bendell received $81,250 in salary and $127,437 in bonus from Major Dealer Group since its acquisition on May 14, 1998. In December 1999, we incurred a liability for a one-time charge of $1.8 million to Mr. Bendell for reimbursement of certain expenses and a bonus.

(3) The amount reported for 1999 represents amounts paid Mr. Wallick in that year from the date of his employment. For 2000, the amount reported under Bonus represents an aggregate cash bonus of $250,000, plus the issuance of 22,500 shares of our common stock valued at $242,251 at the date of issuance. The amount reported under Other Annual Compensation represents an automobile allowance of $1,175 per month.

(4) Other Annual Compensation amount represents an automobile allowance of $527 per month since July 1998. The amount reported under Bonus reflects the value of shares issued to Mr. Feinstein in January 1999.

OPTION GRANTS IN LAST FISCAL YEAR

        The following table sets forth certain information regarding stock options granted to the Named Executive Officers during 2000. We have never granted any stock appreciation rights.

                         INDIVIDUAL GRANTS (1)

                                      PERCENT OF                           POTENTIAL REALIZABLE
                        NUMBER OF       TOTAL                                VALUE AT ASSUMED
                       SECURITIES       OPTIONS                            ANNUAL RATES OF STOCK
                       UNDERLYING     GRANTED TO    EXERCISE                  OPTION TERM (3)
                         OPTIONS     EMPLOYEES IN  PRICE PER  EXPIRATION
NAME                     GRANTED       2000 (2)    SHARE ($)     DATE         5%           10%
----                   ----------    ------------  ---------  ----------   ---------   ---------
Bruce Bendell          400,000 (4)      62.0%        $.875    10/17/2010   $220,113    $557,810
James Wallick          200,000 (4)      31.0%        $.875    10/17/2010   $110,057    $278,905
Richard L. Feinstein    15,000 (4)       2.3%        $.875    10/17/2010   $  8,254    $ 20,918

(1) Each option represents the right to purchase one share of common stock. The options shown in this table were all granted under our 1999 Stock Option Plan.

(2) In the year ended December 31, 2000, we granted options to officers and employees to purchase an aggregate of 645,000 shares of our common stock.

(3) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent our estimate or projection of future common stock price growth. These amounts represent certain assumed rates of appreciation in the value of our common stock from the fair market value on the date of grant. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock and overall stock market conditions. The amounts reflected in the table may not necessarily be achieved.

(4)  The options vested immediately upon their grant.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

        No options were exercised by any of the Named Executive Officers during the fiscal year ended December 31, 2000. There were no unexercised "in-the-money" options held by any Named Executive Officers as of December 31, 2000.

COMPENSATION OF DIRECTORS

        Non-employee Directors each received 4,500 shares of our Common Stock and 4,500 options to purchase shares of Common Stock in 2000 under our 1999 Directors Stock Plan. We reimburse directors for their expenses of attending meetings of the Board of Directors.

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

        As of October 19, 1999, we have entered into a memorandum of understanding with James Wallick, our President and Chief Operating Officer, pursuant to which he is to serve as our Executive Vice-President for a term of three years, at an annual base salary of $200,000. The annual salary is subject to a $100,000 incentive pursuant to commissions to be mutually agreed upon. Mr. Wallick was also granted a signing bonus consisting of 22,500 shares of our common stock. In addition, Mr. Wallick is entitled to various fringe benefits and is entitled to participate in any incentive, stock option, deferred compensation or pension plans established by our Board of Directors.

        In July 2000, Doron Cohen resigned from all positions with the Company and entered into a Separation and Release Agreement with the Company dated August 8, 2000 (the "Agreement"). The financially significant provisions of the Agreement provide for periodic payments to begin on August 15, 2000. Such cash payments consist of an initial payment of $250,000; monthly payments of $500 beginning July 1, 2000 and ending June 1, 2002, aggregating $12,000; plus monthly payments of $20,833.33 beginning July 1, 2001 through June 1, 2002 and $4,166.66 per month beginning July 1, 2002 and ending on June 1, 2005, the aggregate amount of which is $650,000. The total of all cash payments to Mr. Cohen is $662,000. In order to qualify for such future payments, Mr. Cohen must remain in compliance with non-disparagement, non-solicitation, non-compete and voting restriction provisions embodied in the Agreement. We have also agreed to continue Mr. Cohen and his family on our health plan and to provide him with an automobile for two years. Additionally, we agreed to a potential forgiveness of Mr. Cohen's indebtedness to us in the aggregate amount of $1,048,067 to begin, under certain circumstances, on August 8, 2003 and continue on the next two anniversary dates, with one-third lapsing at each date. The requirements for such forgiveness also include Mr. Cohen's compliance with the restrictive provisions of the Agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Compensation Committee of our Board of Directors consists of Messrs. Edelstein and Weiner, none of whom has been an officer or employee at any time since our inception. None of our executive officers serve as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee. Prior to the formation of the Compensation Committee, the Board of Directors as a whole made decisions relating to the compensation of our executive officers.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

        Under the Nevada Revised Statute, as amended, a director, officer, employee or agent of a Nevada corporation may be entitled to indemnification by the corporation under certain circumstances against expenses, judgments, fines and amounts paid in settlement of claims brought against them by a third person or by or in right of the corporation.

        We are obligated under our Articles of Incorporation to indemnify any of our present or former directors who served at our request as a director, officer or member of another organization against expenses, judgments, fines and amounts paid in settlement of claims brought against them by a third person or by or in right of the corporation if such director acted in good faith or in a manner such director reasonably believed to be in, or not opposed to, our best interests and, with respect to any criminal action or proceeding, if such director had no reason to believe his or her conduct was unlawful. However with respect to any action by or in the right of the Company, the Articles of Incorporation prohibit indemnification in respect of any claim, issue or matter as to which such director is adjudged liable for negligence or misconduct in the performance is his or her duties to us, unless otherwise ordered by the relevant court. Our Articles of Incorporation also permit us to indemnify other persons except against gross negligence or willful misconduct.

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

        The Nevada Revised Statute, as amended, also permits a corporation to limit the personal liability of its officers and directors for monetary damages resulting from a breach of their fiduciary duty to the corporation and its stockholders. Our Articles of Incorporation limit director liability to the maximum extent permitted by the Nevada Revised Statute, which presently permits limitation of director liability except (i) for a director's acts or omissions that involve intentional misconduct, fraud or a knowing violation of law and
(ii) for a director's willful or grossly negligent violation of a Nevada statutory provision that imposes personal liability on directors for improper distributions to stockholders. As a result of the inclusion in our Articles of Incorporation of this provision, our stockholders may be unable to recover monetary damages against directors as a result of their breach of their fiduciary duty to us and our stockholders. This provision does not, however, affect the availability of equitable remedies, such as injunctions or rescission based upon a breach of fiduciary duty by a director.

        We maintain a $5 million liability insurance policy for the benefit of our officers and directors.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following tables sets forth information with respect to the beneficial ownership of each class of our securities as of April 10, 2001, respectively, by (i) each of our directors, (ii) each of our executive officers,
(iii) all of our directors and executive officers as a group and (iv) each person known to us to own more than 5% of any class of our securities:

                                                                  1997 Major Series of
                                                                      Convertible
                                                                  Preferred Stock (2)
                                                                 ---------------------
Name and Address              Number of Shares      Percent(1)   Number        Percent
----------------              ----------------      ----------   ------        -------

Bruce Bendell                  8,754,344 (3)(12)      31.3%      2,250,000      100.0%
Doron Cohen                    2,599,462 (4)          10.3%
David Edelstein                  133,900 (5)(6)          *
Richard L. Feinstein             185,500 (7)             *
James Wallick                    287,439 (8)            1.1%
Jeffrey Weiner                   451,450 (5)(9)         1.8%
Dennis Roth                       15,000 (10)             *
Millennium III Trust           2,292,500 (11)           9.1%
All directors and
  executive officers as a
  group                        9,827,633 (12)(13)      34.2%

*    Represents less than 1% of the outstanding shares of Common Stock.

(1)  Based on 25,184,199 shares of common stock outstanding on April 10, 2001.

(2) Based on 500,000 shares of the 1997-Major Series of Convertible Preferred Stock outstanding on April 10, 2001, which converts into 2,250,000 shares of common stock.

(3) Includes: (i) 23 shares of common stock owned by Mr. Bendell's wife and the following shares of common stock which Mr. Bendell has the right to acquire within 60 days: (a) 112,500 shares of common stock which Mr. Bendell has the right to acquire upon the exercise of warrants; and (b) 2,250,000 shares of common stock, the minimum number of shares of common stock into which the 500,000 shares of the 1997-Major Series of Convertible Preferred Stock beneficially owned by Mr. Bendell are convertible into common stock; and (ii) options for 400,000 shares of common stock which are immediately exercisable.

(4) Based on a Schedule 13G/A filed on February 1, 2001. Pursuant to a Separation and Release

     Agreement dated August 8, 2000, the shares will be voted in accordance with the recommendation of the majority of the non-employee directors of the Company.

(5) Includes options for 124,000 shares of common stock which are immediately exercisable.

(6)  Includes 9,900 shares of common stock owned by Mr. Edelstein's children.

(7) Includes options for 105,000 shares of common stock which are immediately exercisable.

(8) Includes options for 204,500 shares of common stock which are immediately exercisable.

(9) Includes options for 250,000 shares of common stock which are immediately exercisable and 14,500 shares of common stock owned by Mr. Weiner's wife.

(10) Includes options for 15,000 shares of common stock which are immediately exercisable.

(11) Include shares owned by an irrevocable trust of which Mr. Bendell is a beneficiary, but which Mr. Bendell disclaims any voting or dispositive power.

(12) Includes (i) 24,423 shares of common stock owned by immediate family members of directors and executive officers as a group, (ii) 2,362,500 shares of common stock that the directors and executive officers as a group have the right to acquire within 60 days and (iii) options for 1,222,500 of common stock which are immediately exercisable.

(13) The address for each beneficial owner is c/o Fidelity Holdings, Inc., 80-02 Kew Gardens Rd., Suite 5000, Kew Gardens, NY 11415.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On August 8, 2000, Mr. Cohen signed a Separation and Release Agreement (the "Agreement") with the Company. The financially significant provisions of the Agreement provide for periodic payments to begin on August 15, 2000. Such cash payments consist of an initial payment of $250,000; monthly payments of $500 beginning July 1, 2000 and ending June 1, 2002, aggregating $12,000; plus monthly payments of $20,833.33 beginning July 1, 2001 through June 1, 2002 and $4,166.66 per month beginning July 1, 2002 and ending on June 1, 2005, the aggregate amount of which is $650,000. The total of all cash payments to Mr. Cohen is $662,000. In order to qualify for such future payments, Mr. Cohen must remain in compliance with non-disparagement, non-solicitation, non-compete and voting restriction provisions embodied in the Agreement. We have also agreed to continue Mr. Cohen and his family on our health plan and to provide him with an automobile for two years. Additionally, we have agreed to a potential forgiveness of Mr. Cohen's indebtedness to us in the aggregate amount of $1,048,067 to begin, under certain circumstances, on August 8, 2003 and continue on the next two anniversary dates, with one-third lapsing at each date. The requirements for such forgiveness also include Mr. Cohen's compliance with the restrictive provisions of the Agreement. The payments are due to begin in August 2001. Based on the report of an independent appraiser, we have recorded a deferred charge of $840,000 as the value of the non-compete and other provisions of the Agreement, which relates to continuing operations of the Company. This amount is being amortized over twenty-four months starting August 2000. Accordingly, $175,000, representing five months of amortization, has been charged in the year ended December 31, 2000.

        We have retained the accounting firm of Marcum & Kliegman LLP to provide certain accounting and tax services for us and our subsidiary Major Fleet. In 2000, we paid Marcum & Kliegman LLP $99,500 for its services. Mr. Weiner, one of our directors, is Managing Partner of Marcum & Kliegman LLP.

        Our Chairman, Bruce Bendell, has interests in several non-affiliated auto dealerships, including Five Towns Nissan, for which Major Auto purchases cars and provides other services. Major Auto charges a fee to offset any expenses incurred in providing such services. The volume of such transactions is immaterial to Major Auto's operations; however, at December 31, 2000, these affiliated dealerships were indebted to Major Auto in an amount of approximately $707,613.

        On December 11, 2000, we issued to M&K Equities, Ltd., a New York corporation ("M&K"), which is an affiliate of Jeffrey Weiner, a member of our board of directors, a senior subordinated secured promissory note in the principal amount of $2,000,000 in consideration for a $2,000,000 loan from M&K. The note is due on December 11, 2002 (the "Maturity Date") at a rate per annum of ten percent (10%). Interest under the note is payable in monthly installments with all outstanding principal and interest due on the Maturity Date. In order to induce M&K to make the loan, we also agreed to grant a lien on and security interest in all of our assets, other than our technology assets, as collateral security for the due payment and performance of all indebtedness, liabilities and obligations under the note, which collateral is set forth in a security agreement, subject to prior senior liens. Mr. Weiner also received options under the 1999 Employee Stock Option Plan to purchase 250,000 shares of our common stock at an exercise price of $0.47. The fair value ascribed to the options was approximately $95,000 based on the Black-Scholes option-pricing model; such amount was recorded as a deferred charge and as additional paid-in-capital of stockholders equity. The amount of the deferred charge will be amortized ratably over the term of the note.

                                     PART IV

ITEM. 14.      EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits

Exhibit Number        Description                                                         Page
--------------        -----------                                                         ----

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

3.5*                  Articles of Incorporation of C.B.S. Computer Business
                      Sciences Ltd., incorporated by reference to Exhibit 3.5 of
                      Company's Registration Statement on Form 10-SB, as amended,
                      filed with the Securities and Exchange Commission on March          N/A
                      7, 1997.

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

3.10                  Certificate of Amendment to Articles of Incorporation of the
                      Company filed on December 12, 2000.                                  -

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

4.1(i)**              Form of Amended and Restated Certificate of Designation for
                      the Company's 1996-MAJOR Series of Convertible Preferred            N/A
                      Stock.

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

4.9**                 Form of Registration Rights Agreement between the Company,
                      Castle Trust and Management Services Limited and Bruce

                      Bendell.                                                            N/A

4.10**                Form of the Company's 10% Convertible Subordinated Debenture
                      due 1999.                                                           N/A

4.11****              Certificate of Designation for the Company's 1997-Major
                      series of Convertible Preferred Stock.                              N/A

4.11******            Form of Warrant.                                                    N/A

4.12******            Form of CBS Warrant.                                                N/A

4.13******            Form of Debenture.                                                  N/A

4.14*******           Form of Closing Warrant.                                            N/A

4.15*******           Form of Adjustable Warrant.                                         N/A

4.16********          Form of Closing Warrant.                                            N/A

4.17********          Form of Adjustable Warrant.                                         N/A

4.18*********         Form of Closing Warrant.                                            N/A

4.19*********         Form of Adjustable Warrant.                                         N/A

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

10.11*                Indemnification Agreement dated December 6, 1995 between the
                      Company and Richard C. Fox, incorporated by reference to
                      Exhibit 10.11 of Company's Registration Statement on Form
                      10-


                      SB, as amended, filed with the Securities and Exchange
                      Commission on March 7, 1997.                                        N/A

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

10.36**               Lease Agreement, dated February 1996, between Prajs Drimmer


                      Associates, as Landlord, and Barak Technology Inc., as              N/A
                      Tenant.

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

10.41**               Chrysler Leasing System License Agreement between Chrysler
                      Motors Corporation, as Licensor, and Major Fleet &
                      Leasing Corp., as Licensee.                                         N/A

10.42**               GMAC Retail Plan Agreement between General Motors Acceptance
                      Corp. and Major Fleet & Leasing Corp., as Dealer.                   N/A

10.43**               Fidelity Holdings, Inc. 1996 Employees' Performance
                      Recognition Plan.                                                   N/A

10.44**               Secured Promissory Note, dated December 31, 1996, between
                      Doron Cohen, as Maker, and Fidelity Holdings, Inc., as              N/A
                      Holder.

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

10.54**               Contribution Agreement dated as of October 6, 1997 between
                      the Company, Bruce Bendell and Doron Cohen.                         N/A

10.55**               Letter of Commitment dated March 16, 1998 from Falcon
                      Financial, LLC to Major Auto Acquisition, Inc.                      N/A

10.56****             Security Agreement, dated May 14, 1998, made by Major
                      Acquisition Corp., Major Automotive Realty Corp., and Falcon
                      Financial, LLC.                                                     N/A

10.57****             Guarantee, dated as of May 14, 1998, made by Fidelity
                      Holdings, Inc. in favor of Falcon Financial, LLC.                   N/A

10.58****             Amended and restated secured promissory note, dated May 14,
                      1998 and between Major Acquisition Corp. and Falcon
                      Financial, LLC.                                                     N/A

10.59***              Consulting Agreement among Fidelity Holdings, Inc., Major
                      Automotive Group, Inc. and Clemont Investors Ltd., dated
                      October 1, 1998.                                                    N/A

10.60******           Placement Agent Agreement, dated as of January 25, 1999,
                      between Fidelity Holdings, Inc. and The Zanett Securities
                      Corporation, Claudio Guazzoni, David McCarthy, and Tony
                      Milbank.                                                            N/A

10.61******           Securities Purchase Agreement dated as of January 25, 1999, by and among Fidelity Holdings, Inc., Computer Business
                      Sciences,

                      Inc., Zanett Lombardier, Ltd., Goldman Sachs Performance
                      Partners, L.P., Goldman Sachs Performance Partners,
                      (Offshore) L.P., David McCarthy and Bruno Guazzoni.                 N/A

10.62******           Registration Rights Agreement dated as of January 25, 1999, by and among Fidelity Holdings, Inc., Zanett Lombardier,
                      Ltd., Goldman Sachs Performance Partners, L.P., Goldman
                      Sachs Performance Partners, (Offshore) L.P., David McCarthy
                      and Bruno Guazzoni.                                                 N/A

10.63*******          Letter Agreement, dated as of June 24,1999, by and among
                      Fidelity Holdings, Inc. and Strong River Investments, Inc.,
                      Bay Harbor Investments, Inc. and Augusta Street LLC.                N/A

10.64*******          Securities Purchase Agreement dated as of June 24, 1999, by and among Fidelity Holdings, Inc. and Strong River
                      Investments, Inc., Bay Harbor Investments, Inc. and Augusta         N/A
                      Street LLC.

10.65*******          Registration Rights Agreement dated as of June 24, 1999, by and among Fidelity Holdings, Inc. and Strong River
                      Investments, Inc., Bay Harbor Investments, Inc. and Augusta         N/A
                      Street LLC.

10.66********         Securities Purchase Agreement dated as of December 8, 1999, by and among Fidelity Holdings, Inc. and Strong River
                      Investments, Inc., Montrose Investments Ltd. and Augusta            N/A
                      Street LLC.

10.67*********        Registration Rights Agreement dated as of December 8, 1999, by and among Fidelity Holdings, Inc. and Strong River
                      Investments, Inc., Montrose Investments Ltd. and Augusta            N/A
                      Street LLC.

10.68*********        Securities Purchase Agreement dated as of February 8, 2000, by and among Fidelity Holdings, Inc. and Strong River
                      Investments, Inc., Montrose Investments Ltd. and Augusta            N/A
                      Street LLC.

10.69*********        Registration Rights Agreement dated as of February 8, 2000, by and among Fidelity Holdings, Inc. and Strong River
                      Investments, Inc., Montrose Investments Ltd. and Augusta            N/A
                      Street LLC.

10.70**********       Merger Agreement dated January 18, 2000 by and among
                      Fidelity Holdings, Inc., Cars Acquisition, Inc., CarsTV.com,
                      Inc., and Jack H. Singer.                                           N/A

10.71**********       Transfer Restriction and Optional Conversion Agreement dated
                      January 18, 2000 by and among Fidelity Holdings, Inc., Jack
                      H. Singer and certain other individual investors.                   N/A

10.72**********       Escrow Agreement dated January 18, 2000 by and among
                      Fidelity Holdings, Inc., Cars Acquisition, Inc., CarsTV.com,
                      Inc., and Jack H. Singer, certain other individual investors and Littman Krooks

                      Roth & Ball P.C., as escrow agent.                                  N/A

10.73**********       Securities Purchase Agreement dated as of March 14, 2000, by and between Fidelity Holdings, Inc. and Strong River
                      Investments, Inc.                                                   N/A

10.74**********       Registration Rights Agreement dated as of March 14, 2000, by and between Fidelity Holdings, Inc. and Strong River
                       Investments, Inc.                                                  N/A

10.75**********       Lease Agreement dated as of January 28, 2000, by 80-02
                       Leasehold Company, L.P. and Mid-Atlantic
                       Telecommunications, Inc.                                           N/A

10.76**********       Repurchase of Nissko Master Rights Agreement among Computer
                       Business Sciences Inc, Nisko L.P. and shareholders of
                       Nissko Telecom Ltd dated November 30, 1999.                        N/A

10.77***********      Separation and Release Agreement dated as of August 8, 2000, entered into by and among Fidelity Holdings, Inc. and Doron
                      Cohen.                                                              N/A

10.78************     Redemption Agreement dated as of September 8, 2000, entered into by and among Fidelity Holdings, Inc., Strong River
                      Investments, Inc. and Montrose Investments Ltd.                     N/A

10.79************     Redemption Agreement dated as of September 8, 2000, entered
                       into between Fidelity Holdings, Inc. and Augusta Street LLC.       N/A

10.80*************    Senior Secured Promissory Note due December 11, 2002 dated
                      December 11, 2000.                                                  N/A

10.81*************    Security and Pledge Agreement dated December 11, 2000
                      between Fidelity Holdings, Inc. and M&K Equities, Ltd.              N/A

10.82                 Asset Purchase Agreement Asset dated as of February 12, 2001 between Internet Creations, Inc. (d/b/a Internet
                       Connections) and Access Technology, Inc.                            -

10.83                 Stock Purchase Agreement dated of March 27, 2001 by and
                      among Global Communications of NY, Inc., Fidelity Holdings,
                      Inc. and IG2, Inc.                                                   -

10.84                 Senior Secured Promissory Note due March 27, 2006 dated
                       March 27, 2001.                                                     -

10.85                 Separation and Release Agreement dated March 27, 2001
                      entered into by and between Fidelity Holdings, Inc. and
                      Kimberly Peacock.                                                    -

10.86                    Letter dated November 21, 2000 regarding Promissory Notes
                         in favor of Strong River Investments, Inc. and Montrose
                         Investments Ltd.                                                    -

11.1                     Statement re: computation of per share earnings.                     -

16.1*****                Letter from Peter C. Cosmas Co., CPAs, dated February 9,            N/A
                         1999.

18.1                     Letter from BDO Seidman, LLP, Independent Accountants,
                         regarding Change in Accounting Principles.                           -

21.1                     List of Subsidiaries of the Company.                                 -

23.1                     Consent of BDO Seidman, LLP, Independent Accountants.                -

* Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's registration statement on Form 10-SB (File No. 0-29182).

** Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's annual report on Form 10-KSB for the year ended December
                      31, 1997 (File No. 0-29182)

*** Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's quarterly report on Form 10-QSB for the quarter ended
                      September 30, 1998 (File No. 0-29182).

**** Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's current report on Form 8-K, dated May 14, 1998. (File No.
                      0-29182).

***** Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's current report on form 8-K, dated February 5, 1999. (File
                      No. 0-29182).

****** Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's current report on form 8-K, dated January 26, 1999. (File
                      No. 0-29182).

******* Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's current report on form 8-K, dated July 3, 1999. (File No.
                      0-29182).

******** Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's current report on form 8-K, dated December 10, 1999. (File
                      No. 0-29182).

*********             Previously filed with the Commission as Exhibits to, and
                      incorporated herein by reference from, the Company's
                      current report on form 8-K, dated February 16, 2000 (File
                      No. 0-29182).



**********     Previously filed with the Commission as Exhibits to, and
               incorporated herein by reference from, the Company's annual report on Form 10-KSB for the year ended December 31, 1999 (File
               No. 0-29182).

***********    Previously filed with the Commission as Exhibits to, and
               incorporated herein by reference from, the Company's current report on form 10-Q, dated August 21, 2000 (File No. 0-29182).

************   Previously filed with the Commission as Exhibits to, and
               incorporated herein by reference from, the Company's current report on form 8-K, dated September 22, 2000 (File No. 0-29182).

*************  Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's current report on form 8-K, dated December 21, 2000 (File No. 0-29182).

(b)  Reports on Form 8-K

          The Company filed a Report on Form 8-K on December 12, 2000 reporting the issuance to M&K Equities, Ltd. a certain senior subordinated secured promissory note in the principal amount of $2,000,000 in consideration of a $2,000,000 loan.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Fidelity Holdings, Inc.


Dated: April 17, 2001
                                      By: /s/ Bruce Bendell
                                      --------------------------------------
                                      Bruce Bendell, Chief Executive Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature                    Title                                              Date
---------                    -----                                              ----

/s/ Bruce Bendell            Chief Executive Officer and Director               April 17, 2001
-------------------------
Bruce Bendell


/s/ James Wallick            President, Chief Operating Officer and Director    April 17, 2001
-------------------------
James Wallick


/s/ David Edelstein          Director                                           April 17, 2001
-------------------------
David Edelstein


/s/ Richard L. Feinstein     Senior VP, Finance and Chief Financial Officer     April 17, 2001
-------------------------
Richard L. Feinstein


/s/ Dennis Roth              Director                                           April 17, 2001
-------------------------
Dennis Roth


/s/ Jeffrey Weiner           Director                                           April 17, 2001
-------------------------
Jeffrey Weiner

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors
Fidelity Holdings, Inc.

We have audited the consolidated balance sheets of Fidelity Holdings, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Holdings, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2000, the Company changed its method of accounting for inventory pricing.





                                                                BDO Seidman, LLP



New York, New York

March 30, 2001

                                                         FIDELITY HOLDINGS, INC.
                                                                AND SUBSIDIARIES


                                                     CONSOLIDATED BALANCE SHEETS



 December 31,                                                                            2000                   1999
-------------                                                                            ----             ----------
                                                                                                          (restated)
 ASSETS
 CURRENT:
    Cash and cash equivalents                                                    $  2,786,312           $  6,625,454
    Net investment in direct financing leases, current                                289,010                411,444
    Accounts receivable, net of allowance for doubtful accounts of
       $200,000 and $385,000                                                        8,078,111              5,335,684
    Inventories                                                                    47,465,261             24,954,618
    Other current assets                                                            1,964,954              1,987,169
    Net assets held for sale                                                        1,000,000             13,075,711
                                                                                  -----------            -----------
       TOTAL CURRENT ASSETS                                                        61,583,648             52,390,080
 NET INVESTMENT IN DIRECT FINANCING LEASES, NET OF CURRENT PORTION                    205,992                508,084
 PROPERTY AND EQUIPMENT, NET                                                        8,754,983              5,413,363
 DEFERRED INCOME TAXES                                                                645,000                125,000
 EXCESS OF COSTS OVER NET ASSETS ACQUIRED                                          13,909,058              7,533,856
 DUE FROM OFFICER                                                                     347,765                      -
 OTHER ASSETS                                                                       1,334,951              2,348,948
                                                                                  -----------            -----------
                                                                                  $86,781,397            $68,319,331
                                                                                  ===========            ===========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Notes payable - floor plan                                                    $45,214,444            $21,661,654
    Notes payable - other                                                           1,250,001                      -
    Line of credit                                                                    500,000                      -
    Accounts payable                                                                4,940,132              6,655,560
    Accrued expenses                                                                4,222,609              1,853,481
    Current maturities of long-term debt                                              866,120                758,150
    Customer deposits                                                                 701,963                600,362
    Other current liabilities                                                               -                239,508
                                                                                  -----------            -----------
         TOTAL CURRENT LIABILITIES                                                 57,695,269             31,768,715
 LONG-TERM DEBT, LESS CURRENT MATURITIES                                           10,411,443              7,416,784
 OBLIGATIONS UNDER CAPITAL LEASES                                                   3,011,821                      -
 DUE TO OFFICER                                                                             -                157,794
 OTHER                                                                                 62,894                 58,443
                                                                                  -----------            -----------
         TOTAL LIABILITIES                                                         71,181,427             39,401,736
                                                                                  -----------            -----------
 COMMITMENTS AND CONTINGENCIES
 STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value - 2,000,000 shares authorized;
       500,000 shares issued and outstanding                                            5,000                  5,000
    Common stock, $.01 par value - 50,000,000 shares authorized;
       26,085,698 and 24,029,694 shares issued and outstanding in 2000
       and 1999, respectively                                                         260,859                160,198
    Unearned stock-based compensation                                                (284,391)                     -
    Additional paid-in capital                                                     39,210,271             30,593,905
    Cumulative currency translation adjustment                                              -                 (6,204)
    Treasury stock, at cost                                                          (894,970)              (263,580)
    Deficit                                                                       (22,696,799)            (1,571,724)
                                                                                  -----------            -----------
         TOTAL STOCKHOLDERS' EQUITY                                                15,599,970             28,917,595
                                                                                  -----------            -----------
                                                                                  $86,781,397            $68,319,331
                                                                                  ===========            ===========


                    See accompanying notes to consolidated financial statements.

                                                         FIDELITY HOLDINGS, INC.
                                                                AND SUBSIDIARIES


                                           CONSOLIDATED STATEMENTS OF OPERATIONS



 Year ended December 31,                                                  2000               1999                1998
 -----------------------                                                  ----               ----                ----
                                                                                       (restated)          (restated)
 REVENUES:
    Sales                                                         $322,142,231       $209,531,993         $98,578,970
    Cost of sales                                                  272,246,635        176,121,370          84,070,267
                                                                  ------------       ------------         -----------
         GROSS PROFIT                                               49,895,596         33,410,623          14,508,703
 OPERATING EXPENSES                                                 44,548,711         29,957,748          11,681,617
 INTEREST EXPENSE, NET OF INTEREST INCOME                            2,660,638          1,746,920             754,189
                                                                  ------------       ------------         -----------
         INCOME BEFORE INCOME TAX EXPENSE  AND
            LOSS FROM DISCONTINUED OPERATIONS                        2,686,247          1,705,955           2,072,897
 INCOME TAX EXPENSE                                                  1,384,000            890,000           1,020,000
                                                                  ------------       ------------         -----------
               INCOME FROM CONTINUING OPERATIONS                     1,302,247            815,955           1,052,897
 LOSS FROM DISCONTINUED OPERATIONS (NET OF INCOME TAX
    BENEFIT)                                                       (22,427,322)        (4,006,103)           (473,161)
                                                                  ------------       ------------         -----------
 NET INCOME (LOSS)                                                $(21,125,075)       $(3,190,148)        $   579,736
                                                                  ============       ============         ===========
 Income per common share - continuing operations:
       Basic                                                             $0.05              $0.04               $0.06
       Diluted                                                           $0.04              $0.04               $0.05
                                                                  ============       ============         ===========
 Loss per common share - discontinued operations:
       Basic and diluted                                                $(0.87)            $(0.19)             $(0.03)
                                                                  ============       ============         ===========
 Net income (loss) per common share:
    Basic                                                               $(0.83)            $(0.15)              $0.04
    Diluted                                                             $(0.83)            $(0.15)              $0.03
                                                                  ============       ============         ===========
 Average number of shares used in computation:
       Basic                                                        25,509,144         21,054,183          16,507,786
       Diluted                                                      33,955,520         21,054,183          20,207,034
                                                                  ============       ============         ===========


                    See accompanying notes to consolidated financial statements.

                                                         FIDELITY HOLDINGS, INC.
                                                                AND SUBSIDIARIES


                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



 Years ended December 31, 2000, 1999 and 1998
-----------------------------------------------------------------------------------------------------------------------------



                                                       Preferred stock                  Common stock             Treasury stock
                                                    ---------------------       ------------------------      --------------------
                                                     Shares        Amount           Shares        Amount      Shares        Amount
-----------------------------------------------------------------------------------------------------------------------------------
 BALANCE, JANUARY 1, 1998                         $ 250,000      $  2,500        6,895,700     $  68,957           -             -
 Comprehensive income (loss):
    Net income                                            -             -                -             -           -             -
    Other comprehensive loss:
       Translation adjustment                             -             -                -             -           -             -
 Comprehensive income for the year
 Issuance of preferred stock for acquisition
    of Major Automotive Group                       900,000         9,000                -             -           -             -
 Issuance of common stock for services and
    assets                                                -             -        1,140,814        11,408           -             -
-----------------------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 1998                       1,150,000        11,500        8,036,514        80,365           -             -
 Comprehensive income (loss):
    Net loss                                              -             -                -             -           -             -
    Other comprehensive loss:
       Translation adjustment                             -             -                -             -           -             -
 Comprehensive loss for the year
 Issuance of common stock for services and
    business combinations                                 -             -          247,587         2,476           -             -
 Effect of stock compensation charge                      -             -          180,486         1,805           -             -
 Purchase of treasury stock                               -             -                -             -      20,980      (263,580)
 Issuance of common stock in connection with
    private placements                                    -             -          533,066         5,331           -             -
 Conversion of preferred stock                     (650,000)       (6,500)       2,185,222        21,852           -             -
 Conversion of 10% and 12% debentures                     -             -          514,972         5,150           -             -
 Three-for-two stock split effected in the
    form of a 150% stock dividend                         -             -        4,321,949        43,219           -             -
 Original issue discount on 12% debentures
    (stock and warrants)                                  -             -                -             -           -             -
-----------------------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 1999 (CARRIED FORWARD)       500,000         5,000       16,019,796       160,198      20,980      (263,580)
===================================================================================================================================

 Years ended December 31, 2000, 1999 and 1998
-----------------------------------------------------------------------------------------------------------------------------



                                                                                 Cumulative
                                                  Additional       Retained       currency       Unearned         Total
                                                    paid-in        earnings      translation    stock-based    stockholders'
                                                    capital        (deficit)      adjustment    compensation      equity
-----------------------------------------------------------------------------------------------------------------------------
 BALANCE, JANUARY 1, 1998                         $  5,414,293     $ 1,090,284       $    297       $      -    $  6,576,331
 Comprehensive income (loss):                                                                              -
    Net income                                               -         528,140              -              -         528,140
    Other comprehensive loss:                                                                              -
       Translation adjustment                                -               -         (5,274)             -          (5,274)
                                                                                                                   ---------
 Comprehensive income for the year                                                                         -         522,866
                                                                                                                   ---------
 Issuance of preferred stock for acquisition
    of Major Automotive Group                        5,991,000               -              -              -       6,000,000
 Issuance of common stock for services and
    assets                                           3,394,507               -              -              -       3,405,915
-----------------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 1998                         14,799,800       1,618,424         (4,977)             -      16,505,112
 Comprehensive income (loss):
    Net loss                                                 -      (3,190,148)             -              -      (3,190,148)
    Other comprehensive loss:
       Translation adjustment                                -               -         (1,227)             -          (1,227)
                                                                                                                   ---------
 Comprehensive loss for the year                                                                           -      (3,191,375)
                                                                                                                   ---------
 Issuance of common stock for services and
    business combinations                            4,282,539               -              -              -       4,285,015
 Effect of stock compensation charge                   673,228               -              -              -         675,033
 Purchase of treasury stock                                  -               -              -              -        (263,580)
 Issuance of common stock in connection with
    private placements                               8,873,837               -              -              -       8,879,168
 Conversion of preferred stock                         (15,352)              -              -              -               -
 Conversion of 10% and 12% debentures                1,045,572               -              -              -       1,050,722
 Three-for-two stock split effected in the
    form of a 150% stock dividend                      (43,219)              -              -              -               -
 Original issue discount on 12% debentures
    (stock and warrants)                               977,500               -              -              -         977,500
-----------------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 1999 (CARRIED FORWARD)       30,593,905      (1,571,724)        (6,204)             -      28,917,595
=============================================================================================================================



                    See accompanying notes to consolidated financial statements.

                                                                                                      FIDELITY HOLDINGS, INC.
                                                                                                             AND SUBSIDIARIES

 Years ended December 31, 2000, 1999 and 1998
-----------------------------------------------------------------------------------------------------------------------------






                                                      Preferred stock                  Common stock              Treasury stock
                                                    ---------------------       ------------------------      --------------------
                                                  Shares        Amount           Shares        Amount         Shares        Amount
-----------------------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 1999 (BROUGHT FORWARD)       500,000      $  5,000        16,019,796     $160,198       20,980     $(263,580)
 Net loss                                                 -             -                 -            -            -             -
 Currency translation adjustment                          -             -                 -            -            -             -
 Issuance of common stock for:
    Services                                              -             -            21,770          218            -             -
    Business combinations                                 -             -           678,102        6,781            -             -
    Exercise of warrants                                  -             -           574,648        5,747            -             -
    Stock compensation, net of deferred
       amounts                                            -             -            71,230          712            -             -
 Issuance of common stock in connection with
    private placements                                    -             -           316,667        3,167            -             -
 Redemption of warrants in connection with
    private placements                                    -             -           393,587        3,936            -             -
 Purchase of treasury stock                               -             -                 -            -      130,947      (631,390)
 Original issue discount                                  -             -                 -            -            -             -
 Three-for-two stock split effected in the
    form of a 150% dividend                               -             -         8,009,898       80,100       10,490             -
------------------------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 2000                         500,000      $  5,000        26,085,698     $260,859      162,417     $(894,970)
====================================================================================================================================






 Years ended December 31, 2000, 1999 and 1998
-----------------------------------------------------------------------------------------------------------------------------

                                                                                 Cumulative
                                                  Additional       Retained       currency       Unearned         Total
                                                   paid-in         earnings     translation    stock-based    stockholders'
                                                   capital        (deficit)      adjustment    compensation      equity
----------------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 1999 (BROUGHT FORWARD)     $30,593,905   $  (1,571,724)       $(6,204) $            -    $28,917,595
 Net loss                                                   -     (21,125,075)             -              -     (21,125,075)
 Currency translation adjustment                            -               -          6,204              -           6,204
 Issuance of common stock for:
    Services                                          209,276               -              -              -         209,494
    Business combinations                           8,106,466               -              -              -       8,113,247
    Exercise of warrants                              739,342               -              -              -         745,089
    Stock compensation, net of deferred
       amounts                                        854,566               -              -       (284,391)        570,887
 Issuance of common stock in connection with
    private placements                              4,691,832               -              -              -       4,694,999
 Redemption of warrants in connection with
    private placements                             (6,000,016)              -              -              -      (5,996,080)
 Purchase of treasury stock                                 -               -              -              -        (631,390)
 Original issue discount                               95,000               -              -              -          95,000
 Three-for-two stock split effected in the
    form of a 150% dividend                           (80,100)              -              -              -               -
----------------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 2000                       $39,210,271    $(22,696,799)    $        -      $(284,391)    $15,599,970
============================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                         FIDELITY HOLDINGS, INC.
                                                                AND SUBSIDIARIES


                                         CONSOLIDATED STATEMENTS OF CASH FLOWS


Year ended December 31,                           2000                1999                1998
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $(21,125,075)       $ (3,190,148)       $    579,736
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
      Amortization of intangible assets            655,000             518,417             477,504
      Depreciation                                 436,787             647,268             514,780
      Noncash financing costs                           --             977,500                  --
      Stock-based compensation                     570,887           2,100,770             739,434
      Discontinued operations                   19,217,915                  --                  --
      Stock issuance for services                  209,494                  --                  --
      (Increase) decrease in assets:
        Net investment in direct
         financing leases                          424,526             363,913            (622,294)
        Accounts receivable                     (2,742,427)         (1,062,700)           (767,119)
        Inventories                            (15,348,990)         (5,901,352)          1,646,580
        Customer deposits                          (98,099)           (130,256)             11,730
        Other assets                            (3,220,549)         (1,482,487)            414,668
      Increase (decrease) in
      liabilities:
        Accounts payable                        (1,709,224)          4,434,377             (94,339)
        Accrued expenses                         2,286,126          (1,303,941)            292,987
        Floor plan notes payable                16,643,439           3,870,401          (2,892,917)
        Deferred revenue                                --              38,937             (38,937)
        Due to affiliate                                --          (1,066,797)            802,859
--------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY (USED
           IN) OPERATING ACTIVITIES             (3,800,190)         (1,186,098)          1,064,672
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment             (305,230)           (918,485)            (61,694)
  Business combinations                         (1,393,411)         (1,022,753)         (1,018,432)
--------------------------------------------------------------------------------------------------
           NET CASH USED IN INVESTING
             ACTIVITIES                         (1,698,641)         (1,941,238)         (1,080,126)
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                     500,000            (450,000)            300,000
  Proceeds from long-term debt                   2,000,000                  --             429,599
  Payments of long-term debt                      (397,371)           (628,192)                 --
  Proceeds from issuance of common
    stock and exercise of warrants,
    net of expenses                              5,440,088           9,284,168                  --
  Redemption of adjustable warrants             (4,746,079)                 --                  --
  Decrease in notes payable                             --                  --            (109,080)
  Proceeds from convertible debentures                  --             405,000             600,000
  Loans to officers                               (347,765)            147,451             249,851
  Purchase of treasury stock                      (631,390)           (263,580)                 --
  Increase (decrease) in due from
    shareholders                                  (157,794)            282,036            (689,699)
--------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY
           FINANCING ACTIVITIES                  1,659,689           8,776,883             780,671
--------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATES ON CASH                        --              (1,227)             (5,274)
--------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                              (3,839,142)          5,648,320             759,943
CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                        6,625,454             977,134             217,191
--------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR        $  2,786,312        $  6,625,454        $    977,134
==================================================================================================


                    See accompanying notes to consolidated financial statements.

                                                         FIDELITY HOLDINGS, INC.
                                                                AND SUBSIDIARIES


                                         CONSOLIDATED STATEMENTS OF CASH FLOWS


Year ended December 31,                       2000              1999             1998
----------------------------------------------------------------------------------------
 SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:

Cash paid during the year for:
     Interest                               $2,660,638       $1,966,053       $  624,222
     Income taxes                                   --        1,250,329            2,846
   Noncash financing activities
     Notes issued for redemption of
       warrants                              1,250,000               --               --
     Common stock issued as stock
       compensation                            854,566          675,000               --
     Common stock issued for business
       combinations and services             8,322,000        4,285,000        3,405,000
     Debt issued in connection with
       business combinations                 1,500,000        7,500,000               --
     Capital lease obligations               3,000,000               --               --
     Preferred stock issued in
       connection with business
       combinations                                 --               --        6,000,000
     Debt conversions                               --               --        1,050,000
     Original issue discount                    95,000          977,000               --
========================================================================================

                    See accompanying notes to consolidated financial statements.

                                                         FIDELITY HOLDINGS, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      Nature of Business

                  Fidelity Holdings, Inc. (the "Company" or "Fidelity") was incorporated under the laws of the State of Nevada on November 7, 1995. The Company is structured as a holding company that has an automotive division and had a technology division that included computer telephony, telecommunication operations and plastics and utility operations. On November 3, 2000, the Board of Directors determined to divest the Company's non-automotive division (see Note 16). As a result of treating the divestiture as discontinued operations, the Company operates in one segment.

         (b)      Principles of Consolidation

                  The accompanying consolidated financial statements include the accounts of Fidelity Holdings, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts, transactions and profits have been eliminated.

         (c)      Earnings (Loss) per Share

                  The Company has presented basic and diluted earnings (loss) per share, where applicable. Basic earnings (loss) per share excludes potential dilution and is calculated by dividing income (loss) available to common stockholders by the weighted average number of outstanding common shares. Diluted earnings
                  (loss) per share incorporates the potential dilutions from all potential dilutive securities that would have reduced earnings per share.

         (d)      Cash Equivalents

                  Cash equivalents consist of highly liquid investments, principally money market account and contracts-in-transit, with a maturity of three months or less at the time of purchase. Cash equivalents are stated at cost which approximates market value.

                                                         FIDELITY HOLDINGS, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         (e)      Inventories

                  New vehicle inventories are valued at the lower of cost or market, with cost determined on a first-in, first-out basis. Used vehicle and vehicles held for lease inventories are valued at the lower of cost or market, with cost determined on a specific identification basis. Parts and accessories inventories are also valued at the lower of cost or market, with cost determined on the first-in, first-out method.

                  The Company has changed the method of accounting for inventory pricing from the last-in, first-out method to the first-in, first-out method. The new method of accounting for inventory pricing was adopted to be consistent with industry practice and the financial statements of prior years have been restated to apply the new method retroactively. For income tax purposes, the last-in, first-out method has been continued. The effect of the accounting change on income during the years ended December 31, 2000, 1999 and 1998 is as follows:


                                       2000            1999            1998
--------------------------------------------------------------------------------
Effect on:
 Income from continuing
  operations                        $322,144       $   350,218       $   51,596
 Net loss per common share:
  Basic                             $   0.01       $      0.02       $     0.01
  Diluted                           $   0.01       $      0.02               --
================================================================================

                                                         FIDELITY HOLDINGS, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                                         FIDELITY HOLDINGS, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         (i)      Comprehensive Income (Loss)

                  Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company's only item of other comprehensive income (loss) is foreign currency translation adjustments.

         (j)      Use of Estimates in Preparation of Financial Statements

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from management's estimates and assumptions.

         (k)      Excess of Costs Over Net Assets Acquired

                  The excess of costs over fair value of net assets of businesses acquired is amortized on a straight-line basis from five to forty years. Amortization expense was $655,000, $518,417 and $477,504 for the years ended 2000, 1999 and 1998, respectively.

         (l)      Long-lived Assets

                  Long-lived assets, such as ongoing client relationships, goodwill and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. In connection with the discontinued operations, the Company took an impairment charge of approximately $13.6 million (see Note
                  16).

                                                         FIDELITY HOLDINGS, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         (m)      Fair Value Disclosures

                  The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, notes and accounts receivable, inventories, accounts payable, and due to affiliates approximate fair value because of the immediate or short-term maturity of these financial instruments.

                  The fair value of long-term debt, approximates book value, estimated based on current rates offered to the Company for similar debt.

         (n)      Income Taxes

                  The provision for income taxes is computed on the pretax income (loss) based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. Valuation allowances are recorded when recoverability of the deferred tax asset is in doubt.

         (o)      Stock-Based Compensation

                  The Company accounts for its stock option awards to employees under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

                                                         FIDELITY HOLDINGS, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         (p)      Effect of Recently Issued Accounting Standards

                  During 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, becomes effective January 1, 2001. SFAS No. 133 requires that all derivative financial instruments be recorded on the consolidated balance sheets at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive earnings, depending on whether a derivative is designated as part of a hedge transaction and, if it is the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive earnings will be reclassified as earnings in the periods in which earnings are affected by the hedged item. The adoption of this statement is not expected to have a significant impact on the Company's results of operations, financial position or cash flows since the Company does not enter into any derivative instruments.

                  In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which became effective in the fourth quarter of 2000. The adoption of SAB No. 101 did not have a material effect on the Company's financial statements.

                                                         FIDELITY HOLDINGS, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         (q)      Stock Split

                  The Company's Board of Directors declared a three-for-two stock split effected in the form of a 150% stock dividend during the second quarter of 1999. The split resulted in the issuance of 4,321,949 shares of common stock. The Company's Board of Directors declared another three-for-two stock split effected in the form of a 150% stock dividend during the first quarter of 2000. The split resulted in the issuance of 8,003,898 shares of common stock. All references to average number of shares outstanding and prices per share have been restated retroactively to reflect the stock splits.


2. NOTE RECEIVABLE - OFFICER/ STOCKHOLDER


The Company held a note from one officer/stockholder in the amount of $517,783, including accrued interest, at December 31, 1999. The note was repaid in 2000.


3. NET INVESTMENT IN DIRECT FINANCING LEASES


Components of the net investment in direct financing leases is as follows:

December 31,                           2000             1999
--------------------------------------------------------------
Total minimum lease
  payments to be received           $ 433,692        $ 936,597
Estimated residual value of
  leased property                     102,755          100,569
Unearned income                       (41,445)        (117,638)
--------------------------------------------------------------
                                      495,002          919,528
Less:  Current portion               (289,010)        (411,444)
--------------------------------------------------------------
Net investment in direct
  financing leases, net of
  current portion                   $ 205,992        $ 508,084
==============================================================

                                                         FIDELITY HOLDINGS, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Future minimum lease payments receivable at December 31, 2000 are as follows:


Year ending December 31,         Amount
---------------------------------------
2001                           $289,010
2002                            100,479
2003                             31,510
2004                             12,693
---------------------------------------
Total                          $433,692
=======================================

4. INVENTORIES
   Inventories consist of the following:


December 31,                         2000              1999
---------------------------------------------------------------
New automobiles                   $17,784,121       $ 5,291,503
New trucks and vans                13,600,234         9,547,442
Used automobiles and trucks        14,207,376         9,253,161
Parts and accessories               1,768,694           805,976
Other                                 104,836            56,536
---------------------------------------------------------------
                                  $47,465,261       $24,954,618
===============================================================


  5.    PROPERTY AND EQUIPMENT
        Property and equipment consists of the following:

December 31,                                         2000             1999           Lives
---------------------------------------------------------------------------------------------
Land                                              $3,858,000       $2,400,000              --
Building                                           3,293,000        1,000,000        40 years
Leasehold improvements                             1,302,111        1,025,038        15 years
Furniture and fixtures                             1,224,039          894,866       3-7 years
Equipment                                          1,493,092        2,071,931       3-7 years
---------------------------------------------------------------------------------------------
                                                  11,170,242        7,391,835
Less:  Accumulated
        depreciation and
        amortization                                2,415,259        1,978,472
---------------------------------------------------------------------------------------------
                                                  $8,754,983       $5,413,363
=============================================================================================

                                                         FIDELITY HOLDINGS, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  6.    INCOME TAXES

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

                  The provision (benefit) for taxes on income, including amounts relating to the loss from discontinued operations of $1,804,000, $1,082,000 and $506,000 in 2000, 1999 and 1998,
                  respectively, is as follows:

                         Year ended December 31,       2000           1999           1998
-------------------------------------------------------------------------------------------
                         Federal:
                           Current                  $      --      $(134,000)      $302,000
                           Deferred                  (442,000)            --             --
                         State:
                           Current                    100,000         67,000        212,000
                           Deferred                  ( 78,000)      (125,000)            --
-------------------------------------------------------------------------------------------
                             Total                  $(420,000)     $(192,000)      $514,000
===========================================================================================

                                                         FIDELITY HOLDINGS, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                  The reconciliation between the amount computed by applying the Federal statutory rate to income (loss) from continuing and discontinued operations before income taxes and the actual income tax expense was as follows:


                 Year ended December 31,         2000               1999               1998
                 -------------------------------------------------------------------------------
                 Amount using the
                   statutory Federal
                   tax rate                    $(7,325,000)       $(1,270,000)       $   348,000
                 Utilization of tax
                   loss carryforwards                   --                 --           (102,000)
                 Losses of discontinued
                   operations that can
                   not be utilized                 970,000                 --                 --
                 State and local income
                   taxes, net of
                   Federal tax benefit            (900,000)          (724,000)           140,000
                 Excess officers'
                   compensation                         --            534,000                 --
                 Original issue discount                --            522,000                 --
                 Goodwill amortization             310,000            277,000            155,000
                   discontinued operations
                   asset writedown               6,528,000                 --                 --
                 Other, net                         (3,000)           199,000            (27,000)
                 Bad debt accrual                                     200,000                 --
                 Foreign losses                                        70,000                 --
                 -------------------------------------------------------------------------------
                 Provision (benefit)
                   for taxes on income         $  (420,000)       $  (192,000)       $   514,000
                 ===============================================================================


                  At December 31, 2000, the Company had available domestic net operating loss carryforwards primarily related to continuing operations of approximately $1.4 million which begin to expire in the year 2011. The Company believes that valuation allowances to offset portions of deferred tax assets are unnecessary since the realization of such deferred tax assets will be probable given the profitability of such continuing operations. In addition, the Company does not expect to be able to utilize the benefits from any of the operating loss carryforwards resulting from the discontinued operations.


7. SECURED LINES OF CREDIT AND FLOOR PLAN NOTES PAYABLE

                  Secured Lines of Credit

                  The Company has two lines of credit ("Lines") with a bank for a total of $1,500,000. The interest rate is a variable rate based on the bank's prime rate of interest. Interest is payable monthly.

                                                       FIDELITY HOLDINGS, INC.
                                                                AND SUBSIDIARIES


                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 The Lines are collateralized by a first
                                 security interest in and UCC filing on all assets of Fidelity Holdings, Inc. and the personal guarantees of two majority stockholders, each of whom will be limited to 50% of the total obligation to the Bank.

                                 As of December 31, 2000 and 1999, the
                                 outstanding balance on the Lines were $500,000 and $-0-, respectively.

                                 Floor Plan Notes Payable

                                 The Company finances the majority of its new and used inventory primarily through secured revolving floor plan financing arrangements with various lenders. The Company makes monthly interest payments on the amount financed, but is required to make loan principal repayments following the sale of the related new and used vehicles. Outstanding borrowings under floor plan financing arrangements amounted to $45,214,444 and $21,661,654 at December 31,
                                 2000 and 1999, respectively. The floor plan arrangements grant a security interest in the vehicles financed as well as the related sales proceeds. Interest rates on the floor plan agreements are variable and increase or decrease based on movement in LIBOR or prime borrowing rates. Floor plan interest for the years ended December 31, 2000, 1999 and 1998 were $1,858,632, $796,810 and $194,888, respectively. Interest rates in effect in the year 2000 ranged between 8.0% and 9.5%. At December 31, 2000, committed capacity of the facilities was approximately $50 million.


   8.  CONVERTIBLE               During April 1998, the Company issued $600,000
       SUBORDINATED              of 10% convertible subordinated debentures, due
       DEBENTURES                June 1999 with interest payable semi-annually.
                                 During April 1999, the debentures were
                                 converted into 459,000 shares of common stock at a price of $1.96 per share.

                                                       FIDELITY HOLDINGS, INC.
                                                                AND SUBSIDIARIES


                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          In January 1999, the Company and its subsidiary, Computer Business Sciences, Inc. ("CBS") entered into a Securities Purchase Agreement with certain purchasers named therein (the "Purchasers"), pursuant to which the Company and CBS agreed to sell up to 2,750 units (the "Units"), each Unit consisting of (i) a 12% Convertible Debenture of the Company in the principal amount of $1,000, convertible on certain terms and conditions into shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), (ii) 81.8181 shares of Common Stock, (iii) warrants (the "Warrants") to acquire 187.4985 shares of Common Stock at $1.86 per share and (iv) warrants (the "CBS Warrants") to acquire 25.4545 shares of common stock at $0.001 per share, par value $0.01 per share, of CBS (the "CBS Shares"). The Company closed on $2.75 million and issued to Purchasers, in the aggregate, Debentures in the face amount of $2.75 million, 225,000 shares of Common Stock, Warrants to acquire 515,627 shares of Common Stock and CBS Warrants to acquire 70,000 CBS Shares. The Debentures resulted in an original issue discount of $977,000. The Securities Purchase Agreement allows for two more series of issuances with similar terms. In connection with the placement of the Debentures, the Company paid to Zanett Securities Corporation, the placement agent for the transaction (the "Placement Agent"), a fee and nonaccountable expense allowance of 6.9%, and the Company also issued to the Placement Agent and its assignees, 112,500 shares of the Company's Common Stock, 30,000 shares of CBS Common Stock and Warrants to purchase an aggregate of 257,811 shares of Common Stock at an exercise price equal to $1.87 per share.

                          In 1999, eighty-five percent of the convertible debentures were redeemed for cash, while the remaining fifteen percent were converted into 241,458 shares of common stock.

                          The Company recorded an extraordinary loss of $733,125 as a result of the early redemption of the $2.75 million debentures which is included in loss from discontinued operations for the year ended December 31, 1999. The loss consisted of unamortized original issue discount.

                                                       FIDELITY HOLDINGS, INC.
                                                                AND SUBSIDIARIES


                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   9.  LONG-TERM DEBT     Various lenders advance funds to the Company's leasing
                          subsidiary in the form of notes payable to finance leased vehicles. Interest on each note is charged depending on the prime rate in effect at the time the vehicle is leased and remains constant over the term of the lease. Applicable rates at December 31, 2000 ranged between 8% and 9.75%. Equal monthly installments are paid over the term of the lease
                          (which can range from 12 to 60 months), together with a final balloon payment, if applicable. These loans are collateralized by the vehicles.

                          On May 14, 1998, the Company borrowed $7.5 million from Falcon Financial, LLC (an unrelated party) to finance the Major Auto Acquisition (see Note 10). The term of the loan is for fifteen years with interest at 10.18%. Payments of principal and interest of $81,423 are due monthly.

                          On August 8, 2000, Doron Cohen, former President, CEO and a Director of the Company, signed a Separation and Release Agreement (the "Agreement"). Assuming compliance with its provisions, the Agreement provides for periodic payments to and a forgiveness of indebtedness from Mr. Cohen in an aggregate amount of $1,710,067. The total amount of the payments is $662,000 and the potential forgiveness of Mr. Cohen's indebtedness to the Company aggregates $1,048,067. The payments are due to begin in August 2001. Based on the report of an independent appraiser, the Company has recorded a deferred charge of $840,000 (included in other assets) as the value of the noncompete and other provisions of the Agreement, which relates to continuing operations of the Company. This amount is being amortized over twenty-four months starting August 2000. Accordingly, $175,000, representing five months of amortization, has been charged in the year ended December 31, 2000.

                                                       FIDELITY HOLDINGS, INC.
                                                                AND SUBSIDIARIES


                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          Additionally, the Company has accrued the liability for the remaining payments due to Mr. Cohen and has provided a valuation allowance for the difference between the loan receivable from Mr. Cohen and the aggregate amount of the deferred charge. Accordingly, the Company has expensed a total of $829,096 in 2000, representing the difference between the aggregate potential of payments and forgiveness provided for in the Agreement and the non-compete amount determined by the independent appraiser. This expense is directly attributable to the value of Mr. Cohen's noncompete provisions related to the Company's technology operations. As such, it has been included in the estimated loss from discontinued operations.

                          On December 11, 2000, the Company issued to M&K Equities, Ltd. ("M&K"), an affiliate of a Director of the Company, a senior subordinated promissory note in the principal amount of $2,000,000 in exchange for a $2,000,000 loan from M&K. The terms of the note require payment of the $2,000,000 principal on December 11, 2002. The note requires monthly interest payments at a rate of 10% per annum. In order to induce M&K to make the loan, the Company granted to them a lien on, and a security interest in, all of their non-technology assets, subject to prior senior liens. The Director also received options under the 1999 Employee Stock Option Plan to purchase 250,000 shares of the Company's common stock at an exercise price of $0.47 per share. The fair value ascribed to the options was approximately $95,000 based on the Black-Scholes option-pricing model; such amount was recorded as a deferred charge and as additional paid-in capital of stockholders' equity. The amount of the deferred charge will be amortized ratably over the term of the note.

                                                       FIDELITY HOLDINGS, INC.
                                                                AND SUBSIDIARIES


                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                           Long-term debt consists of the following:


                          December 31,                                          2000                1999
                          --------------------------------------------------------------------------------
                          Leasing notes payable                        $     486,004          $1,019,484
                          Falcon loan payable                              6,894,860           7,155,450
                          Note payable to former president                   410,500                   -
                          M&K note payable                                 2,000,000                   -
                          World Omni note payable (see Note 10)            1,474,252                   -
                          Other                                               11,947                   -
                          --------------------------------------------------------------------------------
                                                                          11,277,563           8,174,934
                          Less:  Current portion                             866,120             758,150
                          --------------------------------------------------------------------------------
                                                                         $10,411,443          $7,416,784
                          ================================================================================

                           Maturities are as follows:

                          December 31, 2000
                          --------------------------------------------------------------------------------
                          2001                                                             $     866,000
                          2002                                                                 2,682,000
                          2003                                                                   765,000
                          2004                                                                   743,000
                          2005                                                                   660,000
                          Thereafter                                                           5,562,000
                          --------------------------------------------------------------------------------
                                                                                             $11,278,000
                          ================================================================================

                                                       FIDELITY HOLDINGS, INC.
                                                                AND SUBSIDIARIES


                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  BUSINESS
     COMBINATIONS         On April 21, 1997, the Company, through a wholly-owned
                          subsidiary, Major Acquisition Corp., entered into a merger agreement with Major Automotive Group Inc.
                          ("Major Auto") and its sole stockholder, Bruce
                          Bendell, the Company's Chief Executive Officer and
                          Chairman. Pursuant to the Merger Agreement, Bruce
                          Bendell contributed to Major Auto all of his shares of common stock of Major Chevrolet Inc., Major Subaru
                          Inc., Major Dodge Inc. and Major Chrysler, Plymouth,
                          Jeep Eagle Inc. Major Acquisition Corp. then acquired from Bruce Bendell all of the issued and outstanding shares of common stock of Major Auto in exchange for shares of a new class of the Company's preferred stock. Major Acquisition Corp. purchased the remaining
                          50% of the issued and outstanding shares of common stock of Major Dodge, Inc. and Major Chrysler,
                          Plymouth, Jeep Eagle, Inc. from Harold Bendell, Bruce
                          Bendell's brother, for $4 million in cash pursuant to a stock purchase agreement. In addition, Major
                          Acquisition Corp. acquired two related real estate components (the "Major Real Estate", defined hereinafter) from Bruce Bendell and Harold Bendell
                          (collectively "the Bendells") for $3 million.

                          The preferred stock issued to Bruce Bendell is designated as the "1997-MAJOR Series of Convertible Preferred Stock." It has voting rights and is convertible into the Company's common stock (the "Common Stock"). The number of shares of Common Stock into which the new class is convertible is 4.1 million shares. The foregoing acquisitions from Major Auto and Harold Bendell are collectively referred to herein as the "Major Auto Acquisition".


                          To finance the cash portion of the Major Auto Acquisition, aggregating $7 million ($4 million for Harold Bendell and $3 million to purchase the Major Real Estate), Major Acquisition Corp. borrowed $7.5 million from Falcon Financial, LLC pursuant to a loan and security agreement dated May 14, 1998, for a 15-year term with interest equal to 10.18% (see Note
                          9). Prepayment is not permitted for the first five years, after which prepayment may be made, in full only, along with the payment of a premium.

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

                          On April 23, 1999, the Company acquired certain assets of Universal Kia for approximately $140,000 in cash. The Company accounted for this acquisition as a purchase, and the excess cost over the fair market value of the tangible net assets acquired was $140,000 and was allocated to goodwill (Note 1). Results of operations have been included in the Company's consolidated financial statements since the purchase date.

                          On September 9, 1999, the Company acquired all of the issued and outstanding shares of common stock of Compass Lincoln Mercury, Inc. and Compass Dodge, Inc. for approximately $434,000 in cash and 68,617 shares of the Company's restricted common stock having a fair market value of approximately $715,000. The Company accounted for this acquisition as a purchase, and the excess cost over the fair market value of the net tangible assets acquired was approximately $882,000 and was allocated to goodwill (Note 1). Results of operations have been included as of September 9, 1999. The Company waited for approval from the factory in connection with the Compass Dodge purchase and has included $300,000 of the purchase price in other assets at December 31, 1999.

                                                         FIDELITY HOLDINGS, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          In March 1996, Computer Business Sciences, Inc. ("CBS") formed a joint venture with Nissko Telecom, L.P. (the "Nissko Group"). The joint venture is between Nissko Telecom Associates ("Nissko") and Dr. Nassim creating Nassim-Nissko Associates, a joint venture ("Joint Venture"). CBS, now IG2, owns 45% of the Joint Venture and Nissko owns 55%. Nissko L.P. is a limited partnership, the general partner of which is one of the Company's master agents, Nissko Telecom, Ltd. (the "Agent"), and the limited partners of which are four individuals, three of whom, including Yossi Koren, a former director, are shareholders of the Agent.

                          In November 1999, CBS, now IG2, a subsidiary, entered an agreement (the "Nissko Agreement") with the shareholders of the Agent (the Nissko Group") to purchase Nissko L.P's share in NT Associates, including all assets, licenses and proprietary technology, and liabilities only relating to taxes to which any Nissko Principal may become liable and telephone bills related to services provided. For five years the Nissko Group may not compete in the communications business relating to telephony to and from the United States. All members of the Nissko Group provided a general release in favor of IG2 and the Company.

                          As payment, CBS, now IG2, issued 670,000 shares (3% of CBS) of the common stock of CBS (the "CBS Shares") to the Nissko Group and forgave approximately $4.0 million of receivables. CBS has also placed 882,000 restricted shares of Fidelity Holdings, Inc. common stock in escrow ("Fidelity Shares"). If, by May 30, 2001, the Company has not caused the common stock of CBS to become publicly traded, the Nissko Group will receive up to 882,000 shares of the Company (Fidelity Shares) based on a maximum value of $2,500,000 of the shares or 882,000 shares at the average closing price for the 30 trading days prior to May 30, 2001, and discounted at 35% if restricted. The Company accounted for this acquisition as a purchase, and the excess cost over the fair market value of the tangible net assets acquired was approximately $8.1 million and was allocated to goodwill.

                                                         FIDELITY HOLDINGS, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          The remaining Fidelity Shares are to remain in escrow until November 30, 2001. In the event the Company has caused the common stock of CBS to become publicly traded prior to the 18 month anniversary of the Nissko Agreement and the net proceeds of the sale of the CBS Shares by the Nissko Group do not equal a total of $2,500,000, or, if the CBS Shares have not been sold, and the value of such CBS Shares does not equal at least $2,500,000, then additional Fidelity Shares will be released to the Nissko Group to cover any shortfall in value, up to 882,000 shares.

                          In the event that at any time prior to November 30, 2001 CBS secures a bona fide third-party purchaser of the CBS Shares for a cash purchase price of $2,500,000, or a proportional amount of the CBS Shares, and any member of the Nissko Group rejects such offer, then no additional Fidelity Shares are to be issued to such member on November 30, 2001.

                          The escrow agreement includes a provision that awards an additional 300,000 restricted shares of Fidelity Holdings, Inc. common stock to the Nissko Group as penalty in the event that the Company has not caused the common stock of CBS to become publicly traded by May 30, 2001.

                          An additional 300,000 restricted shares of Fidelity Holdings, Inc. common stock have been placed in escrow under the agreement to cover personal guarantees of the Nissko Group.

                          In December 1999, CBS, now IG2 , entered an agreement where it agreed to purchase from the Joint Venture long distance telephone service, internet service, data and any and all other telephony services (the "Telephony Business"), which includes all business in the Venezuela, Brazil, Chile, Mexico, Argentina and the United States, and all rights to any and all equipment related to the Telephony Business in exchange for 37,500 shares of Fidelity common stock, to be issued in the name of Dr. Nassim and 60,000 shares of CBS, now IG2 to be issued in the name of Roberto Nassim.

                                                         FIDELITY HOLDINGS, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          CBS, now IG2, guaranteed the value per share to be no less than $500,000 thirteen months from December 1, 1999 ("Guaranteed Value"). If the closing price per share of Fidelity common stock on the trading day preceding January 1, 2001 is less than the Guaranteed Value (the "Closing Price"), the difference between the Closing Price per share multiplied by the Guaranteed Value (the "Shortfall") will be paid, at the option of IG2, either in cash or in shares of Fidelity common stock whose approximate value is equal to the Shortfall. IG2 shall not be released from its obligations as provided in such agreement. Any additional issuances of common stock will be recorded at par value, since the purchase price originally reflected the transaction value.

                          On February 23, 2000, in exchange for 575,862 shares of its common stock valued at $6,975,480, the Company acquired CarsTV.com. This company is a Richmond, Virginia based regional, full-service Internet service provider and digital subscriber line ("DSL") provider, as well as a content supplier for the cable industry focused on the automotive industry. The acquisition was treated as a purchase and the excess cost over the net assets acquired was approximately $7,108,000, and was allocated to goodwill, of which the unamortized balance has been charged to discontinued operations (see Note 16). Accordingly, the results of operations of CarsTV.com have been included as of February 23, 2000 and included in discontinued operations. Pursuant to the Merger Agreement, if IG2 undergoes an initial public offering ("IPO"), as defined in the agreement, the selling shareholders of CarsTV.com have the option to convert up to 287,931 common shares of the Company into IPO common stock, at a conversion price as defined in the agreement.

                          On August 9, 2000, the Company purchased assets of Compass Dodge for approximately $402,000 of which $385,000 was in cash and 12,500 shares of the Company's common stock having a fair market value of approximately $17,000. The Company accounted for this acquisition as a purchase, and the excess cost over the fair market value of the net tangible assets acquired was approximately $299,000 and was allocated to goodwill.

                                                         FIDELITY HOLDINGS, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          The acquisition was accounted for by the purchase method of accounting for business combinations. Results of operations have been included in the Company's consolidated financial statements since the purchase date.

                          On September 7, 2000, the Company acquired substantially all of the assets of the Hempstead Nissan automobile dealership, a full-service retail new and used vehicle dealership based on Long Island in New York, for approximately $6.9 million, which included assumption of certain liabilities. The purchase price was allocated to the assets acquired based on their estimated fair values, of which $5.0 million was allocated to inventories and property and equipment. The excess of the purchase price over the fair value of net assets acquired (goodwill) was approximately $1.8 million and is being amortized over 15 years. The acquisition was financed through available cash and a note of $1.5 million issued to World Omni. The acquisition was accounted for as a purchase. Results of operations have been included in the Company's consolidated financial statements since the purchase date.

                          On April 12, 2000, the Company acquired substantially all of the assets of the Hempstead Mazda automobile dealership, a full-service retail new and used vehicle dealership based on Long Island in New York, for approximately $1,351,000 which included assumption of certain liabilities. The Company paid $210,000 in cash and 87,211 shares of its common stock valued at $1,080,000. The purchase price was allocated to the assets acquired based on their estimated fair values of which $167,000 was allocated to inventories and property and equipment. The excess of the purchase price over the fair value of net assets acquired (goodwill) was approximately $1,175,000 and is being amortized over 15 years. The acquisition was accounted for as a purchase. The agreement provided for a put option that could be exercised by either party for 18,947 shares at $19 per share. On July 26, 2000, the Company exercised the option and bought the 18,947 shares at $19 per share for $359,993. The agreement also

                                                         FIDELITY HOLDINGS, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          calls for a make whole provision based upon a formula determined by the fair value of the Company's stock on the anniversary date of April 11, 2001. As of March 30, 2001, the Company would be required to issue approximately 1,300,000 additional shares of common stock. The issuance of these shares will be recorded at par value since the purchase price originally reflected the transaction value.

                          The pro forma unaudited consolidated results of continuing operations assuming acquisitions accounted for under the purchase method of accounting had occurred at the beginning of each period are presented as follows for the years ended December 31:

                           December 31,                  2000               1999                1998
                           --------------------------------------------------------------------------------
                           Revenues              $348,000,000       $ 217,000,000        $159,000,000
                           Income -
                             continuing
                             operations               671,000             808,000           1,154,000
                           Proforma earnings
                             per share -
                             continuing
                             operations - diluted         .02                 .04                 .06
                          ================================================================================

 11.    GOVERNMENTAL      Substantially all of the Company's facilities are
        REGULATIONS       subject to Federal, state and local regulations
                          relating to the discharge of materials into the environment. Compliance with these provisions has not had, nor does the Company expect such compliance to have, any material effect on the financial condition or results of operations of the Company. Management believes that its current practices and procedures for the control and disposition of such wastes comply with applicable Federal and state requirements.


 12.    COMMITMENTS AND   Operating Leases
        CONTINGENCIES

                          The Company leases real property under various operating leases, most of which have terms from 1 to 6 years.

                                                         FIDELITY HOLDINGS, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          Future net minimum lease payments under noncancelable operating lease agreements as of December 31, 2000 are as follows:


                         December 31,
                         -------------------------------------------------------
                         2001                                       $ 1,018,000
                         2002                                           668,000
                         2003                                           670,000
                         2004                                           397,000
                         2005                                           246,000
                         Thereafter                                   1,082,000
                         -------------------------------------------------------
                                                                     $4,081,000
                         =======================================================

                          Rent expense was $1,841,000, $1,450,000 and $1,376,357
                          for the years ended December 31, 2000, 1999 and 1998, respectively.

                          Capital Leases

                          In connection with the acquisition of Hempstead Nissan (see Note 10), the Company was assigned a lease agreement for facilities used for operations of the dealership. The lease agreement provided for the transfer of ownership at the option of the Company at the end of the lease term for $3 million. The Company also has capital equipment leases. The net book value of all assets under capital leases at December 31, 2000 is approximately $3 million.

                          The future net minimum lease payments under capital leases are as follows:


                         Fiscal year ending December 31,
                         -------------------------------------------------------
                         2001                                       $   234,000
                         2002                                         3,129,000
                         -------------------------------------------------------
                                                                      3,363,000
                         Less:  Amount representing interest            351,000
                         -------------------------------------------------------
                         Present value of net minimum lease
                           payments                                  $3,012,000
                         =======================================================

                                                         FIDELITY HOLDINGS, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          Legal Proceedings

                          On July 27, 1999, Mr. Daniel Tepper of Los Angeles, California, filed a lawsuit against the Company and three of its officers (Bruce Bendell, Doron Cohen, and Richard Feinstein) in the Eighth Judicial District Court in Clark County, Nevada. That original complaint was not served on the Company or the named officers. On August 16, 1999, Mr. Tepper filed an Amended Complaint, which was subsequently served on the Company. The Company and the individual defendants removed the litigation to the United States District Court in Las Vegas, Nevada. The Company and individual defendants filed a motion to dismiss the claims against the individuals on jurisdictional grounds, and to transfer the remainder of the case to New York. Mr. Tepper subsequently agreed to dismiss all claims against the individuals, and the court declined to transfer the case. Mr. Tepper contends in his lawsuit that he is the rightful owner of 360,000 shares of Company common stock. He contends that the Company has wrongfully (i) refused to remove the "restricted" legend from 240,000 of those shares, and (ii) withheld the remaining 120,000 shares from him. The Company has been informed by Progressive Polymerics International, Inc. n/k/a InvestAmerica that it is the rightful owner of the shares, and that Mr. Tepper acquired the shares improperly. Because of these competing claims to ownership of the shares, the Company has not released full ownership of the shares to Mr. Tepper. Subsequently, all shares were released in unrestricted form to Mr. Tepper, and he has sold some of them. Mr. Tepper has filed another Amended Complaint alleging, among other things, that our officers manipulated the price of the shares to the disadvantage of Mr. Tepper and other shareholders. The Company has filed a Third Party Complaint against InvestAmerica, alleging, among other things, claims for indemnification and breach of contract. The basis of this pleading is that if we are liable to Mr. Tepper, it is due to InvestAmerica's actions of: (1) improperly transferring the shares in the first place; and (2) asserting a claim of ownership in the shares. The court has now ruled that Mr. Tepper is the proper present owner of the subject shares, and that neither we nor InvestAmerica can claim ownership of those shares going forward. However, this ruling has not ended the litigation. Mr. Tepper is still asserting damages against the Company for our refusal to release the shares earlier. Our third party claims against InvestAmerica are also being litigated in that same lawsuit. The court has scheduled the trial of this case to begin October 15, 2001.

                                                         FIDELITY HOLDINGS, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          By Summons and Complaint dated June 11, 1999, the Company was named as the defendant in an action titled Ronald Shapss Corporate Services, Inc. v. Fidelity Holdings, Inc., brought in the Supreme Court of the State of New York, Rockland County, Index No. 3248/99. In this action, Ronald Shapss Corporate Services, Inc. ("RSCS") has alleged that the Company breached a purported consulting agreement with it and converted shares of our common stock that RSCS claims should have been provided to it pursuant to that purported agreement. The plaintiff contended that the Company wrongfully refused to allow the exercise of options for 50,000 shares of our stock at $4.50 per share. The plaintiff also alleged an anticipatory breach of plaintiff's right to exercise an option to purchase 100,000 more shares for $4.50 per share. The plaintiff alleged it sustained damages in the sum of $5,000,000 in punitive damages on the conversion claim.

                          The Company initially filed a motion to dismiss the cause of action alleging conversion. At that time RSCS cross-moved for partial summary judgment in its favor on the claim for damages caused by our refusal to recognize the exercise of the option to purchase the first 50,000 shares. The court granted our motion and dismissed the cause of action for conversion. The court denied the plaintiff's motion for partial summary judgment. The Company then filed an answer denying the allegations of the complaint, asserting affirmative defenses and asserting counterclaims against the plaintiff and Ronald Shapss, the principal of the plaintiff corporation. The plaintiff re-filed its motion for partial summary judgment and the motion was again denied. The plaintiff filed an appeal to the Appellate Division of the Supreme Court, Second Department. The Appellate Division affirmed the order of the lower court. During the pendency of the appeal, the Company filed a motion for partial summary judgment declaring that the plaintiff was not entitled to purchase the 100,000 shares for $1,000.00 and was not entitled to receive or exercise the options for 100,000 shares at $4.50 per share. The court granted that motion.

                          The parties are conducting discovery on the plaintiff's remaining claim that it was damaged in the sum of $1,375,000.00 for our failure to allow the exercise of options for 50,000 shares. In addition, the parties are conducting discovery on our counterclaim to rescind the contract and cancel said options as well as cancel 50,000 shares of stock previously issued pursuant to that contract.

                          The plaintiff's motion for summary judgment was based on its claim that the Company made various admissions that plaintiff had fully performed its contract. The courts agreed that we had offered sufficient factual details to support our claim that plaintiff had not fully performed and failed to explain the alleged admissions.

                                                         FIDELITY HOLDINGS, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          A legal action has been commenced against the Company by plaintiffs S&L Telecom, Inc., Jacob Steinmetz and Joseph Luria in the Supreme Court of the State of New York, County of New York, Index No. 605513/99. Plaintiffs filed a complaint on December 7, 1999 against the Company alleging that the Company failed to deliver shares of stock to plaintiffs pursuant to terms of an agreement between the parties. Plaintiffs are seeking delivery of the shares and damages. The parties are currently awaiting a decision from the Court on the Company's motion to dismiss the complaint and plaintiffs' motion for summary judgment and dismissal of the Company's counterclaim. Limited discovery has begun and is continuing at this time.

                          The Company, Computer Business Sciences and 786710 Ontario, Ltd. are plaintiffs in a legal action against Michael Marom and M.M. Telecom Corp. in the Supreme Court of the State of New York, County of Queens, Index No. 25678/96. The plaintiffs filed a complaint on December 23, 1996 against the defendants alleging: (i) breach of a letter agreement between the parties; (ii) tortuous interference with business opportunities; and (iii) slander. Defendants filed an answer with counterclaims. Both parties are currently still engaged in ongoing discovery at this time.

                          On or about November 9, 2000, Realtech Systems Corporation ("Realtech") served the Company as well as IG2 a Demand for Arbitration before the Commercial Arbitration tribunal of the American Arbitration Association relating to work and services allegedly provided by Realtech to IG2. The Demand asserted that pursuant to a Master Agreement dated November 16, 1999 between Realtech and IG2, both parties agreed to arbitration in the event of any potential disputes. The Demand further asserts that Realtech has provided work and services to the Company in the unpaid amount of $198,000, and that the Company and IG2 further breached the agreement by hiring John Honovich, a former Realtech employee. Realtech seeks in excess of $243,849 in damages. Realtech included the Company in an arbitration based on the idea that IG2 is "our wholly owned subsidiary" and not on the basis of the agreement. On December 1, 2000, the Company served a Notice of Petition and a Petition seeking a stay of arbitration on our behalf on the grounds that IG2 is not a signatory to any arbitration agreements between Realtech and the Company. Realtech served reply papers as well as a cross motion compelling the Company to arbitrate on December 14, 2000. On January 12, 2001, the Company filed an Order to Show Cause, to which Realtech answered. On January 29, 2001, Justice Tolub of the New York State Supreme Court ordered the Arbitration stayed as to the Company, and denied Realtech's arbitration claim.

                          With respect to IG2, there is a good possibility that the claim will be dismissed since Realtech failed to perform as per the Agreement.

                                                         FIDELITY HOLDINGS, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          On August 28, 2000, Schiano Bros. Inc. ("Schiano") filed a third party lawsuit against Computer Business Sciences Inc. ("CBS") in the Supreme Court of the State of New York, Kings County. The suit alleged that phone services provided to the Dominican Republic through MCI International, Inc. ("MCI") were wrongfully attributed to Schiano and should have been attributed to CBS. In addition, an intentional tort claim was also filed against CBS. The suit seeks $150,000 in damages. The Company filed an Answer on September 20, 2000, as well as a Demand for a Third Party Bill of Particulars on the plaintiff MCI, and Discovery and Inspection Demands on all parties. Plaintiff responded only with a set of invoices, to which the Company requested a more thorough inquiry. On December 10, 2000, Schiano served a Bill of Particular and Interrogatory Demands upon us, as well as Notices for Discovery and Inspection. A Preliminary Conference Order was scheduled for March 3, 2001.

                          There were no agreements made between the Company and Schiano, or between the Company and MCI; the sole basis for Schiano's claim is a verbal/oral agreement upon facts that do not exist.

                          An action has been commenced by Waterview Resolution Corp. ("Waterview") against Schiano, who third party impleaded the Company in November 2000 in the Supreme Court of the State of New York, New York County. Schiano leased equipment from Waterview with the expectation of entering into a business arrangement with the Company. On January 23, 2001, Schiano served upon the Company a lawsuit alleging an agreement with the Company to sell telephone service to the Philippines in which the Company (i) failed to disclose the financial interest of Taylor Financial Services Inc. to Schiano, (ii) failed to engage in a joint venture or partnership with Schiano and (iii) failed to disclose the substantial risk of termination of the business by the Philippine government. No written agreement has been produced to substantiate the aforementioned claims. A Notice to take Examination Before Trial was served on both the defendant and plaintiff by the Company on March 6, 2001.

                          On June 6, 2000 plaintiffs filed a lawsuit against CBS in the amount of $1,000,000 in the Northern District of California, San Francisco division. Plaintiffs allege that they were convinced to join the advisory board of CBS in return for: (i) a seat on the Technical Advisory Board; (ii) stock options; (iii) a signing bonus; and (iv) a consulting agreement. Plaintiffs further allege that CBS used their names to further our image and received nothing in return. Plaintiffs filed an amended complaint on October 16, 2000, and the Company subsequently filed a Motion to Dismiss and Transfer Venue on November 6, 2000. Plaintiffs opposed the motion to dismiss, to which the Company replied on September 8, 2000. The Motion was granted as to Rule 10-5b for failure to state a claim, granted as to Lack of Personal Jurisdiction over Mr. Cohen, Mr. Bendell and Ms. Peacock, and denied as to all other claims. A case management conference was re-set for April 6, 2001. A substitution of Attorney Robert Rimberg for Brobeck, Phleger & Harrison was entered March 30, 2001, and is pending.

                                                         FIDELITY HOLDINGS, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          On December 21, 2000, Russell Reynolds Associates, Inc. ("Russell Reynolds") filed a complaint against the Company in the Supreme Court of the State of New York, New York County. The suit alleged that the Company had not paid for employee search services based upon an alleged agreement entered into by us with Russell Reynolds. The suit further alleged an amount outstanding of $108,688.09 for services rendered in connection with executive search services. The Company served an Answer on the plaintiff on February 20, 2001 as well as a Notice to take Deposition and a Notice to Produce.

                          As discovery has not yet commenced and all the facts have not been disclosed, it is too early to render a determination in this case.

                          An action entitled Stephen B. Wechsler, et al. v. Fidelity Holdings, Inc. et al., CV 00 6488
                          (CPS)(E.D.N.Y.) (the "Wechsler Litigation") has been commenced against Fidelity Holdings, Inc. The Wechsler Litigation is an action pending in the United States District Court for the Eastern District of New York. The Wechsler Litigation is brought on behalf of certain persons who acquired an unstated number of shares of Fidelity common stock between December 1999 and May 2000. Named as defendants are Fidelity, Doron Cohen, Richard L. Feinstein and Bruce Bendell (the "Defendants").

                          On December 26, 2000, plaintiffs filed a Second Amended Complaint, which alleges, among other things, that the plaintiffs sustained damages when they acquired Fidelity common stock because the Defendants allegedly issued materially false and misleading statements and failed to disclose material information which purportedly caused such stock to trade at artificially inflated prices. The Second Amended Complaint alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder. The allegedly misstated and omitted information concerns Fidelity's reported income for the first three quarters of 1999 and the prospects for its technology business. The Second Amended Complaint seeks, among other things, damages "in an amount, not less than" one million dollars.

                                                         FIDELITY HOLDINGS, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          On February 16, 2001, Fidelity and Messrs. Bendell and Feinstein filed a motion to dismiss the Second Amended Complaint for failure to plead fraud with particularity. (The Company understands Mr. Cohen has not been served with process for this action.)

                          A class action has been commenced against Fidelity in the following entitled action: In re: Fidelity Holdings Securities Litigation, Master File No. 005078
                          (CPS) (E.D.N.Y.) (the "Class Action"). The Class Action, also pending in the United States District Court for the Eastern District of New York, consists of twelve putative class actions that were originally filed in the Southern District of New York and the Eastern District of New York. The Class Action is purportedly brought on behalf of all persons who acquired shares of Fidelity common stock between June 24, 1999 and May 22, 2000. Named as defendants are Fidelity, Doron Cohen, Richard L. Feinstein and Bruce Bendell (the "Defendants").

                                                         FIDELITY HOLDINGS, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          The constituent actions were all commenced subsequent to Fidelity's April 12, 2000 announcement of its financial results for the fiscal year ended December 31, 1999. The complaints allege, among other things, that the plaintiffs were damaged when they acquired shares of Fidelity common stock because Defendants allegedly issued materially false and misleading statements and failed to disclose material information during the class period, which purportedly caused such stock to trade at artificially inflated prices during the class period. The complaints allege violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The allegedly misstated and omitted information concerns Fidelity's reported income for the first three quarters of 1999 and the prospects for its technology business. To date, no consolidated complaint has been served and Fidelity's time to answer each of the constituent complaints has been served and Fidelity's time to answer each of the constituent complaints has been adjourned indefinitely. The complaints seek, among other things, damages in unspecified amounts.

                          While the Company believes that it has substantial defenses to the asserted claims discussed above and it intends to vigorously defend these suits, a judgments against it with respect to actions could have a material adverse effect on the Company's financial condition.

                          Various claims and lawsuits arising in the normal course of business are pending against the Company. The results of such litigation are not expected to have a material or adverse effect on the Company's combined financial position or results of operations.


 13.    RELATED PARTY     Amounts due affiliates are amounts owed by the
        TRANSACTIONS      Company's leasing subsidiary for advances made in the
                          ordinary course of business from various entities which are wholly owned by the subsidiaries' former stockholders. The advances are in the form of noninterest-bearing obligations with no specified maturity dates. At December 31, 2000 and 1999, amounts due from affiliates and officers of $3,438,000 and $1,335,642 are included in accounts receivable, respectively.

                                                         FIDELITY HOLDINGS, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          Marcum & Kliegman LLP, an accounting firm of which a director is a member, charged the Company approximately $95,000, $104,000 and $48,000 in fees for accounting services for the years ended December 31, 2000, 1999 and 1998, respectively. (See Note 9).

                          During 2000, the Company advanced $347,765 to an officer of the Company. The advance is noninterest bearing and due on demand.

                          All sales of used cars to affiliates were made at wholesale cost plus related fees incurred by Major Auto and therefore resulted in no profit to Major Auto. Total sales revenue and unit counts were estimated to be less than 5% of total sales for the years ended December 31, 2000, 1999 and 1998.

 14.    WARRANTS AND      (a) Warrants
        OPTIONS

                          (i) In March 1996, the Company issued to Nissko Telecom, Inc. and its investors warrants to purchase 2,250,000 shares of the Company's common stock at a price of $0.55 per share. In 1997, warrants to purchase 784,500 shares were exercised, leaving a balance of 1,465,500 outstanding. Of this amount, Class B warrants for 1,125,000 shares, which were exercisable through March 19, 1998, were unexercised by that date and, therefore, lapsed and warrants to purchase 217,071 shares of the Company's common stock were exercised in December 1998, leaving a balance of 185,143 outstanding as of December 31, 2000.

                          (ii) In addition, the Company issued warrants in 1996 for the purchase of 225,000 shares at a price of $0.55 per share, in connection with the management agreement entered into when the Company acquired Major Fleet & Leasing Corp. As of December 31, 2000, these warrants are still outstanding.

                                                         FIDELITY HOLDINGS, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (iii) In connection with the private placement of
                                    its common stock, as described in Note 15, in 2000 the Company issued warrants for 581,375 shares of its common stock at an exercise price of $16.00. Such warrants have an exercise period of five years from date of grant.

                          (b) Stock Options

                               During November 1999; the Company adopted a Stock Option Plan ("Plan") pursuant to which 1,800,000 shares of common stock are reserved for issuance upon the exercise of options, designated as 1999 options. At the discretion of the Company's Board of Directors (the "Board"), or members of any committee the Board has designated, options may be granted to consultants, non-employee members of the Board, employees, officers or anyone who performs services for the Company. The Plan will terminate upon the date on which all shares of the Plan have been exercised.

                               Options granted under the Plan expire not more than 10 years from the date of grant. Generally, options vest in 3 years beginning on the date of grant.

                               Except as described below, all stock options have been granted at exercise prices approximating 85% of market value on the date of the grant.

                               In consideration for certain consulting services related to the acquisition of the Major Auto Group, the Company issued options to purchase 112,500 shares of the Company's common stock for $2.00 per share (market price), exercisable until May 2002.

                               During 1999, the Company granted employees and directors options to purchase 274,500 shares of the Company's common stock at an exercise price of approximately 85% of the market price on the date of the grant.

                                                         FIDELITY HOLDINGS, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               During August 1999, the Company granted
                               consultants options to purchase 3,750 shares of the Company's common stock at an exercise price of $7.33. The charge to the Company was immaterial.

                               During 2000, the Company granted officers, directors and employees options to purchase shares of the Company's common stock at the market price on the date of grant. Of these options, an aggregate of 890,000 have an exercise price of $.875 per share and 250,000 have an exercis price of $.047.

                               The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees" and related Interpretations, in accounting for its stock option plan by recording as compensation expense the excess of the fair market value over the exercise price per share as of the date of grant.

                               SFAS No. 123 requires the Company to provide pro forma information regarding net loss and earnings per share as if compensation cost of the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black Scholes option-pricing model with the following weighted average assumptions used for grants during the years ended December 31, 2000, 1999 and 1998.


                                                       2000      1999      1998
                              --------------------------------------------------
                              Dividend yield             0%        0%        0%
                              Risk free interest
                                rate                   5.7%        5%        5%
                              Expected lives        5 years  10 years  10 years
                              Volatility               104%       46%       46%
                              ==================================================

                                                         FIDELITY HOLDINGS, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               Under the accounting provisions of FASB Statement 123, the Company's net loss and earnings per share would have been adjusted to the pro forma amounts indicated below:

                      Year ended December 31,        2000         1999
                      ---------------------------------------------------------
                      Net loss:
                        As reported             $(21,125,075)       $(3,190,148)
                        Pro forma                (21,739,075)        (4,110,143)
                      Pro forma net loss per
                        common share - basic
                        and diluted             $       (.85)       $      (.20)
                      =========================================================


                               A summary of the status of the Company's stock option plan as of December 31, 2000 and changes during the period January 1, 1998 through December 31, 2000 is presented below:

                                                                                             Weighted
                                                                                              average
                                                             Number         Expiration        exercise
                                                           of shares            date           price
                               ------------------------------------------------------------------------
                               Options outstanding at
                                 January 1, 1998                   --              --       $      --
                               Options granted                112,500            2002            2.00
                               ------------------------------------------------------------------------
                               Options outstanding at
                                 December 31, 1998            112,500            2002            2.00
                               Options granted                278,250            2009            8.52
                               ------------------------------------------------------------------------
                               Options outstanding at
                                 December 31,1999             390,750       2002-2009            6.64
                               Options granted              1,140,000            2005            0.79
                               ------------------------------------------------------------------------
                               Options outstanding at
                                 December 31, 2000          1,530,750       2002-2009       $    2.28
                               ========================================================================

                                                         FIDELITY HOLDINGS, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               Data summarizing year-end options exercisable and weighted average fair value of options granted during the year ended December 31, 2000 is shown below:

                              Options exercisable
                              --------------------------------------------------
                              Options exercisable at year-end      1,470,750
                              Weighted average exercise price          $2.28
                              Weighted average fair value of
                                options granted during the year        $0.79
                              Weighted average remaining
                                contractual life                         5.2
                              ==================================================



                               Weighted average fair value of options granted during the years ended December 31, 1999 and 1998 was $5.70 and $2.00, respectively.

                                                         FIDELITY HOLDINGS, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          The following table summarizes information about stock options outstanding at December 31, 2000.


                                                        Options Outstanding               Options Exercisable
                                                        -------------------               -------------------
                                                  Number       Weighted                    Number
                                                Outstanding     Average     Weighted     Exercisable   Weighted
                                                    at         Remaining    Average          at        Average
                                                December 31,  Contractual   Exercise    December 31,   Exercise
                         Exercise Price Range      2000          Life        Price          2000       Price
                         --------------------------------------------------------------------------------------
                           $2.00                   112,500        1.3       $  2.00         90,000      $  2.00
                           $11.00-$12.75           165,750        7.8         12.57        165,750        12.57
                           $2.56                   112,500        9.0          2.56         75,000         2.56
                           $0.47-$0.88           1,140,000        4.8          0.79      1,140,000         0.79
                         ---------------------------------------------------------------------------------------
                                                 1,530,750        5.2       $  2.28      1,470,750      $  2.28
                         =======================================================================================

                                                       FIDELITY HOLDINGS, INC.
                                                                AND SUBSIDIARIES


                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



 15.    STOCKHOLDERS'     On May 14, 1998, the Company designated 900,000
        EQUITY            shares as the 1997 - Major Series of Convertible
                          Preferred Stock (the "1997 Preferred Stock"). The shares of the 1997 Preferred Stock have voting rights and vote with the common stock and not as a separate class. Each share entitles the holder to four and a half votes per share reflecting the underlying conversion rate. The shares of 1997 Preferred Stock are convertible, with each share converting into four and a half shares of common stock if the market value is equal to or greater than $6,000,000 for the 4,050,000 shares of common stock. If the 4,050,000 shares of common stock has a market value of less than $6,000,000, then additional shares of common stock will be issued to equal a market value of $6,000,000.
                          In the event that a dividend is declared on the common stock, a dividend of twice the per share dividend of common stock will be paid on the 1997 Preferred Stock.
                          The 1997 Preferred Stock has a liquidation value of $6,000,000. On the fifth anniversary, the 1997
                          Preferred Stock automatically converts into shares of common stock. During October 1999, 400,000 shares were converted into 1,800,000 shares of common stock (after the three-for-two stock splits).

                          Common Stock

                          During 1998, the Company issued 1,711,221 shares of common stock at estimated market prices for telephony territories and equipment and services to unrelated parties. An aggregate of 687,000 shares valued at $1,494,140 was issued for telephony territories and equipment, while an aggregate of 1,024,221 shares valued at $1,911,775 was issued for services.

                          On June 24,1999, the Company entered into an agreement with three unrelated investors, pursuant to which the Company has the right or obligation to sell, under certain circumstances, in a series of private placement transactions, up to $20.0 million of the Company's common stock (the "Common Stock"), and warrants in three tranches. Pursuant to a series of Securities Purchase Agreements (the "Agreements"), the first tranche closed on June 24, 1999 and the Company sold an aggregate of 428,571 shares of common stock and warrants to purchase 428,571 shares of common stock at a purchase price of $15.33 per share, for an

                                                       FIDELITY HOLDINGS, INC.
                                                                AND SUBSIDIARIES


                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          aggregate of $6,000,000 or $14 per share. On December 8, 1999, a portion representing three-sevenths of the second tranche closed and the Company sold an aggregate of 264,708 shares of common stock and warrants to purchase 264,708 shares of common stock at a purchase price of $11.50 per share, for an aggregate of $3,000,000 or $11.33 per share. Shares issued upon closing of subsequent tranches, if any, will be priced at 105% of the average closing bid price of the Common Stock for the five trading days preceding the applicable closing date and an adjustable warrant which will allow the investors to purchase a maximum of 310,715 shares at $0.01 based on a reset formula.

                          If specified closing conditions are satisfied, the Company and the purchasers will be entitled upon satisfaction of certain milestones to be established with respect to tranche three, to effect three investments during applicable periods ending 100 trading days after the expiration date for adjustable warrants issued in the preceding tranche. The amount of the investment in tranche three would be $7 million. The Company has entered into a Registration Rights Agreement with the purchasers requiring the Company to register shares purchased by the purchasers pursuant to the Agreement under the Securities Act of 1933, as amended, as well as the shares issuable pursuant to the exercise of the warrants issued to the purchasers. The Registration Rights Agreement contains provisions for the payment of certain liquidated damages by the Company in the event of failure to comply with certain of its terms. The Company has agreed to pay legal expenses of the purchasers incurred in connection with the private placement, not to exceed $20,000 with respect to each bringdown. A finder's fee of up to 5% of the purchase price, payable 2.5% in cash and 2.5% in Common Stock, is being paid to International Securities Corporation in connection with the transaction. The sale was effected to the purchasers in reliance upon exemptions provided under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D and Rule 506 promulgated thereunder. The Company has granted a right of first refusal in favor of the purchasers with respect to below-market, non-public issuances of

                                                       FIDELITY HOLDINGS, INC.
                                                                AND SUBSIDIARIES


                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          its securities during the period which commenced on December 8, 1999. Securities not subject to the right of first refusal include securities issued under the Company's stock option plans, shares issued upon exercise of currently outstanding warrants and securities issued in connection with strategic transactions involving the Company or in connection with certain commercial financings. The right of first refusal shall expire with respect to any purchaser who ceases to own at least 20% of the Common Stock issued on December 8, 1999 and the Common Stock issuable upon exercise of the warrants purchased by it. The Company used the net proceeds from the Offering to redeem 85% of its outstanding $2,750,000 principal amount of 12% convertible subordinated term debentures issued in January 1999 and used the balance for working capital purposes of the Company and its subsidiaries.

                          On February 8, 2000, the balance of the second tranche closed. This transaction resulted in the issuance of an aggregate of 266,667 shares of common stock and warrants to purchase 266,667 shares of common stock for $15.00 per share, resulting in gross proceeds of $4,000,000.

                          The terms of the purchase agreements called for Adjustable Warrants to be issued to the investors in each of the tranches in order to provide for a return to the investors of 15% on their investment, based on the average price of the Company's stock during various periods prior to certain measurement dates. If, based on the formula, the required return was not achieved, the Company had the option of making up the shortfall by issuing additional shares of stock for the full amounts of the value of the shortfall or by issuing a minimum number of shares for a portion of the shortfall and paying the balance in cash.

                          In connection with the first tranche, in compliance with the terms of the Adjustable Warrants, the Company issued an aggregate of 273,495 shares; 64,860 shares on November 16, 1999; 111,921 shares on January 11, 2000 and 64,284 shares on March 21, 2000 and received aggregate proceeds of $1,832.42, or $.0067 per share.

                                                       FIDELITY HOLDINGS, INC.
                                                                AND SUBSIDIARIES


                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          The calculation of amounts due pursuant to the Adjustable Warrants issued in the second tranche, resulted in a potential liability to the Company for approximately 4.7 million shares or the Company could elect to issue only the minimum number of 393,587 shares plus a cash payment of $6,625,016. The Company entered into a Redemption Agreement and Promissory Note with the investors, whereby the Company would issue the minimum number of shares and make cash payments aggregating $6,000,000 to be paid in installments of varying amounts over time. Accordingly, the Company issued 393,587 shares of its common stock on August 28, 2000 and made aggregate cash payments of $4,750,000 through December 31, 2000 and owes a balance $1,250,000 at that date which is included in "Notes payable - other". Pursuant to the terms of the note, this balance is due to be paid in aggregate installments of $250,000 in each of the five months beginning in February 2001. If the required payments are not made, the Company will be required to pay the difference between the settlement amount and the original amount as defined in the redemption agreement and promissory note.

                          During 1999, the Company issued 371,381 shares of Common Stock at estimated market prices of approximately $4.2 million for equipment and services.


 16.    DISCONTINUED      On November 3, 2000, the Board of Directors
        OPERATIONS        determined to divest the Company's non-automotive
                          operations within the next twelve months. Continuing operations are represented by the Company's automotive dealership activities, including its automotive leasing subsidiary, Major Fleet and Leasing, Inc.
                          Non-automotive operations are reported as discontinued operations and the consolidated balance sheets have been reclassified to segregate the net assets of these businesses. Assets held for sale included on the Company's consolidated balance sheets at December 31, 2000 and 1999 represent the estimated net realizable value of the Company's discontinued operations.

                                                       FIDELITY HOLDINGS, INC.
                                                                AND SUBSIDIARIES


                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          A summary of net assets of non-automotive operations as of December 31, 2000 and 1999 is as follows:

                        --------------------------------------------------------------------
                         Current assets                              $1,800,000  $ 2,600,000
                         Noncurrent assets                              800,000   11,100,000
                        --------------------------------------------------------------------
                               Total assets                           2,600,000   13,700,000
                        --------------------------------------------------------------------
                         Current liabilities                          1,300,000      400,000
                         Noncurrent liabilities                         300,000      200,000
                        --------------------------------------------------------------------
                               Total liabilities                      1,600,000      600,000
                        --------------------------------------------------------------------
                         Net assets                                  $1,000,000  $13,100,000
                        ====================================================================

                          The loss from discontinued operations is comprised of the following:

                          Year ended December 31,                2000                1999           1998
                          --------------------------------------------------------------------------------
                          Loss from discontinued
                            operations                    $ 8,613,907          $5,088,103       $979,161
                          Loss from disposition
                            of discontinued
                            operations                     13,617,415(1)               --             --
                          Provision for estimated
                            operating losses during
                            period of disposition           2,000,000                  --             --
                          --------------------------------------------------------------------------------
                                                           24,231,322           5,088,103        979,161
                          Income tax benefit                1,804,000           1,082,000        506,000
                          --------------------------------------------------------------------------------
                                                          $22,427,322          $4,006,103       $473,161
                          ================================================================================

                          (1) The $13.6 million loss from disposition of discontinued operations consists of write off of goodwill charges of $13.5 million and $0.1 million of other property.

                          The Company intends to complete the sale of its non-automotive assets during 2001 resulting in the complete divestiture of all non-automotive operations. Although the assets are being aggressively marketed to both inside and outside sources, the disposition is not expected to be complete until late 2001 (see Note
                          19).

                                                       FIDELITY HOLDINGS, INC.
                                                                AND SUBSIDIARIES


                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          The Company expects to realize the book value of the non-automotive assets after write-downs taken in 2000. The amounts the Company will ultimately realize could differ materially from the amounts assumed arriving at the loss on disposal of the discontinued operations (see Note 18). Summary operating results of the discontinued operations are as follows:


                         Year ended December 31,         2000          1999        1998
                         ----------------------------------------------------------------
                         Revenues                   $  1,940,000  $ 1,282,000  $1,089,000
                         Pretax loss from
                           discontinued operations     8,613,907    5,088,103     979,161
                         Pretax loss on disposition
                           of discontinued
                           operations                 13,617,415           --          --
                         Income tax benefit            1,804,000    1,082,000     506,000
                         Net loss                     22,427,000    4,006,000     473,000
                         ================================================================



 17.    QUARTERLY
        FINANCIAL DATA                                    First       Second         Third              Fourth
        (UNAUDITED)       2000                           quarter     quarter        quarter             quarter
                          ----------------------------------------------------------------------------------------
                                                          (In thousands except for per share data)
                            Sales                       $67,668       $85,907       $ 90,241           $ 78,236
                          Gross profit                   10,968        13,658         12,899             12,370
                          Operating income (loss)
                            from continuing
                            operations                      870         1,672           (916)              (324)
                          Loss from discontinued
                            operations net of tax
                            benefits                       (736)       (1,164)       (14,472)            (6,055)
                          Net income (loss) --
                            restated                        134           508        (15,388)(1)         (6,379)(1)
                          LIFO adjustment                    80            80             80               (240)
                          Net income (loss) --
                            reported                         54           428        (15,468)            (6,139)
                          Income (loss) from
                            continuing operations
                            per share - diluted             .03           .06           (.04)              (.01)
                          Net income (loss) per
                            share - (diluted)               .00           .02           (.60)              (.19)
                          ========================================================================================

                                                       FIDELITY HOLDINGS, INC.
                                                                AND SUBSIDIARIES


                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                            First        Second        Third       Fourth
                             1999                          quarter      quarter       quarter      quarter
                           ---------------------------------------------------------------------------------------
                                                              (in thousands except for per share data)
                           Sales                         $45,843       $54,430       $51,015       $ 58,244
                           Gross profit                    7,138         8,144         8,409          9,720
                           Operating income (loss)
                             from continuing
                             operations                       32           746           810           (772)
                           Loss from discontinued
                             operations, net of
                             tax benefits                   (728)         (615)         (696)        (1,967)
                           Net income (loss) -
                             restated                        204           131           114         (3,639)(2)
                           LIFO adjustment                    88            87            88             87
                           Net income (loss) as
                             reported                         16            44            26         (3,726)
                           Income (loss) from
                             continuing operations
                             per share - diluted             .04           .03           .03           (.05)
                           Net income (loss) per
                             share diluted                   .01           .01           .00           (.22)
                           ========================================================================================================

                          (1)  Third and fourth quarter losses reflect
                               write-down of discontinued operations (see Note
                               16).

                          (2) Fourth quarter losses reflect a bonus of $1,800,000, charges for early extinguishment of debt of $733,125, accrual of bonuses of approximately $500,000 and start-up and integration expenses in connection with acquisitions and planned acquisitions.


 18.    SUBSEQUENT EVENTS Sale of Internet Creations, Inc.

                          In February 2001, the Company completed an asset sale of our Richmond, Virginia based Internet Creations, Inc. (d/b/a Internet Connections) to Access Technology, Inc. ("Access"). The sale price for the assets was $320,000, $47,000 of which was paid at the closing, and $273,000 of which was evidenced by a senior secured promissory note.

                                                       FIDELITY HOLDINGS, INC.
                                                                AND SUBSIDIARIES


                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          Sale of IG2, Inc. Interest

                          In March 2001, the Company sold its majority interest in its IG2, Inc. subsidiary (f/k/a/ Computer Business Sciences, Inc.), which, at the time of sale, consisted solely of IG2, Inc., a Florida corporation, incorporated as Reynard Service Bureau, Inc., through a stock purchase to Global Communications of NY, Inc. ("Global"). The purchase price consisted of a senior subordinated secured promissory note (the "Subordinated Note") in the amount of approximately $1,800,000 and a certain number of Series A preferred stock of Global, equal to 10% of the capital stock of Global as of the closing date.