Form 10-Q
period 2001-03-31
MAJOR AUTOMOTIVE COMPANIES INC
filed 2001-05-18
CIK 1009779

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001 or

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the transition period from _______________ to ____________________

Commission File Number: 000-29182


                      THE MAJOR AUTOMOTIVE COMPANIES, INC.
            --------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                                Nevada           11-3292094
              --------------------------------- ------------------
                   (State or Other Jurisdiction (IRS Employer
              of Incorporation or Organization) Identification No.)

                       80-02 Kew Gardens Road, Suite 5000
                           Kew Gardens, New York 11415
                        ---------------------------------
                    (Address of Principal Executive Offices)

                                 (718) 520-6500
                                ----------------
                         (Registrant's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the registrant's common stock outstanding as of May 17, 2001 was 5,217,140 shares.

                                      INDEX

                                                                            Page No.
                                                                            --------
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements                                                   2
Consolidated Balance Sheets                                                    2
Consolidated Statements of Operations                                          4
Consolidated Statements of Cash Flows                                          5
Notes to Consolidated Financial Statements                                     7
Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                         10
Item 3. Quantitative and Qualitative Disclosures About Market Risk            12
PART II. OTHER INFORMATION
Item 1. Legal Proceedings                                                     13
Item 2. Changes in Securities                                                 13
Item 3. Defaults Upon Senior Securities                                       13
Item 4. Submission of Matters to a Vote of Security Holders                   13
Item 5. Other Information                                                     14
Item 6. Exhibits and Reports on Form 8-K                                      14
Signatures                                                                    15


PART I - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                            March 31,            December 31,
                                                                              2001                  2000
                                                                           (unaudited)
ASSETS

Current Assets
 Cash and cash equivalents                                                $  1,556,064           $  2,786,312
 Net investment in direct financing leases, current                            123,664                289,010
 Accounts receivable, net                                                    8,817,564              8,078,111
 Inventories                                                                42,481,089             47,465,261
 Other current assets                                                        1,445,628              1,964,954
 Assets held for sale                                                        1,000,000              1,000,000
                                                                          ------------           ------------
           Total current assets                                             55,424,009             61,583,648

Net investment in direct financing leases,
    net of current portion                                                     164,971                205,992

Property and equipment, net                                                  8,688,828              8,754,983
Deferred income taxes                                                          645,000                645,000
Excess of costs over net assets acquired                                    13,661,671             13,909,058
Notes receivable - officer                                                     975,608                347,765
Other assets                                                                 1,202,418              1,334,951
                                                                          ------------           ------------

          Total assets                                                    $ 80,762,505           $ 86,781,397
                                                                          ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Notes payable - floor plan                                               $ 37,186,457           $ 45,214,444
 Notes payable - other                                                       1,250,001              1,250,001
 Line of credit                                                                500,000                500,000
 Accounts payable                                                            6,651,354              4,940,132
 Accrued expenses                                                            4,112,932              4,222,609
 Current maturities of long-term debt                                          838,845                866,120
 Customer deposits                                                           1,369,153                701,963
                                                                          ------------           ------------
          Total current liabilities                                         51,908,742             57,695,269

Long-term debt, less current maturities                                     10,425,981             10,411,443
Obligations under capital lease                                              2,827,325              3,011,821
Other liabilities                                                                 --                   62,894
                                                                          ------------           ------------
           Total liabilities                                                65,162,048             71,181,427
                                                                          ------------           ------------

Commitments
Stockholders' equity
        Preferred stock, $.01 par value- 2,000,000 shares
           authorized; 500,000 shares issued and outstanding                     5,000                  5,000
        Common stock, $.01 par value- 50,000,000 shares
           authorized; 5,217,140  issued and outstanding in
           2001 and 2000, respectively                                          52,171                 52,171
        Unearned stock based compensation                                     (251,079)              (284,391)
       Additional paid in capital                                           39,418,959             39,418,959
       Deficit                                                             (21,910,814)           (22,696,799)
       Treasury stock, at cost; 203,9833 and 32,483 shares
              in 2001 and 2000, respectively                                (1,713,780)              (894,970)
                                                                          ------------           ------------

                      Total stockholders' equity                            15,600,457             15,599,970
                                                                          ------------           ------------

                      Total liabilities and stockholders' equity          $ 80,762,505           $ 86,781,397
                                                                          ============           ============

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                          THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)

                                                             2001                   2000
                                                             ----                   ----
                                                                                (restated)
Sales                                                     $88,112,314          $ 67,760,782
Cost of sales                                              74,187,915            56,700,109
                                                          -----------          ------------
     Gross profit                                          13,924,399            11,060,673


Operating expenses                                         12,259,008             9,807,380
Interest expense                                              864,406               515,785
                                                          -----------          ------------

Income before income tax expense
     and loss from discontinued operations                    800,985               737,508


Income tax expense                                             15,000                15,136
                                                          -----------          ------------


Income from continuing operations                             785,985               722,372

Loss from discontinued operations                                --                (588,068)
                                                          -----------          ------------

Net income                                                $   785,985          $    134,304
                                                          ===========          ============

Income per common share - continuing operations:
     Basic                                                $      0.15          $       0.15
     Diluted                                              $      0.11          $       0.13
                                                          ===========          ============

Loss per common share - discontinued operations:
     Basic                                                $      --            $      (0.12)
     Diluted                                              $      --            $      (0.11)
                                                          ===========          ============

Net income per common share:
     Basic                                                $      0.15          $       0.03
     Diluted                                              $      0.11          $       0.02
                                                          ===========          ============

Average number of shares used in computation:
     Basic                                                  5,088,072             4,920,980
     Diluted                                                6,890,450             5,458,206
                                                          ===========          ============

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31,

                                                                      2001                2000
                                                                      ----                ----
                                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                       $   785,985           $   134,304
 Adjustments to reconcile net income
  to net cash provided by (used in) operating activities
  Amortization of intangible assets                                   247,387                34,219
  Depreciation                                                        212,855               126,377
  Amortization of stock-based compensation                             33,312
  Loss from discontinued operations                                                         588,068
  Stock issuances for services                                                              161,582
 (Increase) decrease in assets:
  Net investment in direct financing leases                           206,367               155,065
  Accounts receivable, net                                           (739,453)           (2,701,958)
  Inventories                                                       4,984,172            (7,675,759)
  Deferred income taxes                                                                     125,000
  Other assets                                                        651,859              (514,277)
 Increase or (decrease) in liabilities
  Accounts payable                                                  1,711,222            (1,074,642)
  Accrued expenses                                                   (109,677)              765,139
  Customer deposits                                                   667,190               362,053
  Notes payable - floor plan                                       (8,027,987)            7,127,481
  Other liabilities                                                   (62,894)             (272,031)
                                                                  -----------           -----------

  NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES                    560,338            (2,659,379)
                                                                  -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease in assets held for sale                                                        1,567,286
  Purchase of property and equipment                                 (146,700)             (633,412)
                                                                  -----------           -----------

  NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                   (146,700)              933,874
                                                                  -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                                         14,538               127,475
  Payment of long-term debt                                           (27,275)             (344,659)
  Proceeds from issuance of common stock and exercise
   of warrants net of expenses                                           --               5,440,088
  Capital lease reduction                                            (184,496)                 --
  Purchase of treasury stock                                         (818,810)                 --
  Loans to officers                                                  (627,843)           (1,253,185)
                                                                  -----------           -----------

  NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES                 (1,643,886)            3,969,719
                                                                  -----------           -----------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (1,230,248)            2,244,214

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      2,786,312             6,625,454
                                                                  -----------           -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 1,556,064           $ 8,869,668
                                                                  ===========           ===========

Supplemental Disclosures of Cash Flows Information
  Cash paid during the period for:
  Interest                                                        $   864,406           $   516,378
  Income taxes                                                         30,000
  Non-cash financing and investing
  Common stock issued for business combinations                                           7,016,000

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                                 March 31, 2001

1.       Basis of Presentation

         In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company's financial position and its results of operations and cash flows as of the dates and for the periods indicated.

         Certain information and footnote disclosure normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited December 31, 2000 consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2000. The results of operations for the three-month periods are not necessarily indicative of the operating results for the full year.

         Amounts for the three months ended March 31, 2000 have been reclassified to conform with the March 31, 2001 presentation.

         The results of continuing operations for the three months ended March 31, 2000 have been restated to reflect the change in the Company's pricing method from last-in, first-out to first-in, first out and the reclassification of discontinued operations. The change in pricing method resulted in an increase of $80,000 in income from continuing operations and $0.015 in diluted earnings per share in the three months ended March 31, 2000. As discussed in Note 3, Discontinued Operations, the Company's former non-automotive businesses have been accounted for as discontinued operations in the accompanying financial statements. Accordingly, the operating results of those businesses for the period prior to disposition have been reclassified as discontinued operations in the accompanying financial statements.

2.    Stock Split

         In May 2001 the Company effected a 1-for-5 reverse stock split. Accordingly, all per-share data and number of shares for each of the periods presented in the financial statements and in the footnotes thereto have been adjusted to reflect this reverse stock split.

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

         Assets Held for Sale included on the Company's balance sheet at March 31, 2001 represents the estimated net value of the Company's discontinued operations to be realized upon their sale.

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                                 March 31, 2001
                                   (continued)

Selected Statement of Operations data for the Company's discontinued operations are as follows:

                                   For the Three Months Ended
                                           March 31,
                                   2001                  2000
                                   ----                  ----
Revenues                        $    70,000           $ 468,000
                                ===========           =========

Pre-tax loss                     (1,088,000)           (588,000)
                                ===========           =========

Net loss                         (1,088,000)           (588,000)

Previously estimated
 and accrued losses               1,088,000                --
                                -----------           ---------

Loss from discontinued
 operations                     $      --             $(588,000)
                                ===========           =========

4.   Stockholders' Equity

         In connection with the private placements of the Company's common stock in December 1999 and February 2000 and pursuant to the terms of the agreement, the Company redeemed all outstanding adjustable warrants held by institutional investors. In this connection, the Company issued the minimum 78,717 shares and agreed to pay a total of $6 million in cash. The Company paid $2,500,000 of this amount and issued notes payable for the balance of $3,500,000. At December 31, 2000, the remaining amount due was $1,250,000. However, the Company has not made the monthly payments of $250,000, which were due in each of the months of February through April 2001. The terms of the Redemption Agreement require that the balance be adjusted to $1,666,667, an increase of $416,667 plus interest and reasonable attorneys fees. In May 2001, the Company was served with a lawsuit from the initial investors seeking such payment. The amount of $416,667 is not reflected in the accompanying financial statements. The Company intends to vigorously defend the suit and believes that it has substantial defenses to the asserted claim and any judgment against it would not have a material adverse effect on the Company's financial position, results of operations and cash flows.

         In connection with the acquisition of Mazda of Hempstead in the second quarter of 2000 and pursuant to the terms of the purchase agreement, the Company is obligated to issue to the seller 427,120 shares of its common stock based on the value of its common stock at April 11, 2001.

5.       Business Combinations

         In May, 2001, the Company acquired a Suzuki franchise and certain Suzuki vehicles and parts from Hempstead F.S. Motors, Ltd. The purchase price of $309,877 was paid on May 4, 2001. The transaction is being held in escrow pending resolution of certain issues relating to the closing. The acquired company's operations to date have not been significant and, therefore, pro forma financial information has not been presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion of the operations, financial condition, liquidity and capital resources of we and our subsidiaries should be read in conjunction with our unaudited Consolidated Financial Statements and related notes thereto included elsewhere herein.

         This annual report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements.

The Company

         On May 14, 1998, The Major Automotive Companies, Inc. (f/k/a Fidelity Holdings, Inc.,) then a holding company involved in the acquisition and development of synergistic technological and telecommunications businesses and the regional consolidation of the retail automotive industry, acquired, from a related party, the Major Automotive Group of dealerships ("Major Auto") and related real property and leases. We have historically operated in two divisions: Automotive and Technology.

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

RESULTS OF CONTINUING OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 AND THREE MONTHS ENDED MARCH 31, 2000

         Revenues. Revenues for the three-month period ended March 31, 2001 increased to approximately $88.1 million, which is $20.3 million, or 30.0%, more than the prior comparable period's revenues of $67.8 million. Such increase was solely attributable to the revenues of our automotive dealership operations. The primary reason for the significant growth in revenues was increased unit sales. New vehicle sales increased by 335 units in the first quarter of 2001 to 1,365 units from 1,030 units in the first quarter of 2000, while used vehicle sales increased 680 units to 3,344 units in the 2001 first quarter over 2,664 units, retail and wholesale, in the prior year's comparable quarter. Management believes that the increase in new and used vehicle unit sales in this quarter is significantly attributable sales by the acquired dealerships in Hempstead, Long Island and to our successful efforts in selling used vehicles at our expansive facility in Long Island City, New York. The Hempstead dealerships generated the total increases in new vehicle revenues and unit sales and represented 53.4% and 58.0% of the used vehicle revenues and unit sales increases, respectively. An average of approximately 1,115 used vehicles, retail and wholesale, were sold during each of the months in the 2001 period, compared with an average of 888 units per month in the 2000 comparable period. Major Auto's sales efforts included extensive Internet promotions, local advertising in all media and the branding of its used car operation as "Major World." Management believes that market acceptance of its Major World brand was a strong contributor to the 2001 sales volume performance.

         Cost of sales. The cost of sales increase of $17.5 million, or 30.9%, to $74.2 million in the first quarter of 2001 from $56.7 million for the three months ended March 31, 2000 is solely attributable to our automotive dealership operations. This increase is consistent with the increased sales volume in terms of units and also with the respective increases and decreases in the average selling prices of new and used vehicles.

         Gross profit. Our automotive dealership operations generated the total gross profit of $13.9 million for the three months ended March 31, 2001, an increase of almost $2.9 million, or 26.1%, from gross profits of $11.1 million in the prior year's comparable quarter. The increase in gross profit was primarily attributable to the increase in units sold.

         Operating expenses. In the three months ended March 31, 2001, operating expenses increased approximately $2.5 million, or 25.5%, to approximately $12.3 million, from $9.8 million in the prior year's comparable quarter. All of this increase is attributable to our automotive dealership operations. This increase is primarily attributable to the newly acquired dealerships as well as the costs associated with increased sales efforts and results, principally, advertising and compensation.

         Interest expense. Net interest expense had a net increase of approximately $348,000 to $864,000 in the first quarter of 2001 from interest expense of $516,000 incurred in the comparable prior period. This is primarily related to the increase in floor plan interest based on the higher levels of our automotive dealership operations' inventories as partially offset by lower interest rates during the first quarter of 2001.

         Income tax expense. Income tax expense related to continuing operations in the first quarter of 2001 of approximately $15,000, approximately the same as the prior comparable quarter.

         Discontinued operations. We had no loss from discontinued operations in the first quarter of 2001, compared with a loss of $588,000 from discontinued operations in the comparable prior period. This is because in the year 2000, we had provided for the estimated additional costs related to those operations.

ASSETS, LIQUIDITY AND CAPITAL RESOURCES - MARCH 31, 2001

         At March 31, 2001, our total assets were $80.8 million, a decrease of approximately $6.0 million from December 31, 2000. This aggregate decrease is primarily related to the decreases in our cash of $1.2 million, inventories of $5.0 million and other current assets of $500,000, as partially offset by the increase in accounts receivable of $700,000.

         For the three months ended March 31, 2001, we had a net use of cash of $1,230,248. The primary reason for this decrease was the net cash used in our financing activities of $1,643,886.

         This net use of cash in our financing activities is primarily attributable to our purchases of treasury stock for $818,810, an increase in loans to officers of $627,843 and a net reduction in long-term debt and capital leases aggregating $197,233.

         Cash provided by operating activities was $560,338. This was the result of cash provided from our operations of $1,279,539, comprised of our net profit of $785,985 plus non-cash charges of $493,554, and a net decrease in assets of $5,102,945 (primarily from the seasonal reduction in inventories of $4,984,172), as offset by a net decrease in liabilities of $5,822,146 (primarily attributable to the net result of a decrease in floor plan notes payable of $8,027,987and increases of $1,711,222 in accounts payable and $667,190 in customer deposits). The decreases in assets and liabilities were significantly attributable to the planned build-up of lower-priced inventory in the fourth quarter of 2000 to be sold off during the first quarter of 2001.

         The net cash generated from operating activities of $560,338 was partially offset by the cash used in investing activities of $146,700 for the net additions to property and equipment.

         The foregoing activities, i.e. financing, operating and investing, resulted in a net cash decrease of $1,230,248 for the three months ended March 31, 2001.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Risk

         Although we sell a limited number of vehicles in the former Soviet Union, substantially all our revenues come from sales of vehicles in the Unites States. Consequently, foreign sales constitute a minimal amount of our revenues. Even so, our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because substantially all our revenues are currently denominated in U.S. dollars, a strengthening of the dollar could make our vehicles less competitive in foreign markets. Due to the nature of our operations, we believe that there is not a material risk exposure.

Interest Rate Risk

         Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since all of our investments are in short-term instruments, including money market funds. Our interest rate expense is also sensitive to changes in the general level of U.S. interest rates because the interest rates charged vary with the prime rate or LIBOR. Due to the nature of our investments and operations, we believe that there is not a material risk exposure.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         By Summons and Notice of Motion for Summary Judgment In Lieu of Complaint dated April 19, 2001 we were named as the defendant in two actions titled Strong River Investments, Inc. v. Fidelity Holdings, Inc. and Montrose Investments Ltd. v. Fidelity Holdings, Inc., both brought in the Supreme Court of the State of New York, New York County, Index No.'s 601963/01 and 601964/01, respectively. In these actions, Strong River Investments, Inc. and Montrose Investments Ltd. (collectively, the "Defendants"), have alleged that we defaulted on certain promissory notes granted to the Defendants. Each of the Defendants are seeking damages in the sum of $833,334 plus interest, and reasonable attorney's fees. As of December 31, 2000, we had recorded a liability of $1,250,000 for such promissory notes. We intend to vigorously defend these lawsuits.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our Board of Directors and a majority of our shareholders adopted resolutions approving (i) an amendment to our Articles of Incorporation providing for a change in our corporate name from "Fidelity Holdings, Inc." to "The Major Automotive Companies, Inc." (the "Name Change") and (ii) a one (1) for five (5) reverse split of our common stock (the "Reverse Split").

         On May 1, 2001, an amendment to our Articles of Incorporation was filed with the Nevada Secretary of state changing our corporate name to The Major Automotive Companies, Inc. Subsequently, effective May 2, 2001, our trading symbol on the Nasdaq National Stock Market was changed from FDHG to MAJR.

         Additionally, effective May 2, 2001, each five (5) shares of our issued and outstanding common stock was automatically converted into one (1) fully paid and nonassessable share of our common stock.

         We did not seek consent, authorization or proxies from our shareholders for the Name Change or Reverse Split, since we obtained the written consent of a majority of the holders of our common stock, as allowed by Section 78-320 of the Nevada Revised Statute. However, an information statement on Schedule 14C was filed with the Securities and Exchange Commission and sent to shareholders of record date, informing shareholders of the Name Change and Reverse Split. The Definitive Information Statement on Schedule 14C filed on April 10, 2001 is incorporated herein by reference.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  None.

         (b)      Reports on From 8-K.

                  We filed a Report on Form 8-K on May 3, 2001, reporting our name change from Fidelity Holdings, Inc. to The Major Automotive Companies, Inc. effective May 1, 2001 and a one-for-five reverse split of our common stock effective on May 2, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               FIDELITY HOLDINGS, INC.


Date: May 18, 2001             /s/ Bruce Bendell
                               -----------------
                               Bruce Bendell
                               Chairman of the Board and Chief Executive Officer


                               /s/ Richard L. Feinstein
                               Richard L. Feinstein
                               Senior Vice President-Finance and Chief Financial Officer