Form 10-Q
period 2001-06-30
MAJOR AUTOMOTIVE COMPANIES INC
filed 2001-08-20
CIK 1009779

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ____________________

Commission File Number: 000-29182

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.
                         (F/K/A FIDELITY HOLDINGS, INC.)
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

                            43-40 Northern Boulevard
                           Long Island City, NY 11101
                        ---------------------------------
                    (Address of Principal Executive Offices)

                                 (718) 937-3700
                                ----------------
                         (Registrant's Telephone Number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the registrant's common stock outstanding as of August 17, 2001 was 5,217,140 shares.

                                      INDEX

                                                                                                   Page No.
                                                                                                   --------
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements ................................................................          3
Consolidated Balance Sheets .................................................................          3
Consolidated Statements of Operations .......................................................          5
Consolidated Statements of Cash Flows .......................................................          6
Notes to Consolidated Financial Statements ..................................................          8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations         13
Item 3. Quantitative and Qualitative Disclosures About Market Risk ..........................         13
PART II. OTHER INFORMATION ..................................................................         17
Item 1. Legal Proceedings ...................................................................         18
Item 2. Changes in Securities ...............................................................         18
Item 3. Defaults Upon Senior Securities .....................................................         18
Item 4. Submission of Matters to a Vote of Security Holders .................................         18
Item 5.  Other Information ..................................................................         18
Item 6. Exhibits and Reports on Form 8-K ....................................................         19
Signatures ..................................................................................         20
Exhibit 10.87
Exhibit 10.88

PART I - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                       June 30,            December 31,
                                                                         2001                  2000
                                                                     ------------          ------------
                                                                      (unaudited)
ASSETS

Current Assets
    Cash and cash equivalents                                        $  1,601,705          $  2,786,312
    Net investment in direct financing leases, current                     88,749               289,010
    Accounts receivable, net                                           14,407,332             8,078,111
    Inventories                                                        39,826,308            47,465,261
    Other current assets                                                2,040,040             1,964,954
    Assets held for sale                                                  140,000             1,000,000
                                                                     ------------          ------------
           Total current assets                                        58,104,134            61,583,648

Net investment in direct financing leases,
    net of current portion                                                114,439               205,992
Property and equipment, net                                             8,666,808             8,754,983
Deferred income taxes                                                     645,000               645,000
Excess of costs over net assets acquired                               14,426,183            13,909,058
Notes receivable - officer                                              1,347,171               347,765
Other assets                                                            1,930,616             1,334,951
                                                                     ------------          ------------

           Total assets                                              $ 85,234,351          $ 86,781,397
                                                                     ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Notes payable - floor plan                                       $ 41,072,194          $ 45,214,444
    Notes payable - other                                               1,666,668             1,250,001
    Line of credit                                                        500,000               500,000
    Accounts payable                                                    6,195,920             4,940,132
    Accrued expenses                                                    5,290,308             4,222,609
    Current maturities of long-term debt                                1,056,463               866,120
    Obligations under capital lease                                     2,642,325                    --
    Customer deposits                                                     750,040               701,963
                                                                     ------------          ------------
           Total current liabilities                                   59,173,918            57,695,269

Long-term debt, less current maturities                                10,216,876            10,411,443
Obligations under capital lease                                                --             3,011,821
Other liabilities                                                          90,572                62,894
                                                                     ------------          ------------
           Total liabilities                                           69,481,366            71,181,427
                                                                     ------------          ------------

Commitments
Stockholders' equity
    Preferred stock, $.01 par value- 2,000,000 shares
       authorized; 100,000 and 500,000 shares issued and                    1,000                 5,000
       outstanding in 2001 and 2000, respectively
    Common stock, $.01 par value- 50,000,000 shares
       authorized; 7,462,038 and 5,217,140 shares issued and
       outstanding in 2001 and 2000, respectively                          74,622                52,171
    Unearned stock based compensation                                    (217,767)             (284,391)
    Additional paid in capital                                         39,581,992            39,418,959
    Deficit                                                           (21,973,082)          (22,696,799)
    Treasury stock, at cost; 203,983 and 32,483 shares
       in 2001 and 2000, respectively                                  (1,713,780)             (894,970)
                                                                     ------------          ------------

           Total stockholders' equity                                  15,752,985            15,599,970
                                                                     ------------          ------------

           Total liabilities and stockholders' equity                $ 85,234,351          $ 86,781,397
                                                                     ============          ============

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Six Months Ended June 30,            Three Months Ended June 30,
                                                            -------------------------------      --------------------------------
                                                                 2001              2000               2001               2000
                                                            -------------     -------------      -------------      -------------
                                                                                (restated)                            (restated)
Sales                                                       $ 190,436,097     $ 153,574,382      $ 102,323,783      $  85,813,600
Cost of sales                                                 160,317,906       128,949,481         86,129,991         72,249,372
                                                            -------------     -------------      -------------      -------------
     Gross profit                                              30,118,191        24,624,901         16,193,792         13,564,228

Operating expenses                                             26,850,168        20,922,649         14,591,160         11,115,269
Interest expense                                                1,644,306         1,160,325            779,900            644,540
                                                            -------------     -------------      -------------      -------------

Income before income tax expense
     and loss from discontinued operations                      1,623,717         2,541,927            822,732          1,804,419

Income tax expense                                                900,000         1,309,000            885,000            914,140
                                                            -------------     -------------      -------------      -------------


Income (loss) from continuing operations                          723,717         1,232,927            (62,268)           890,279

Loss from discontinued operations                                      --          (590,308)                --           (381,964)
                                                            -------------     -------------      -------------      -------------

Net income (loss)                                           $     723,717     $     642,619      $     (62,268)     $     508,315
                                                            =============     =============      =============      =============

Income (loss) per common share - continuing operations:
     Basic                                                  $        0.13     $        0.25      $       (0.01)     $        0.17
     Diluted                                                $        0.09     $        0.23      $       (0.01)     $        0.16
                                                            =============     =============      =============      =============

Loss per common share - discontinued operations:
     Basic                                                  $          --     $       (0.12)     $          --      $       (0.07)
     Diluted                                                $          --     $       (0.11)     $          --      $       (0.07)
                                                            =============     =============      =============      =============

Net income (loss) per common share:
     Basic                                                  $        0.13     $        0.13      $       (0.01)     $        0.10
     Diluted                                                $        0.09     $        0.12      $       (0.01)     $        0.09
                                                            =============     =============      =============      =============

Average number of shares used in computation:
     Basic                                                      5,706,734         5,028,412          6,318,597          5,135,843
     Diluted                                                    7,667,882         5,505,543          6,318,597          5,609,568
                                                            =============     =============      =============      =============

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)

                                                                 2001              2000
                                                             ------------      ------------
                                                                                (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                  $    723,717      $    642,619
 Adjustments to reconcile net income
  to net cash provided by (used in) operating activities
  Amortization of intangible assets                               301,875           237,449
  Depreciation                                                    218,394           172,842
  Amortization of stock-based compensation                         66,629           457,332
  Loss from discontinued operations                                    --        (1,899,308)
  Stock issuances for services                                         --           209,494
 (Increase) decrease in assets:
  Net investment in direct financing leases                       291,814           332,359
  Accounts receivable, net                                     (6,329,221)       (6,645,794)
  Inventories                                                   7,638,953       (16,221,345)
  Other assets                                                    (50,600)         (119,894)
 Increase or (decrease) in liabilities
  Accounts payable                                              1,255,783        (2,375,956)
  Accrued expenses                                              1,116,699         1,113,503
  Customer deposits                                                47,777           286,391
  Notes payable - floor plan                                   (4,141,950)       18,530,658
  Other liabilities                                                27,678          (297,951)
                                                             ------------      ------------

  NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES              1,167,548        (5,577,601)
                                                             ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                               (90,219)         (260,430)
 Business combinations                                            (70,000)         (120,000)
                                                             ------------      ------------

  NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES               (160,219)         (380,430)
                                                             ------------      ------------


CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from long-term debt                                          --           102,954
 Payment of long-term debt                                         (4,224)         (424,456)
 Proceeds from issuance of common stock and exercise
   of warrants, net of expenses                                        --         5,431,174
 Payments of capital lease obligations                           (369,496)               --
 Purchase of treasury stock                                      (818,810)         (239,929)
 Loans to officers                                               (999,406)       (1,228,405)
                                                             ------------      ------------

  NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES             (2,191,936)        3,641,338
                                                             ============      ============


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (1,184,607)       (2,316,693)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  2,786,312         6,625,454
                                                             ------------      ------------


CASH AND CASH EQUIVALENTS, END OF PERIOD                     $  1,601,705      $  4,308,761
                                                             ============      ============

Supplemental Disclosures of Cash Flows Information
 Cash paid during the period for:
  Interest                                                   $    864,406      $  1,128,671
  Income taxes                                                     30,000                --
 Non-cash financing and investing activities
  Common stock issued as stock based compensation                      --         1,000,000
  Common stock issued for services                                 79,000           209,494
  Common stock issued for business combinations                   519,000         8,100,000
  Notes issued for redemption of warrants                         416,667                --

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                                  June 30, 2001

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

         Amounts for the six months and three months ended June 30, 2000 have been reclassified to conform with the June 30, 2001 presentation.

         The results of continuing operations for the six months and three months ended June 30, 2000 have been restated to reflect the change in the Company's pricing method from last-in, first-out to first-in, first out and the reclassification of discontinued operations. The change in pricing method resulted in an increase of $160,000 and $80,000 in income from continuing operations and $.02 and $.01 in diluted earnings per share in the six months and three months ended June 30, 2000. As discussed in Note 3, Discontinued Operations, the Company's former non-automotive businesses have been accounted for as discontinued operations in the accompanying financial statements. Accordingly, the operating results of those businesses for the period prior to disposition have been reclassified as discontinued operations in the accompanying financial statements.

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

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                                  June 30, 2001
                                   (continued)

are represented by the Company's automotive dealership activities, including its automotive leasing subsidiary, Major Fleet and Leasing, Inc. ("Major Fleet").

         Assets Held for Sale included on the Company's balance sheets represents the estimated net value of the Company's discontinued operations to be realized upon their sale.

         Selected Statement of Operations data for the Company's discontinued operations are as follows:

                                    For the Six Months Ended June 30,        For the Three Months Ended June 30,
                                    ---------------------------------        -----------------------------------
                                        2001                 2000                 2001                 2000
                                    -----------          -----------          -----------          -----------
     Revenues                       $   140,000          $ 1,026,000          $    70,000          $   558,000
                                    ===========          ===========          ===========          ===========

     Pre-tax loss                    (1,212,000)          (1,899,000)            (124,000)          (1,311,000)
                                    ===========          ===========          ===========          ===========

     Net loss                        (1,212,000)            (590,000)            (124,000)            (382,000)

     Previously estimated
      and accrued losses             (1,212,000)                  --              124,000                   --
                                    -----------          -----------          -----------          -----------

     Loss from discontinued
      operations                    $        --          $  (590,000)         $        --          $  (382,000)
                                    ===========          ===========          ===========          ===========

         Effective March 27, 2001, the Company sold its interest in its telecommunications subsidiary, IG2, Inc., to Global Communications of NY, Inc. The sale price was $3,000,000, less the assumption of certain of the Company's liabilities, resulting in a net amount due to the Company of $1,778,803. Such indebtedness is evidenced by a note payable to the Company in the principal amount of $1,778,803, bearing interest at 8.5% and payable in quarterly installments over 48 months, beginning in March 2002.

         Effective June 27, 2001, in related transactions, the Company sold its interest in its Israeli technology subsidiary, C.B.S. (Israel), Ltd. and the assets of its Canadian subsidiary, 786710 Ontario, Ltd., doing business as Info Systems, to GYT International, Ltd., a Nevis Corporation. The combined sales price in connection with these transactions was $350,000 for both operations, less the assumption of certain of the Company's liabilities, resulting in a net amount due to the Company of $119,500. Such indebtedness is evidenced by a note payable to the

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                                  June 30, 2001
                                   (continued)

Company in the principal amount of $119,500, bearing interest at 5% and payable in quarterly installments over 60 months, beginning in June 2002.

         The gains on the sales of these discontinued operations have been deferred due to a lack of credit history. Such gains will be reflected when collectibility is reasonably assured.

         Effective July 31, 2001, the Company sold its interest in its telephone calling card subsidiary, ICS Globe, Inc. to Global Communications of NY, Inc. The sale price was $250,000, with a down payment of $10,000. The balance is evidenced by a note payable to the Company in the principal amount of $240,000, bearing interest at 12% and payable in monthly installments for sixteen months, beginning in August 2002.

4.       Stockholders' Equity

         In connection with the private placements of the Company's common stock in December 1999 and February 2000 and pursuant to the terms of the agreement, the Company redeemed all outstanding adjustable warrants held by institutional investors. In this connection, the Company issued the minimum 393,587 shares and agreed to pay a total of $6 million in cash. The Company paid $2,500,000 of this amount and issued notes payable for the balance of $3,500,000. At December 31, 2000, the remaining amount due was $1,250,000. However, the Company has not made the monthly payments of $250,000, which were due in each of the months of February through April 2001. The terms of the Redemption Agreement require that the balance be adjusted to $1,666,667, an increase of $416,667 plus interest and reasonable attorneys fees. In May 2001, the Company was served with a lawsuit from the initial investors seeking such payment. In July 2001, the plaintiff was awarded a judgment in this matter. Although the Company has filed an appeal and intends to avail itself of other remedies, an additional liability of $416,667 has been recorded as a charge against additional paid-in capital in the second quarter of 2001.

         In connection with the acquisition of Mazda of Hempstead in the second quarter of 2000 and pursuant to the terms of the purchase agreement, effective April 11, 2001, the Company issued to the seller 427,120 shares of its common stock based on the market price of such shares at that date.

         On May 1, 2001, the Company issued 40,000 shares of its common stock, valued at $79,000 at that date, to a finder in connection with the sale of the Company's IG2, Inc. subsidiary. The fair value of the common stock was recorded as an offset to the accrual for estimated disposition costs of discontinued operations.

         As of May 15, 2001, Bruce Bendell, Chairman and Chief Executive officer of the

               MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                                  June 30, 2001
                                   (continued)

Company, converted 400,000 shares of his then-remaining 500,000 shares of 1997-MAJOR Series of Convertible Preferred Stock into 1,777,778 shares of the Company's common stock pursuant to the conversion rate of the preferred stock, based on the market price of the Company's stock on May 15, 2001.

5.       Business Combinations

         In April 2001, the Company acquired a Daewoo franchise and certain assets from Daewoo Motors of America. The purchase price of $100,000 was paid on April 19, 2001. In May, 2001, the Company acquired a Suzuki franchise and certain Suzuki vehicles and parts from Hempstead F.S. Motors, Ltd. and a debtor-in-possession. The purchase price of $309,877 out of a total deposit of $500,000 for this and other potential, but subsequently abandoned, acquisitions, was paid on May 4, 2001. The balance of the deposit is being held in escrow pending resolution of certain issues relating to the closing. The acquired companies' operations, in the aggregate, to date, have not been significant and, therefore, pro forma financial information has not been presented.

6.       Commitments

         On May 15, 2001, the Compensation Committee of the Board of Directors of the Company approved an increase in the annual base salary of Bruce Bendell to $500,000 for the period July 1, 2001 to June 30, 2004. Additional approval was given to a bonus plan under which Mr. Bendell receives a quarterly bonus equal to 10% of the net income of the Company's automotive operations after all expenses, including any other bonuses paid or accrued. This bonus plan was approved retroactively to April 1, 2001. Accordingly, the Company has recorded additional compensation expense of $257,000 for this bonus. In the event that Mr. Bendell's employment is terminated prior to June 30, 2004, he will continue to receive his base salary and a guaranteed annual bonus of $250,000 per year until that date.

7.       Effect of Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) which supersedes APB Opinion No. 16, "Business Combinations". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS No. 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The provisions of SFAS No. 141 do not have any impact on the Company's consolidated financial statements as of June 30, 2001.

8.       Subsequent Event

         On April 12, 2001, Dr. Roland Nassim commenced a lawsuit against Computer Business Sciences, Inc. and Fidelity Holdings, Inc. in the Supreme Court, New York County. The basis of the lawsuit is for breach of contract of an Agreement entered into on December 1, 1999. The Agreement was part of a buyout of Computer Business Sciences, Inc. of Dr. Nassim's telephony business to various countries. The purchase price was approximately $500,000 in Fidelity Holdings, Inc. stock. It is Dr. Nassim's position that the stock was only worth $27,000. The action is currently in the discovery stage. While Dr. Nassim is owed stock under the agreement, the exact amount has yet to be determined. Pursuant to the terms of a sales agreement by and among us, Global Cummunication of NY, Inc. and ICS Globe, Inc. dated July 31, 2001, Global Communications assumed all liabilities associated with this litigation. Accordingly, the Company expects to incur no liability in connection with this action. In any event, the Company will, if necessary, defend the action vigorously and expects that, ultimately, there will be no material adverse effect on the Company's consolidated financial position or results of operations.

                MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                                  June 30, 2001
                                   (continued)

         In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS No. 142), which supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS No. 142 is effective for fiscal 2002. The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill is $14,426,183. Amortization expense during the six-month period ended June 30, 2001 was $301,875. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 142 will impact its financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of our and our subsidiaries' ("we" or "the Company") operations, financial condition, liquidity and capital resources should be read in conjunction with our unaudited Consolidated Financial Statements and related notes thereto included elsewhere herein.

         This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements.

THE COMPANY

         On May 14, 1998, The Major Automotive Companies, Inc. (f/k/a Fidelity Holdings, Inc.), then a holding company involved in the acquisition and development of synergistic technological and telecommunications businesses and the regional consolidation of the retail automotive industry, acquired, from a related party, the Major Automotive Group of dealerships ("Major Auto") and related real property and leases. We have historically operated in two divisions: Automotive and Technology.

         On November 3, 2000, our Board of Directors determined to sell our non-automotive operations, including our Technology operations, by the most appropriate economically viable means, in order to maximize shareholders' value from those operations and to maintain the Company's focus on the regional consolidation of retail automotive dealerships. Accordingly, all non-automotive operations have been classified collectively as "Discontinued Operations." Continuing operations are represented by our automotive dealerships' activities, including our Major Auto subsidiary and other dealerships, as well as our automotive leasing subsidiary, Major Fleet and Leasing, Inc. ("Major Fleet").

RESULTS OF CONTINUING OPERATIONS - SIX MONTHS ENDED JUNE 30, 2001 AND SIX MONTHS ENDED JUNE 30, 2000

         Revenues. Revenues for the six-month period ended June 30, 2001 increased to approximately $190.4 million, which is $36.8 million, or 24.0%, over the prior comparable period's revenues of $153.6 million. Such increase was solely attributable to the revenues of our automotive dealerships' operations. The primary reason for the significant growth in revenues was increased unit sales. New vehicle sales increased by 642 units in the first half of 2001 to 3040 units from 2,398 units in the first half of 2000, while used vehicle sales increased 377 units to 7,059 units in the 2001 first half from 6,682 units, retail and wholesale, in the prior year's comparable six months. Management believes that the increase in new and used vehicle unit sales in the current period is solely attributable to sales by the acquired dealerships in Hempstead, Long Island and to our successful efforts in selling used vehicles at our expansive facility in Long Island City, New York. The Hempstead dealerships generated more than the total increases in new vehicle revenues and unit sales and represented more than 100% and

53.1% of the used vehicle revenues and unit sales increases, respectively. An average of approximately 1,177 used vehicles, retail and wholesale, were sold during each of the months in the 2001 period, compared with an average of 1,114 units per month in the 2000 comparable period. Additionally, the average sales price per used vehicle sold increased by almost $2,200 per vehicle in the 2001 first half compared with the same period the prior year. Major Auto's sales efforts included extensive Internet promotions, local advertising in all media and the branding of its used car operation as "Major World." Management believes that market acceptance of its Major World brand and its ability to sell more luxury line used vehicles was a strong contributor to the 2001 sales volume performance.

         Cost of sales. The cost of sales increase of almost $31.4 million, or 24.3%, to $160.3 million in the first half of 2001 from $128.9 million for the six months ended June 30, 2000, is solely attributable to our automotive dealerships' operations. This percentage increase is more than the increased sales volume percentage in terms of units and reflects a decrease of almost $600 in the average cost of new vehicles and an increase of almost $1,700 in the average unit cost of used vehicles.

         Gross profit. Our automotive dealerships' operations generated almost all of the total gross profit of $30.1 million for the six months ended June 30, 2001, an increase of almost $5.5 million, or 22.3%, from gross profits of $24.6 million in the prior year's comparable period. The increase in gross profit was primarily attributable to the higher dollar margin, but, lower gross profit as a percentage of sales, on used vehicles sold in the current period.

         Operating expenses. In the six months ended June 30, 2001, operating expenses increased approximately $5.9 million, or 28.3%, to approximately $26.8 million, from $20.9 million in the prior year's comparable period. All of this increase is attributable to our automotive dealerships' operations. This increase is primarily attributable to the newly acquired dealerships, as well potential dealership acquisitions which were terminated and the costs associated with increased sales efforts and results, principally, advertising and compensation.

         Interest expense. Interest expense had a net increase of approximately $484,000 to $1.6 million in the first half of 2001 from interest expense of $1.2 million incurred in the comparable prior period. This is primarily related to the capital loan and capitalized lease in newly acquired dealerships in Hempstead, Long Island, a $2 million loan initiated in December 2000 and increases in floor plan interest based on the higher levels of our automotive dealerships' inventories, as partially offset by lower interest rates during the first half of 2001.

         Discontinued operations. We had no loss from discontinued operations in the first half of 2001, compared with a loss of $590,000 from discontinued operations in the comparable prior period. This is because in the year 2000, we had provided for the estimated additional costs related to those operations.

RESULTS OF CONTINUING OPERATIONS - THREE MONTHS ENDED JUNE 30, 2001 AND THREE MONTHS ENDED JUNE 30, 2000

         Revenues. Revenues for the three-month period ended June 30, 2001 increased to approximately $102.3 million, which is $16.5 million, or 19.2%, over the prior comparable period's revenues of $85.8 million. Such increase was solely attributable to the revenues of our automotive dealerships' operations. The primary reason for the significant growth in revenues was the increase in the average sale price per used vehicle sold. Revenue per used vehicle sold increased by more than $3,900 per vehicle in the 2001 second quarter as compared with the second quarter of 2000, while revenue per new vehicle sold decreased by approximate $700 in the 2001 period from the comparable quarter in the prior year. New vehicle sales increased by 223 units in the second quarter of 2001 to 1,675 units from 1,452 units in the second quarter of 2000, while used vehicle sales decreased 347 units to 3,715 units in the 2001 second quarter from 4,062 units, retail and wholesale, sold in the prior year's comparable quarter. Management believes that the increase in new vehicle unit sales in this quarter is significantly attributable sales by the acquired dealerships in Hempstead, Long Island and the decrease in unit sales of used vehicles is attributable to our successful sales efforts concentrated this quarter on selling higher priced, but fewer, used vehicles at our expansive facility in Long Island City, New York. The Hempstead dealerships generated more than the total increases in new vehicle revenues and unit sales and represented 55.2% of the used vehicle revenues increase. An average of approximately 1,238 used vehicles, retail and wholesale, were sold during each of the months in the 2001 period, compared with an average of 1,354 units per month in the 2000 comparable period. Major Auto's sales efforts included extensive Internet promotions, local advertising in all media and the branding of its used car operation as "Major World." Management believes that market acceptance of its Major World brand and its ability to sell more luxury line used vehicles was a strong contributor to the 2001 sales volume performance.

         Cost of sales. The cost of sales increase of $13.9 million, or 19.2%, to $86.1 million in the second quarter of 2001 from $72.2 million for the three months ended June 30, 2000 is solely attributable to our automotive dealerships' operations. This increase is consistent with the increased sales volume percentage and reflects a decrease of $591 in cost per new vehicle sold and an increase of $3,074 per used vehicles sold in the 2001 second quarter as compared with the 2000 second quarter.

         Gross profit. Our automotive dealerships' operations generated the total gross profit of $16.2 million for the three months ended June 30, 2001, an increase of $2.6 million, or 19.4%, from gross profits of $13.6 million in the prior year's comparable quarter. The increase in gross profit was primarily attributable to the increase in higher dollar margins of used vehicles sold in the period.

         Operating expenses. In the three months ended June 30, 2001, operating expenses increased approximately $3.5 million, or 31.3%, to approximately $14.6 million, from $11.1 million in the prior year's comparable quarter. All of this increase is attributable to our automotive dealerships' operations. This increase is primarily attributable to the newly acquired dealerships, as well as the costs associated with increased sales efforts and results, principally, advertising and compensation.

         Interest expense. Net interest expense had a net increase of approximately $135,000 to $780,000 in the second quarter of 2001 from interest expense of $645,000 incurred in the comparable prior period. This is primarily related to the capital loan and capitalized lease in newly acquired dealerships in Hempstead, Long Island, a $2 million loan initiated in December 2000 and increases in floor plan interest based on the higher levels of our automotive dealerships' inventories, as partially offset by lower interest rates during the second quarter of 2001.

         Discontinued operations. We had no loss from discontinued operations in the second quarter of 2001, compared with a loss of $382,000 from discontinued operations in the comparable prior period. This is because in the year 2000, we had provided for the estimated additional costs related to those operations

ASSETS, LIQUIDITY AND CAPITAL RESOURCES - JUNE 30, 2001

         At June 30, 2001, our total assets were $85.2 million, a decrease of approximately $1.5 million from December 31, 2000. This net decrease is primarily related to the increases in our accounts receivable of $6.3 million and a note receivable from officer of $1.0 million, as more than offset by a decrease in inventories of $7.6 million, a decrease in cash of $1.2 million and a decrease in assets held for sale of almost $900,000. The increases in accounts receivable and decreases in inventories are directly attributable to the increased sales volume in the month of June 2001.

         The Company's primary source of liquidity for the six months ended June 30, 2001 was $1,167,548 from its operating activities. This was the result of cash generated through our net profit of $723,717, non-cash charges of $586,898 and a net decrease in assets of $1,550,946 (primarily from a decrease in inventories of $7,638,953 and an increase in accounts receivable of $6,329,221) as offset by a net decrease in liabilities of $1,694,013 (primarily from a decrease in floor plan notes payable of $4,141,950 and an increase in accounts payable and accrued expenses of $2,372,482).

         Net cash provided was more than offset by $2,191,936 of cash used in financing activities, primarily $369,496, $818,810 and $999,406 from capital lease reduction, purchase of treasury stock and loans to officers respectively.

         The Company used $160,219 in investment activities during the six months ended June 30, 2001.

         The foregoing activities, i.e. financing, operating and investing, resulted in a net cash decrease of $1,184,607 for the six months ended June 30, 2001.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On April 12 2001, Dr. Roland Nassim commenced a lawsuit against Computer Business Sciences, Inc. and Fidelity Holdings, inc. in the Supreme Court, New York County. The basis of the lawsuit is for breach of contract of an Agreement entered into on December 1, 1999. The Agreement was part of a buyout of Computer Business Sciences, Inc. of Dr. Nassim's telephony business to various countries. The purchase price was approximately $500,000 in Fidelity Holdings, Inc. stock. It is Dr. Nassim's position that the stock was only worth $27,000. The action is currently in the discovery stage. While Dr. Nassim is owed stock under the agreement, the exact amount has yet to be determined. Pursuant to the terms of a sales agreement by and among us, Global Communication of NY, Inc. and ICS Globe, Inc. dated July 31, 2001, Global Communications assumed all liabilities associated with this litigation.

ITEM 2.  CHANGES IN SECURITIES

         The securities described below were sold by us during this quarter without being registered under the Securities Act. All such sales made in reliance on Section 4(2) and/or Rule 506 promulgated thereunder of the Securities Act were, to the best of our knowledge, made to investors that, either alone or together with a representative that assisted such investor in connection with the applicable investment, had such sufficient knowledge and experience in financial and business matters to be capable of evaluating the merits and risks connected with the applicable investment. All shares and prices have been adjusted to reflect the reverse stock split effected in May 2001:

1. In April 2001, we issued 427,120 shares of common stock to Gabry, Inc. at a per share price of $0.27, in partial consideration for the acquisition of the Hempstead Mazda dealership.

2. In May 2001, we issued 40,000 shares of common stock to Richard Rozzi as a finder's fee for the sale of our former subsidiary, IG2, Inc.

3. In May 2001 we issued 1,777,778 shares of common stock to Bruce Bendell upon his conversion of shares of 1997 Major Preferred Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  10.87 Stock Purchase Agreement dated as of July 31, 2001 by and among Global Communications of NY, Inc., the Major Automotive Companies, Inc. and ICS Globe, Inc.

                  10.88    Senior Secured Promissory Note dated July 31, 2001.

         (b)      Reports on Form 8-K.

                  We filed a Report on Form 8-K on August 18, 2001 disclosing the issuance of a press release dated August 13, 2001 announcing that our Chairman and Chief Executive Officer, Bruce Bendell, entered into a definitive agreement with Marshall Cogan pursuant to which Mr. Cogan has agreed to acquire approximately two-thirds of Mr. Bendell's equity position in the Company.

                  We filed a Report on Form 8-K on June 4, 2001 announcing the issuance to our President, Chief Executive Officer and Director, Bruce Bendell, 1,777,778 shares of our common stock, $.01 par value per share, pursuant to his election to convert 400,000 of his 500,000 shares of our 1997-Major Series of Convertible Preferred Stock.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FIDELITY HOLDINGS, INC.


Date: August 20, 2001              /s/ Bruce Bendell
                                   ---------------------------------------------
                                       Bruce Bendell
                                       Chairman of the Board and Chief Executive
                                       Officer


                                   /s/ Richard L. Feinstein
                                   ---------------------------------------------
                                       Richard L. Feinstein
                                       Senior Vice President-Finance and Chief
                                       Financial Officer