Form 10-Q
period 2001-09-30
MAJOR AUTOMOTIVE COMPANIES INC
filed 2001-11-19
CIK 1009779

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

        For the quarterly period ended September 30, 2001 or

/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the transition period from _______________ to ____________________

Commission File Number: 000-29182

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.
                       (F/K/A FIDELITY HOLDINGS, INC.)
            (Exact Name of Registrant as Specified in Its Charter)

                  Nevada                           11-3292094
        (State or Other Jurisdiction              (IRS Employer
     of Incorporation or Organization)           Identification No.)

                            43-40 Northern Boulevard
                           Long Island City, NY 11101
                    (Address of Principal Executive Offices)

                                 (718) 937-3700
                         (Registrant's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by court. Yes /x/ No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of the registrant's common stock outstanding as of November 12, 2001 was 7,521,738.

                                    INDEX

                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements ......................................        3
Consolidated Balance Sheets .......................................        3
Consolidated Statements of Operations .............................        5
Consolidated Statements of Cash Flows .............................        6
Notes to Consolidated Financial Statements ........................        7
Item 2. Management's Discussion and Analysis of Financial Condition       10
and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk        13

PART II.  OTHER INFORMATION
Item 1. Legal Proceedings .........................................       14
Item 2. Changes in Securities .....................................       14
Item 3. Defaults Upon Senior Securities ...........................       14
Item 4. Submission of Matters to a Vote of Security Holders .......       14
Item 5. Other Information .........................................       14
Item 6. Exhibits and Reports on Form 8-K ..........................       14
Signatures ........................................................       15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                September 30,      December 31,
                                                     2001              2000
                                                     ----              ----
                                                 (unaudited)
ASSETS

Current Assets
   Cash and cash equivalents                     $ 3,325,703       $ 2,786,312
   Net investment in direct financing
      leases, current                                 44,506           289,010
   Accounts receivable, net                       12,084,174         8,078,111
   Inventories                                    31,261,912        47,465,261
   Other current assets                            2,798,652         1,964,954
   Assets held for sale                                   --         1,000,000
                                                 -----------       -----------
          Total current assets                    49,514,947        61,583,648

Net investment in direct financing leases,
   net of current portion                             49,160           205,992
Property and equipment, net                        8,859,185         8,754,983
Deferred income taxes                                645,000           645,000
Excess of costs over net assets acquired          14,249,467        13,909,058
Notes receivable - officer                           469,812           347,765
Other assets                                       1,898,557         1,334,951
                                                 -----------       -----------
          Total assets                           $75,686,128       $86,781,397
                                                 ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Notes payable - floor plan                                         $ 28,204,101        $ 45,214,444

 Notes payable - other                                                   750,000           1,250,001

 Line of credit                                                          500,000             500,000

 Accounts payable                                                      9,653,384           4,940,132

 Accrued expenses                                                      4,559,792           4,222,609

 Current maturities of long-term debt                                    944,561             866,120

 Obligations under capital lease                                       2,906,312                  --

 Customer deposits                                                     1,009,820             701,963
                                                                    ------------        ------------
   Total current liabilities                                          48,527,970          57,695,269


Long-term debt, less current maturities                                9,947,588          10,411,443
Obligations under capital lease                                               --           3,011,821
Other liabilities                                                         51,516              62,894
                                                                    ------------        ------------
   Total liabilities                                                  58,527,074          71,181,427
                                                                    ------------        ------------

Commitments and contingencies
Stockholders' equity
 Preferred stock, $.01 par value- 2,000,000
 shares authorized; 100,000 and 500,000 shares issued and
 outstanding in 2001 and 2000, respectively                                1,000               5,000
 Common stock, $.01 par value- 50,000,000
 shares authorized; 7,746,738 and 5,217,140 shares issued and
  outstanding in 2001 and 2000, respectively                              77,470              52,171
 Unearned stock based compensation                                      (171,330)           (284,391)
 Additional paid in capital                                           40,412,382          39,418,959
 Deficit                                                             (21,175,866)        (22,696,799)
 Treasury stock, at cost; 199,063 and 32,483
   shares  in 2001 and 2000, respectively                             (1,984,602)           (894,970)
                                                                    ------------        ------------

   Total stockholders' equity                                         17,159,054          15,599,970
                                                                    ------------        ------------

   Total liabilities and stockholders' equity                       $ 75,686,128        $ 86,781,397
                                                                    ============        ============

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Nine Months Ended September 30,      Three Months Ended September 30,
                                                             -------------------------------      --------------------------------
                                                                  2001            2000                 2001             2000
                                                              -------------   -------------        -------------    -------------

Sales                                                         $ 281,685,839   $ 244,641,929        $  91,249,742    $  91,067,546
Cost of sales                                                   235,530,538     206,531,567           75,212,632       77,422,086
                                                              -------------   -------------        -------------    -------------
     Gross profit                                                46,155,301      38,110,362           16,037,110       13,645,460


Operating expenses                                               41,387,348      34,073,068           14,699,092       13,150,418
Interest expense                                                  2,111,128       1,745,430              466,822          585,105
                                                              -------------   -------------        -------------    -------------

Income (loss) before litigation costs, income tax
     expense and loss from discontinued operations                2,656,825       2,291,864              871,196          (90,063)

Litigation costs                                                  1,085,892          --                  923,980           --
                                                              -------------   -------------        -------------    -------------
Income (loss) before income tax expense
     and loss from discontinued operations                        1,570,933       2,291,864              (52,784)         (90,063)



Income tax expense (benefit)                                         50,000         906,746             (850,000)         906,746
                                                              -------------   -------------        -------------    -------------

Income (loss) from continuing operations                          1,520,933       1,385,118              797,216         (996,809)


Loss from discontinued operations                                               (16,371,328)                  --      (14,472,020)
                                                              -------------   -------------        -------------    -------------
Net income (loss)                                             $   1,520,933   $ (14,986,210)       $     797,216    $ (15,468,829)
                                                              =============   =============        =============    =============

Income (loss) per common share - continuing operations:
     Basic                                                    $        0.24   $        0.27        $        0.11    $       (0.19)
     Diluted                                                  $        0.20   $        0.25        $        0.10    $       (0.19)
                                                              =============   =============        =============    =============

Loss per common share - discontinued operations:
     Basic                                                    $          --   $       (3.23)       $          --    $       (2.81)
     Diluted                                                  $          --   $       (2.95)       $          --    $       (2.81)
                                                              =============   =============        =============    =============
Net income (loss) per common share:
     Basic                                                    $        0.24   $       (2.96)       $        0.11    $       (3.00)
     Diluted                                                  $        0.20   $       (2.70)       $        0.10    $       (3.00)
                                                              =============   =============        =============    =============
Average number of shares used in computation:
     Basic                                                        6,244,355       5,069,247            7,302,066        5,150,031
     Diluted                                                      7,663,707       5,543,735            7,637,074        5,150,031
                                                              =============   =============        =============    =============

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)

                                                                                        2001                2000
                                                                                    ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                                                  $  1,520,933        $(14,986,210)
 Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating activities
        Amortization of intangible assets                                                302,706             542,353
        Depreciation                                                                     577,324             112,552
        Amortization of stock-based compensation                                         113,061             394,403
        Stock issuances for services                                                     645,771             209,494
 (Increase) decrease in assets:
        Net investment in direct financing leases                                        401,336             389,044
        Accounts receivable, net                                                      (4,006,063)         (4,467,915)
        Inventories                                                                   16,203,349         (16,062,553)
        Assets held for sale                                                                               6,366,908
        Other assets                                                                    (461,468)
 Increase or (decrease) in liabilities                                                                     2,973,359
        Accounts payable                                                               4,713,252            (340,591)
        Accrued expenses                                                                 307,182           1,945,556
        Customer deposits                                                                307,557             388,816
        Notes payable - floor plan                                                   (17,010,043)         16,573,004
        Other liabilities                                                                (11,378)            352,388
                                                                                    ------------        ------------

        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                            3,603,519          (5,609,392)
                                                                                    ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Business combinations                                                                   (70,000)         (1,308,411)
 Purchase of property and equipment                                                     (641,526)           (295,860)
                                                                                    ------------        ------------

        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                             (711,526)         (1,604,271)
                                                                                    ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from short-term debt                                                              --                726,756
 Payment of long-term debt                                                              (385,414)           (737,795)
 Proceeds from issuance of common stock and exercise
      of warrants, net of expenses                                                          --              5,440,088
 Redemption of warrants                                                                     --             (2,500,000)
 Capital lease reduction                                                                (105,509)
 Purchase of treasury stock                                                           (1,089,632)           (631,390)
 Payment of notes                                                                       (650,000)
 Loans to officers                                                                      (122,047)            167,175
 Other                                                                                                         2,390
                                                                                    ------------        ------------

        NET CASH PROVIDED (USED IN) FINANCING ACTIVITIES                              (2,352,602)          2,467,224
                                                                                    ------------        ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     539,391          (4,746,439)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         2,786,312           6,625,454
                                                                                    ------------        ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $  3,325,703        $  1,879,015
                                                                                    ============        ============

Supplemental disclosures of cash flow information
     Cash paid during the period for:
        Interest                                                                    $  2,111,128        $  1,745,430
        Income taxes                                                                          --                  --
     Non-cash financing and investing
        Notes issued for redemption of warrants                                               --           3,500,000
        Common stock issued as stock compensation                                             --           2,045,255
        Capital lease obligations                                                             --           2,748,000

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                               September 30, 2001

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

         Amounts for the nine months and three months ended September 30, 2000 have been reclassified to conform with the September 30, 2001 presentation.

2.       Stock Split

         In May 2001, the Company effected a 1-for-5 reverse stock split. Accordingly, all per-share data and number of shares for each of the periods presented in the financial statements and in the footnotes thereto have been adjusted to reflect this reverse stock split.

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

         Selected Statement of Operations data for the Company's discontinued operations are as follows:

                          For the Nine Months Ended September 30,         For the Three Months Ended September 30,
                          ---------------------------------------         ----------------------------------------
                                 2001                2000                           2001               2000
                             ------------        ------------                 --------------       ------------

Revenues                     $    140,000        $  1,852,995                 $           --       $    826,995
                             ============        ============                 ==============       ============

Pre-tax loss                   (1,532,000)        (20,230,706)                      (320,000)       (18,331,378)
                             ============        ============                 ==============       ============

Net loss                       (1,532,000)        (16,371,328)                      (320,000)       (15,781,000)
Previously estimated
  and accrued losses            1,532,000                  --                        320,000                 --
                             ------------        ------------                 --------------       ------------
Loss from discontinued
  Operations                 $         --        $(16,371,328)                $            -       $(15,781,000)
                             ============        ============                 ==============       ============

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                               September 30, 2001
                                   (continued)

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

         The gain on the sale of this discontinued operation has been deferred due to a lack of credit history. Such gain will be reflected when collectibility is reasonably assured.

4.        Stockholders' Equity

         In connection with the private placements of the Company's common stock in December 1999 and February 2000 and pursuant to the terms of the agreement, the Company redeemed all outstanding adjustable warrants held by institutional investors by issuing the minimum 393,587 shares and agreeing to pay a total of $6 million in cash. At December 31, 2000, the remaining amount due was $1,250,000. The Company did not make any of the required subsequent payments. The terms of the Redemption Agreement require that the balance be adjusted to $1,666,667, an increase of $416,667 plus interest and reasonable attorneys fees. The Company recorded this additional estimated liability in the second quarter of 2001 and charged the amount to additional paid-in capital. Subsequently, the Company reached agreement with the institutional investors and settled the matter for a total of $1,400,000. The $266,667 reduction of the liability previously recorded has been adjusted as a credit to additional paid-in capital in the third quarter of 2001. An aggregate of $650,000 has been paid in the third quarter leaving a balance of $750,000.

5.       Litigation Costs

         In November 2001, the Company settled an action against it entitled Ronald Shapps Corporate Services, Inc. vs. Fidelity Holdings, Inc. by entering into Mutual Release and Settlement Agreement (the "Agreement"). The Agreement provides for the immediate issuance to Mr. Shapps of 175,000 shares of the Company's common stock ("First Tranche Shares") and the issuance of an additional 50,000 shares of the Company's common stock to be held in escrow (the "Escrow Shares"). Pursuant to the terms of the Agreement, if the First Tranche shares do not reach a Value (as defined in the Agreement) of $500,000 by December 31, 2002, the Escrow Shares will be released to Mr. Shapps. Alternatively, they will be returned to the Company. In addition, Mr. Shapps has "piggy-back" registration rights and limited demand registration rights with respect to all of the shares. Accordingly, as of September 30, 2001, the Company has recorded an expense and an offsetting increase to common stock and additional paid in capital of $232,250, the estimated fair value as of the date of the Agreement of $182,250 and accrued legal fees of $50,000.

         On November 2, 2001, in a case entitled Daniel Tepper vs. Fidelity Holdings, Inc., brought in United States District Court in Nevada, a judge ruled in binding arbitration for the plaintiff, Mr. Tepper. The action was brought by Mr. Tepper based on his allegations that he lost value in the Company's shares he owned because the Company improperly delayed the issuance of such shares. The judge's ruling awarded Mr. Tepper $300,000 in damages plus $222,000 in related attorneys' fees, for an aggregate award of $522,000. Additionally, in connection with this case, the Company recorded an expense of $331,643 for the nine months ended September 30, 2001, of which $169,730 was charged in the third quarter of 2001.

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                               September 30, 2001
                                   (continued)


6.       Effect of Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) which supersedes APB Opinion No. 16, "Business Combinations". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS No. 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The provisions of SFAS No. 141 do not have any impact on the Company's consolidated financial statements as of September 30, 2001.

         In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS No. 142), which supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS No. 142 is effective for fiscal 2002. The Company's previous business combinations were accounted for using the purchase method. As of September 30, 2001, the net carrying amount of goodwill is $14,249,467. Amortization expense during the nine-month period ended September 30, 2001 was $302,706. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 142 will impact its financial position and results of operations.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 144 may have on its financial position and results of operations.

7.       Contingencies

         On September 25, 2001, James Wallick, a director of the Company and its former President and Chief Operating Officer filed a lawsuit against the Company. in the United States District Court of New Jersey entitled James R. Wallick v. Bruce Bendell, individually and in his capacity as an Officer, Director and Majority Shareholder of the defendant Corporations, Fidelity Holdings, Inc., The Major Automotive Companies, Inc. Major Cheverolet, Major Motors of Hempstead, Inc., d/b/a/ Mazda of Hempstead, Compass Dodge, Compass Lincoln-Mercury, ABC Companies I-V, fictitious name, actual names unknown, and John Does, I-X, fictitious names, actual names unknown, individually and in their official capacity (collectively, the Defendants"). In this action, Mr. Wallick has alleged that the Defendants breached an oral, written and implied-in-fact employment agreement with Mr. Wallick, acted in bad faith in connection with the employment agreement, intentionally and negligently misrepresented promises relating to Mr. Wallick's employment and intentionally and tortiously interfered with the contractual and employment relationship of Mr. Wallick. Mr. Wallick is seeking, among other things, unspecified compensatory and punitive damages for the alleged violations. The Company believes it has substantial defenses to the asserted claims and intends to vigorously defend this suit.

         In September 2001, Chrysler Financial Company, LLC ("CFC"), one of the Company's primary floor plan credit sources for the financing of its vehicle inventory, has notified the Company that CFC has re-evaluated its credit and lending relationship with the Company and is now requiring the Company to seek a replacement lending institution to refinance and replace all existing CFC credit facilities by December 20, 2001. CFC currently provides an aggregate of approximately $28 million in floor plan financing to the Company. At the present time, the Company has been seeking, and will continue to seek, alternate lenders. Management believes that if the Company is unable to locate a replacement source for this financing there may be a material adverse effect on our business, results of operations and financial condition.

8.       Income Tax Expense

         Income tax expense represents minimal state and local taxes inasmuch as the Company has utilized its carry-forward losses to offset income subject to Federal income taxes in the nine-month period of 2001. In the three-month period ended September 30, 2001, income tax expense decreased $850,000 due to utilization of carry-forward losses available after filing of final tax returns. Previous conservative estimates of Schedule M-I adjustments were replaced by updated estimates based on actual returns.

9.       Earnings (Loss) per Share

         The Company has presented basic and diluted earnings (loss) per share, where applicable. Basic earnings (loss) per share excludes potential dilution and is calculated by dividing income (loss) available to common stockholders by the weighted average number of outstanding common shares. Diluted earnings
(loss) per share incorporates the potential dilutions from all potential dilutive securities primarily Major Series of Convertible Preferred Stock that would have reduced earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of our and our subsidiaries' ("we" or the "Company") operations, financial condition, liquidity and capital resources should be read in conjunction with our unaudited Consolidated Financial Statements and related notes thereto included elsewhere herein.

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

RESULTS OF CONTINUING OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2001 AND NINE MONTHS ENDED SEPTEMBER 30, 2000

         Revenues. Revenues for the nine-month period ended September 30, 2001 increased to approximately $281.6 million, which is $37.0 million, or 15.1%, over the prior comparable period's revenues of $244.6 million. Such increase was solely attributable to the revenues of our automotive dealerships' operations. The primary reason for the significant growth in revenues was increased unit sales. New vehicle sales increased by 201 units in the first three quarters of 2001 to 4,439 units from 4,238 units in the first three quarters of 2000, while used vehicle sales increased 1,685 units to 10,700 units in the 2001 first three quarters from 9,015 units, retail and wholesale, in the prior year's comparable nine months. Management believes that the increase in new and used vehicle unit sales in the current period is solely attributable to sales by the dealerships in Hempstead, Long Island and to our successful efforts in selling used vehicles at our expansive facility in Long Island City, New York. The Hempstead dealerships generated more than the total increases in new vehicle revenues and unit sales and represented more than 62% and 68% of the used vehicle revenues and unit sales increases, respectively. An average of approximately 1,189 used vehicles, retail and wholesale, were sold during each of the months in the 2001 period, compared with an average of 1,002 units per month in the 2000 comparable period. Major Auto's sales efforts included extensive Internet promotions, local advertising in all media and the branding of its used car operation as "Major World." Management believes that market acceptance of our Major World brand and our ability to sell more luxury line used vehicles was a strong contributor to the 2001 sales volume performance. The results of the terrorist attack on September 11, 2001 had only a small negative impact on revenues for the nine-month period in 2001, but a more significant effect on the three-month period in 2001 compared with the corresponding prior period, as discussed below.

         Cost of sales. The cost of sales increase of almost $29.0 million, or 14.0%, to $235.5 million in the first three quarters of 2001 from $206.5 million for the nine months ended September 30, 2000, is solely attributable to our automotive dealerships' operations. This percentage increase is less than the increased sales volume percentage in terms of units and reflects a decrease of $364 in the average cost of new vehicles and a decrease of $225 in the average unit cost of used vehicles.

         Gross profit. Our automotive dealerships' operations generated almost all of the total gross profit of $46.1 million for the nine months ended September 30, 2001, an increase of approximately $8.0.

million, or 21.0%, from gross profits of $38.1 million in the prior year's comparable period. The increase in gross profit was primarily attributable to the sales volume increase on new vehicles and a combination of sales volume increase, higher dollar margin and higher gross profit as a percentage of sales, on used vehicles sold in the current period. In particular, the Hempstead dealership group generated approximately half of the total increase in gross profit. Gross profits as a percentage of revenues increased to 16.4% in the nine months ended September 30, 2001 from 15.6% in the period comparable period. This is primarily attributable to the disproportionate increase in higher margin used vehicle sales as compared with new vehicle sales.

         Operating expenses. In the nine months ended September 30, 2001, operating expenses increased approximately $7.3 million, or 21.4%, to approximately $41.4 million, from $34.1 million in the prior year's comparable period. All of this increase is attributable to our automotive dealerships' operations. This increase is primarily attributable to the dealerships acquired in 2000, as well potential dealership acquisitions that were terminated and the costs associated with increased sales efforts and results, principally, advertising and compensation. Nevertheless, these expenses are reflective of Management's efforts at reducing costs and, in particular, the overhead associated with headquarters operations.

         Interest expense. Interest expense had a net increase of approximately $366,000 to $2.1 million in the first three quarters of 2001 from interest expense of $1.7 million incurred in the comparable prior period. This is primarily related to the capital loan and capitalized lease in newly acquired dealerships in Hempstead, Long Island, a $2.0 million loan initiated in December 2000 as significantly offset by decreases in floor plan interest based on the lower levels of our automotive dealerships' inventories and by lower interest rates during the first three quarters of 2001.

         Litigation expenses. We recorded one-time charges of an aggregate of $1,085,893 in the nine months ended September 30, 2001 in connection with the settlement and adjudication of two separate, independent actions against us. In the action that we settled in November 2001, through the issuance of our common stock, we incurred a non-cash charge of $182,250, plus $50,000 in legal fees. In the suit in which the plaintiff prevailed, also in November 2001, we incurred an aggregate charge of $853,653, encompassing damages and legal fees awarded to the plaintiff as well as our own legal defense costs.

         Income tax expense. Income tax expense represents minimal state and local taxes inasmuch as the Company has utilized its carry-forward losses to offset income subject to Federal income taxes in the nine-month period of 2001.

         Discontinued operations. We had no loss from discontinued operations in the first three quarters of 2001, compared with a loss of $16.4 million from discontinued operations in the comparable prior period. This is because in the year 2000, we had provided for the estimated additional costs related to those operations.

RESULTS OF CONTINUING OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2001 AND THREE MONTHS ENDED SEPTEMBER 30, 2000

         Revenues. Revenues for the three-month period ended September 30, 2001 increased to approximately $91.3 million, which is $182,000, or 0.2%, over the prior comparable period's revenues of $91.1 million. Management believes that the relatively flat sales volume for the three-month periods is attributable, in large part, to the impact of the terrorist acts of September 11, 2001 on the automobile buying public immediately following the attacks. In particular, the sales of new vehicles were significantly affected. For example, our largest dealership in Long Island City, the dealership nearest to "ground zero," sold approximately 46% fewer new vehicles in the month of September than it had averaged for each of the prior eight months.

         Cost of sales. The cost of sales decrease of $2.2 million, or 2.9%, to $75.2 million in the third quarter of 2001 from $77.4 million for the three months ended September 30, 2000 is solely attributable to our automotive dealerships' operations. This decrease is reflective of the relatively steady sales volume combined with a decrease of $571 in average cost per new vehicle sold and a decrease of $484 in average cost per used vehicles sold in the 2001 third quarter as compared with the 2000 third quarter.

         Gross profit. Our automotive dealerships' operations generated the total gross profit of $16.0 million for the three months ended September 30, 2001, an increase of $2.4 million, or 17.6%, from gross profits of $13.6 million in the prior year's comparable quarter. The increase in gross profit was primarily attributable to the increase in higher dollar margins of used vehicles sold in the period. Gross profit as a percentage of revenues increased to 17.6% in the three months ended September 30, 2001 from 15.0% in the prior comparable quarter. This is primarily attributable to the disproportionate increase in higher margin used vehicle sales as compared with new vehicle sales, which were adversely affected by the September 11th attack.

         Operating expenses. In the three months ended September 30, 2001, operating expenses increased approximately $1.5 million, or 11.4%, to approximately $14.7 million, from $13.2 million in the prior year's comparable quarter. All of this increase is attributable to our automotive dealerships' operations. This increase is primarily attributable to the dealerships acquired in 2000, as well as the costs associated with increased sales efforts and results, principally, advertising and compensation.

         Interest expense. Net interest expense had a net decrease of approximately $118,000 to $467,000 in the third quarter of 2001 from interest expense of $585,000 incurred in the comparable prior period. This is primarily related to the lower levels of our automotive dealerships' inventories and the significantly lower interest rates during the third quarter of 2001.

         Litigation expenses. In the third quarter of 2001, we recorded one-time charges of an aggregate of $923,980 in connection with the settlement and adjudication of two separate, independent actions against us that were concluded in November 2001. In the case we settled, we valued the settlement amount at $182,250, based on the estimated fair value of the stock we issued. In the other action, the plaintiff was awarded damages and fees aggregating $522,000. Additionally, we incurred legal fees in defending those suits in an aggregate amount of $191,581 in the three months ended September 30, 2001.

         Income tax expense. Income tax expense decreased $850,000 due to utilization of carry-forward losses available after filing of final tax returns. Previous conservative estimates of Schedule M-1 adjustments were replaced by updated estimates based on actual returns.

         Discontinued operations. We had no loss from discontinued operations in the third quarter of 2001, compared with a loss of $14.5 million from discontinued operations in the comparable prior period. This is because in the year 2000, we had provided for the estimated additional costs related to those operations

ASSETS, LIQUIDITY AND CAPITAL RESOURCES - SEPTEMBER 30, 2001

         At September 30, 2001, our total assets were $75.6 million, a decrease of approximately $11.1 million from December 31, 2000. This net decrease is primarily related to the significant decrease in inventories of $16.2 million and the decrease in assets held for sale of $1.0 million, as partially offset by increases in our accounts receivable of $4.0 million. The decrease in inventory is primarily attributable to Management's decision to reduce inventory related costs by maintaining lower, but appropriate, levels of inventory. The increase in accounts receivable is attributable to the increased sales volume in 2001.

         Our primary source of liquidity for the nine months ended September 30, 2001 was $3,603,519 from our operating activities. This was the result of cash generated through our net profit of $1,520,933, non-cash charges of $1,638,862 and a net decrease in assets of $12,137,154 (primarily from a decrease in inventories of $16,203,349 and an increase in accounts receivable of $4,006,063) as offset by a net decrease in liabilities of $11,693,430 (primarily from a decrease in floor plan notes payable of $17,010,043 and an increase in accounts payable and accrued expenses aggregating $5,020,434 and an increase in customer deposits of $307,557).

         Net cash provided was partially offset by $2,352,602 of cash used in financing activities, primarily $1,089,632, $650,000 and $385,414 from purchase of treasury stock, payment of notes and payment of long-term debt, respectively.

         The Company used $641,526 in investment activities, primarily the purchase of property and equipment, during the nine months ended September 30, 2001.

         The foregoing activities, i.e. financing, operating and investing, resulted in a net cash increase of $539,391 for the nine months ended September 30, 2001.

         We believe that the cash generated from existing operations, together with cash on hand, available credit from our current lenders, including banks and floor planning, will be sufficient to finance our current operations and internal growth for at least the next twenty-four months. However, in September 2001, Chrysler Financial Company, LLC ("CFC"), one of our primary floor plan credit sources for the financing of our vehicle inventory, notified us that CFC has re-evaluated its credit and lending relationship with us and is now requiring us to seek a replacement lending institution to refinance and replace all existing CFC credit facilities by December 20, 2001. CFC currently provides an aggregate of approximately $28 million in floor plan financing to us. At the present time, we have been seeking, and will continue to seek, alternate lenders. There can be no assurance that we will be successful in obtaining such lenders. If we are unable to locate a replacement source for this financing there may be a material adverse effect on our business, results of operations and financial condition.


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

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         On September 25, 2001, James Wallick, our director and former President and Chief Operating Officer filed a lawsuit against us in the United States District Court of New Jersey entitled James R. Wallick v. Bruce Bendell, individually and in his capacity as an Officer, Director and Majority Shareholder of the defendant Corporations, Fidelity Holdings, Inc., The Major Automotive Companies, Inc. Major Cheverolet, Major Motors of Hempstead, Inc., d/b/a/ Mazda of Hempstead, Compass Dodge, Compass Lincoln-Mercury, ABC Companies I-V, fictitious name, actual names unknown, and John Does, I-X, fictitious names, actual names unknown, individually and in their official capacity (collectively, the Defendants"). In this action, Mr. Wallick has alleged that the Defendants breached an oral, written and implied-in-fact employment agreement with Mr. Wallick, acted in bad faith in connection with the employment agreement, intentionally and negligently misrepresented promises relating to Mr. Wallick's employment and intentionally and tortiously interfered with the contractual and employment relationship of Mr. Wallick. Mr. Wallick is seeking, among other things, compensatory and punitive damages for the alleged violations. We believe we have substantial defenses to the asserted claims and intend to vigorously defend this suit.

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  None.

         (b)      Reports on Form 8-K.

                  We filed a Report on Form 8-K on September 28, 2001 disclosing the issuance of a press release dated September 24, 2001 announcing that our President, Chief Operating Officer and a Director, James Wallick, would no longer serve as our President and Chief Operating Officer and that on September 25, 2001, Mr. Wallick filed a lawsuit against us in the United States District Court of New Jersey.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         THE MAJOR AUTOMOTIVE COMPANIES, INC.


Date: November 19, 2001                  /s/ Bruce Bendell
                                         ---------------------------------------
                                         Bruce Bendell
                                         Chairman of the Board and Chief
                                         Executive Officer


                                         /s/ Richard L. Feinstein
                                         ---------------------------------------
                                         Richard L. Feinstein
                                         Senior Vice President-Finance and Chief
                                         Financial Officer