Form 10-K
period 2001-12-31
MAJOR AUTOMOTIVE COMPANIES INC
filed 2002-04-16
CIK 1009779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                         COMMISSION FILE NUMBER: 0-29182

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             NEVADA                                              11-3292094

(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

           43-40 NORTHERN BOULEVARD, LONG ISLAND CITY, NEW YORK 11101
          (ADDRESS, INCLUDING ZIP CODE, OF PRINCIPAL EXECUTIVE OFFICES)
       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (718) 937-3700

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $0.01 PAR VALUE
                                (TITLE OF CLASS)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of April 11, 2002, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price for the registrant's common stock, as reported by the Nasdaq National Market was approximately $4,381,963 (calculated by excluding shares owned beneficially by directors and officers).

As of April 11, 2002, there were 9,330,371 shares of the registrant's common stock outstanding.

                                     PART I

ITEM 1. BUSINESS

The statements which are not historical facts contained in this Annual Report are forward looking statements that involve risks and uncertainties, including, but not limited to, possible delays in our expansion efforts, changes in the automotive market, government regulation, the nature of possible supplier or customer arrangements which may become available to us in the future, uncollectible accounts receivable, slow moving inventory, lack of adequate financing, increased competition and unfavorable general economic conditions. Our actual results may differ materially from the results discussed in any forward-looking statement.

Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

THE COMPANY

GENERAL

The The Major Automotive Companies, Inc. ("we," "us," "our" or the "Company") was incorporated in Nevada on November 7, 1995. We historically have operated as a holding company and, accordingly, we derive our revenues solely from our operating subsidiaries. Our first full year of operations was 1996. Unless otherwise indicated, all references to the "Company," "we," "us," and "our" include reference to our subsidiaries.

Automotive Operations

We sell new and used vehicles through the Major Dealer Group (the "Major Dealer Group"), a leading consolidator of automobile dealerships in the New York metropolitan area, which operates through twelve (12) retail automobile franchises. Our leasing operations consist of providing leases and other financing.

Discontinued Operations

In November 2000, we announced our intent to divest our non-automotive activities, specifically, our former technology division, by way of sale, merger, consolidation or otherwise. Our former technology division was headed by IG2, Inc. (f/k/a Computer Business Services, Inc. ("CBS")). By July 2001, we completed our divestiture of our former technology division, which was undertaken in order to maximize shareholders' value from these operations and to maintain our focus on the operation and consolidation of our retail automotive dealerships.

Year 2001 Summary

The year 2001 has been one of significant change for us. During this year, we became an entity with a single focus - our automotive operations. These operations generated revenues in excess of $375 million and a historical high gross profit of approximately $62 million. These levels were reached through both internal growth and expansion of dealer networks.

Our net profit for the year ended December 31, 2001 was $2,679,524.

AUTOMOTIVE OPERATIONS

Major Auto Acquisition

On April 21, 1997, we and our wholly-owned subsidiary, Major Acquisition Corp., entered into a merger agreement (the "Merger Agreement") with Major Automotive Group, Inc. ("Major Auto") and its sole stockholder, Bruce Bendell, our President, Chief Executive Officer, Chairman and beneficial owner of approximately 43.7% of our outstanding common stock. Pursuant to the Merger Agreement, Bruce Bendell contributed to Major Auto all of his shares of common stock of Major Chevrolet, Inc., Major Subaru, Inc., Major Dodge, Inc. and Major Chrysler, Plymouth, Jeep Eagle, Inc. Major Acquisition Corp. then acquired from Bruce Bendell all of the issued and outstanding shares of common stock of Major Auto in exchange for shares of a new class of our preferred stock. Major Acquisition Corp. purchased the remaining 50% of the issued and outstanding shares of common stock of Major Dodge, Inc. and Major Chrysler, Plymouth, Jeep Eagle, Inc. from Harold Bendell, Bruce Bendell's brother, for $4 million in cash pursuant to a stock purchase agreement. In addition, Major Acquisition Corp. acquired certain real estate components from Bruce Bendell and Harold Bendell for $3 million.

The preferred stock issued to Bruce Bendell was designated as the "1997-Major Series of Convertible Preferred Stock." Mr. Bendell has now converted all of the 1997-Major Series of Convertible Preferred Stock into an aggregate of 3,471,111 shares of our common stock. The foregoing acquisitions from Major Auto and Harold Bendell are collectively referred to herein as the "Major Auto Acquisition."

To finance the cash portion of the Major Auto Acquisition, which aggregated $7 million ($4 million for Harold Bendell and $3 million to purchase the real estate component), Major Acquisition Corp. borrowed $7.5 million from Falcon Financial, LLC ("Falcon") pursuant to a loan and security agreement dated May 14, 1998, for a 15 year term at an interest rate of 10.18%. Prepayment is not permitted for the first five (5) years, after which time, prepayment may be made, in full only, along with the payment of a premium.

The collateral securing the Falcon loan transaction includes the acquired real estate and, subject to the interests of any current or prospective "floor plan or cap loan lender," the assets of Major Acquisition Corp. Moreover, Major Acquisition Corp. is required to comply with certain financial covenants related to its net worth and cash flow. In addition, we provided an unconditional guarantee of the Falcon loan pursuant to a guarantee agreement dated May 14, 1998.

General

The Major Dealer Group is one of the largest volume automobile retailers in New York City. Major Auto owns and operates the following six (6) franchised automobile dealerships in the New York metropolitan area: (i) Chevrolet; (ii) Chrysler; (iii) Dodge; (iv) Jeep; (v) Subaru; and (vi) Kia. In addition, the Major Dealer Group owns six (6) other franchised dealerships in the New York metropolitan area: (i) Lincoln-Mercury; (ii) Mazda; (iii) Dodge; (iv) Nissan;
(v) Suzuki and (vi) Daewoo. Major Auto also distributes General Motors vehicles in the former Soviet Union. Through its dealerships, the Major Dealer Group sells new and used automobiles, provides related financing, sells replacement parts and provides vehicle repair service and maintenance.

Our President, Chief Executive Officer and Chairman, Bruce Bendell, has approximately 30 years experience in the automobile industry. Mr. Bendell began selling and leasing used vehicles in 1972 and has owned and managed franchised automobile dealerships since he acquired Major Auto's Chevrolet dealership in 1985. Under Mr. Bendell's leadership, the Major Dealer Group has expanded from a single-franchise dealership having approximately $10 million in revenues and 25 employees in 1985 to a twelve-franchise dealership group having more than $375 million in revenues and more than 300 employees in 2001.

Industry Background

According to industry data from the National Automobile Dealers Association ("NADA Data"), on average in 2001, new vehicle sales constituted 59.4% of a franchised dealership's total sales. Unit sales of new vehicles decreased 1.7% in 2001 to a total of 17.1 million units sold. At an average retail selling price of $25,797 per vehicle, new vehicle sales totaled approximately $441.1 billion in 2001. From 1997 to 2001, sales revenue from the sale of new vehicles increased approximately 13.2%. The average dealership's gross profit as a percentage of selling price for new vehicles was 6.0% in 2001.

According to NADA Data, on average in 2001, used vehicle sales constituted 29.0% of a franchised dealership's total sales. In 2001, franchised new vehicle dealers sold approximately 12.9 million retail used vehicles. At an average selling price of $13,930 per vehicle, used vehicle sales totaled approximately $179.8 billion in 2001. From 1997 to 2001, sales revenue from the retail sale of used vehicles increased approximately 26.9%. The average dealership's gross profit as a percentage of selling price for used vehicles was 11.0% in 2001. No assurance can be given that results of Major Auto's operations will conform to NADA's industry results.

The following table sets forth information regarding vehicle sales by franchised new vehicle dealerships for the periods indicated:

UNITED STATES FRANCHISED DEALER'S VEHICLES SALES

                                        1997    1998    1999    2000    2001
                                       (Units in million; dollars in billions)
New Vehicle unit sales                   15.1    16.2    16.9    17.4    17.1
New vehicle sales revenue (1)          $338.2  $383.0  $413.1  $433.7  $441.1
Used vehicle unit sales-retail           12.0    12.2    11.1    12.6    12.9
Used vehicle retail sales revenue      $145.2  $153.0  $146.9  $172.0  $179.8

(1) Sales revenue figures were generated by multiplying the total unit sales by the average retail selling price of the vehicle for the given year. Source:
National Automobile Dealers Association (NADA) Data, 2001.

In addition to revenues from the sale of new and used vehicles, automotive dealerships derive revenues from repair and warranty work, sale of replacement parts, financing and credit insurance and the sale of extended warranty coverage. According to NADA Data, revenues resulting from service and parts sales increased approximately 10.2% in 2001 for franchised dealerships, a portion of which is accounted for by the increase in the amount of used vehicle reconditioning. Revenue from parts and services constitutes, on average, approximately 11.6% of a franchised dealership's total sales.

Automotive dealerships' profits vary widely and depend in part upon the effective management of inventory, marketing, quality control and responsiveness to customers. According to NADA Data, in 2001, total franchised dealership gross profits were, on average, $4.2 million, with an average net profit before taxes of $619,000.

To reduce the costs of owning a new vehicle, in recent years, automobile manufacturers have offered favorable short-term lease terms. This has attracted consumers to short-term leases and has resulted in consumers returning to the new vehicle market sooner than if they had purchased a new vehicle with longer-term financing. In recent years, however, this trend has diminished and continues to do so. In addition, this has provided new car dealerships with a continuing source of off-lease vehicles and has also enabled dealerships' parts and service departments to provide repair service under factory warranty for the lease term. In 2001, a number of vehicle manufacturers have offered incentives, including 0% financing, to spur sales.

The automotive dealership industry has been consolidating in recent years. Until the 1960s, automotive dealerships were typically owned and operated by a single individual who controlled a single franchise. However, because of competitive and economic pressures in the 1970s and 1980s, particularly the oil embargo of 1973 and the subsequent loss of market share experienced by United States automobile manufacturers to imported vehicles, many automotive dealerships were forced to close or to sell to better-capitalized dealer groups. Continued competitive and economic pressure faced by automotive dealers and an easing of restrictions imposed by automobile manufacturers on multiple-dealer ownership have led to further consolidation. According to NADA Data, the number of franchised dealerships has declined from 36,336 in 1960 to 23,457 at the end of 2001.

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

Operating Strategy

Our operating strategy is to continually increase customer satisfaction and loyalty and to increase operating efficiencies. Key elements of this operating strategy are as follows:

Focus on Used Vehicle Sales. A key element of our operating strategy is to focus on the sale of used vehicles. In 2001, approximately 12.9 million used cars were sold retail by dealers, which is 2.4% more than the number of such sales in 2000. Sales of used vehicles are generally more profitable than sales of new vehicles. For the industry as a whole, average gross profit on used vehicles was 11.0%, compared with new vehicle average gross profits of 6.0%. Our dealerships average gross profit on used vehicles was approximately 19.5% and on new vehicles was approximately 8.5%. We believe that the New York metropolitan area is one of the largest markets for used vehicle sales in the United States and that we sell more used vehicles in the New York metropolitan area than any other automobile dealership or dealership group. We strive to attract customers and enhance buyer satisfaction by offering multiple financing and leasing options and competitive warranty products on every used vehicle we sell. We believe that a well-managed used vehicle operation affords us an opportunity to: (i) generate additional customer traffic from a wide variety of prospective buyers; (ii) increase new and used vehicle sales by aggressively pursuing customer trade-ins;
(iii) generate incremental revenues from customers financially unable or unwilling to purchase a new vehicle; and (iv) increase ancillary product sales to improve overall profitability. To maintain a broad selection of high-quality used vehicles and to meet local demand preferences, we acquire used vehicles from trade-ins and a variety of sources nationwide, including direct purchases from individuals and fleets, and manufacturers' and independent auctions. We believe that the price at which we acquire used vehicles, our success in providing non-recourse financing to prospective buyers who may otherwise find it difficult to obtain financing and selling high priced quality used cars are the most significant factors contributing to the profitability of our used vehicle operations. We believe that, because of the large volume of used vehicles that we sell each month and the more than 30 years of experience in the used vehicle business of our President and Chief Executive Officer, we are able to identify quality used vehicles, assess their value, purchase them for a favorable price and sell them profitably to a diverse customer base.

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

Provide a Broad Range of Products and Services. We offer a broad range of products and services, including an extensive selection of new and used cars and light trucks, vehicle financing, replacement parts and service. At our various locations, we offer, collectively, twelve (12) makes of new vehicles- Chevrolet, Chrysler, Dodge, Jeep, Subaru, Kia, Lincoln, Mercury, Nissan, Mazda, Suzuki and Daewoo. In addition, we sell a variety of used vehicles at a wide range of prices. We believe that offering numerous makes and models of vehicles, both new and used, appeals to a broad cross section of customers, minimizes dependence on any one automobile manufacturer and helps reduce our exposure to supply problems and product cycles.

Operate Multiple Dealerships in Target Market. Our goal is to become the leading automotive dealer in our target market, the New York metropolitan area, by operating multiple dealerships in that market. To accomplish this, we have sought to acquire new franchises at favorable prices in our existing market and to expand our existing franchises to new markets, where practicable. This strategy enables us to achieve economies of scale in advertising, inventory management, management information systems and corporate overhead. We believe that our concentrations of dealerships in Long Island City, New York, Orange, New Jersey, and Hempstead, Long Island, give us effective geographic coverage. No assurances can be given that such a strategy will be successful.

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

Internet Sales and Other Innovations. We believe that we have achieved a competitive advantage through the use of technology. Our dealerships were one of the first to provide customers with an 800 telephone number and price quotations via facsimile. During the past several years, the Major Dealer Group has also increased revenue to a present level of more than $1 million each month from its Internet website, www.majorworld.com, and other electronic media such as Bloomberg. Additionally, we presently enable our customers to obtain credit approvals over the telephone via a customized telephone interactive voice response system that operates 24 hours per day, seven days per week, in nine different languages and permits customers to obtain answers to the most frequently asked questions, obtain price quotes, place orders, schedule and confirm service appointments, obtain directions to the dealership and request faxes of product and price information. We continue to seek to take advantage of new innovations that will enable us to provide better customer service and enhance customer satisfaction.

Target Sales to Ethnic Groups. Because the New York metropolitan area, our primary market, is ethnically diverse, we target our selling efforts to a broad range of ethnic groups. We employ a multi-lingual sales force, advertise in ethnic media and intend to further expand our electronic-related media to accommodate multiple languages.

Growth Strategy

In the past, our strategy for growth was focused on expanding our dealership group by making acquisitions of non-performing or underperforming dealerships in the New York metropolitan area. When this strategy was formulated, our stock price was relatively attractive and thus, a key component of the purchase price was our common stock. Since the price of our stock has significantly declined from its levels at the time our acquisition strategy was conceived, the use of payment in the form of our common stock as currency in acquiring automotive dealerships would be extremely dilutive to our shareholders. Additionally, we believe that the current prices being sought for dealerships makes their acquisition unattractive, at this time. Consequently, we have put on hold our plans for growth through acquisition. Instead, we plan to focus on maximizing revenues and profitability in our existing dealerships. However, while we are not seeking dealerships to acquire, if a particularly attractive opportunity should present itself, we would strongly consider an acquisition.

We intend to expand our volume and profitability by focusing on our core dealership group and expanding and enhancing those operations. Part of this focus will be to continue to build on our profitable new and used vehicle sales. In particular, we believe that we can enhance used vehicle sales by capitalizing on our "Major World" brand and by continuing and expanding our successful sales efforts. In addition to thorough training of our sales and service staff and attentive customer service at the dealership level, we expect to expand our advertising in all media outlets. In addition, we continuously look to find attractive and viable financing products for our customers. We will look to improve upon our used car vehicle choices for our customers and maintain and augment our already wide range of late model used vehicles, which go from entry level to luxury and include custom vans and specialty vehicles.

To increase profitability, we expect to continue to utilize our expertise, buying power and facilities to take advantage of opportunities to obtain substantial numbers of quality used vehicles at attractive prices from public auctions and off-lease programs. We have recently changed our significant floor plan financing sources to others with lower interest rates and we expect to realize significant saving from that change. Additionally, we will continue to use our substantial buying power to lower costs for equipment, supplies and outside vendor services.

Dealership Operations

We own and operate six (6) automobile franchises at four (4) locations in Long Island City, New York, four (4) franchises in three (3) locations in Hempstead, New York and two (2) franchises in one (1) location in Orange, New Jersey. We offer the following twelve (12) makes of new vehicles: Chevrolet, Chrysler, Dodge, Jeep, Subaru, Kia, Lincoln, Mercury, Mazda, Nissan, Suzuki and Daewoo. Each location is run by a separate manager who is responsible for overseeing all aspects of the business conducted at that location. Each of the parts and service locations has two managers, one for parts and one for service. Each manager meets with our senior management on a weekly basis.

Bruce Bendell, our President, Chief Executive Officer and Chairman, and Harold Bendell, a key employee and the brother of Bruce Bendell, are responsible for management of our dealerships. The Bendell brothers' management control is accomplished through (i) their ownership of 100 shares of our 1997A-Major Automotive Group Series of Preferred Stock (of which shares Bruce Bendell has a proxy to vote the 50 shares of the 1997A-Major Automotive Group Series of Preferred Stock owned by Harold Bendell for a seven-year period which commenced on January 7, 1998) which carries voting rights allowing them to elect a majority of the board of directors of Major Auto and (ii) a related management agreement. See "Description of Securities-Preferred Stock-1997A-Major Automotive Group Series of Preferred Stock" and "Certain Relationships and Related Transactions" below. Should either of the Bendell brothers cease managing the dealerships, their respective management rights under the management agreement will be automatically transferred to the other, and should both brothers cease managing the dealerships for any reason, the shares and management rights will be automatically transferred to a successor manager designated in a successor addendum to each dealership agreement or, failing such designation, to a successor manager designated by us (subject to approval by the applicable manufacturers).

New Vehicle Sales. We sell a complete product line of cars, sport utility vehicles, minivans and light trucks manufactured by Chevrolet, Chrysler, Dodge, Jeep, Subaru, Kia, Lincoln, Mercury, Nissan, Mazda, Suzuki and Daewoo. For the year ended December 31, 2001, our dealerships sold new vehicles generating total sales of approximately $143.1 million, which constituted approximately 38.2% of our total revenues. Our gross profit margin on new vehicle sales for the year ended December 31, 2001 was approximately 8.5%, which is significantly higher than the industry average of 6.0%. The relative percentages of our new vehicle sales among makes of vehicles for the year ended December 31, 2001 was as follows:

                                                 Percentage of
         Manufacturer                          New Vehicle Sales
         Chevrolet                                   37.5%
         Dodge                                       13.5%
         Chrysler, Plymouth and Jeep                 10.4%
         Subaru and Kia                               7.4%
         Lincoln-Mercury                              3.0%
         Mazda                                        5.8%
         Nissan                                      20.5%
         Suzuki and Daewoo                            1.9%

The following table sets forth information with respect to our new vehicle sales for the year ended December 31, 2001:

         NEW VEHICLE SALES
         (dollars in millions)
        Unit Sales                              5,820
         Sales Revenue                         $143.1
         Gross Profit                          $ 12.1
         Gross Profit Margin                      8.5%

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

Used Vehicle Sales. We offer a wide variety of makes and models of used vehicles, retail and wholesale, for sale. For the year ended December 31, 2001, we sold 14,329 used vehicles generating total sales of approximately $211.8 million, which constituted approximately 56.5% of our total revenues. Our gross profit margin on used vehicle sales for the year ended December 31, 2001 was approximately 19.5%, as compared with the industry average of 11.0%. We are one of the largest sellers of used vehicles in the New York metropolitan area.

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

The following table sets forth information with respect to our used vehicle sales for the year ended December 31, 2001:

         USED VEHICLE SALES
         (dollars in millions)
        Unit Sales                             14,329
         Sales Revenue                        $ 211.8
         Gross Profit                         $  41.3
         Gross Profit Margin                    19.5%

Parts and Service. We provide parts and service for new and used vehicles that we sell, and also service other makes of vehicles. For the period ended December 31, 2001, our parts and service operations generated total revenues of approximately $18.3 million, which constituted approximately 4.9% of our total revenues at a gross profit margin of approximately 37.1%.

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

Our parts and service business provides a stable, recurring revenue stream to our dealerships. In addition, we believe that, to a limited extent, these revenues are counter-cyclical to new vehicle sales since vehicle owners may repair their existing vehicles rather than purchasing new vehicles. We believe that this revenue stream helps mitigate the effects of a downturn in the new-vehicle sales cycle.

We do not operate a body shop, but instead contract with third parties for body repair work.

The following table sets forth information with respect to our sales of parts and services for the year ended December 31, 2001:

         SALES OF PARTS AND SERVICES
         (dollars in millions)
         Sales Revenue                         $ 18.3
         Gross Profit                          $  6.8
         Gross Profit Margin                     37.1%

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

Our operations have been fostered by our ability to achieve economies of scale with respect to our marketing and advertising. Nationwide, the average cost of marketing and advertising per new vehicle sold in 2001 was approximately $460. Although advertising costs in the New York metropolitan area are generally higher than the national average, our cost of marketing and advertising per vehicle sold is approximately equal to the national average. Combined with a substantial increase in media exposure, which resulted in increased volume, our costs show the economies that we have achieved. These lower costs result from the fact that we: (i) have favorable contracts with four (4) major area daily newspapers; (ii) advertise in lower-cost niche markets (such as local ethnic markets, employee purchase programs and discount buying services); and (iii) utilize telephonic marketing and electronic marketing via services such as the Internet.

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

In addition, we, due to the size and number of automobile dealerships we own and operate, are larger than most of the independent operators with which we compete. Our size has historically permitted us to attract experienced and professional sales and service personnel and has provided us with the resources to compete effectively. However, should we enter other markets, we may face competitors that are larger and that have access to greater resources.

We believe that our principal competitors within the New York metropolitan area are United Auto Group, a publicly traded company, and Potamkin Auto Group, Burn's Auto Group and Auto-Land, each of which is privately held.

We also compete though our Internet vehicle purchasing services against a variety of Internet and traditional vehicle purchasing services and automotive broker. Entities which maintain similar commercial Web sites include Autoweb.com, Autobytel.com, Carsdirect.com, Cendant Membership Service, Inc.'s AutoVantage and Microsoft Corporation's Carpoint and Stoneage Corporation. Additionally, we compete indirectly against vehicle brokerage firms and affinity programs offered by several companies, including Costco Wholesale Corporation and Wal-Mart Stores, Inc. Moreover, our major vehicle manufacturers have their own Web sites and many have launched online buying services. We also compete with vehicle insurers, lenders and lessors as well as other dealers that are not part of our network. Such companies may already maintain or may introduce Web sites which compete with ours.

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

Leasing Operations

Our subsidiary, Major Fleet & Leasing Corp. ("Major Fleet"), has historically provided lease financing solely for motor vehicles. Major Fleet typically arranges for the sale or lease to its customers of new or used vehicles of all makes and models. Major Fleet will purchase the desired vehicle from an automobile dealer and either resell it to its customer for a markup over its cost, or lease the vehicle to the customer and provide the related lease financing. If a customer of Major Fleet wants to purchase or lease a new vehicle that is available from one of our dealerships, in almost all cases, Major Fleet will acquire the vehicle from us and then resell or lease it to its customer. Major Fleet estimates that it acquires approximately 50% of the vehicles it sells and leases from us.

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

Acquisition Strategy

We previously had several purchases of dealerships pending. When those purchases were contemplated, our strategy was that a key component of the purchase price be paid in our common stock. Since the price of our stock has significantly declined from its levels at the time our acquisition strategy was conceived, it is no longer practicable for us to consider using our common stock as currency in acquiring automotive dealerships. Additionally, we believe that the current prices being sought for dealerships makes their acquisition unattractive, at this time. Consequently, we have put on hold our plans for growth through acquisition. Instead, we plan to focus on maximizing revenues and profitability in our existing dealerships. However, while we are not seeking dealerships to acquire, if a particularly attractive opportunity should present itself, we would strongly consider an acquisition.

DISCONTINUED OPERATIONS

In November 2000, we announced our intention to divest our non-automotive operations by way of sale, merger, consolidation or otherwise by the most economically viable means, in order to maximize shareholders' value from these operations and to maintain our focus on the operation and consolidation of our retail automotive dealerships. The non-automotive components of our business have generated a substantial loss. The aggregate amount of such loss from discontinued operations, net of taxes, for the year ended December 31, 2000 was approximately $23.7 million, compared with a loss from discontinued operations of $4.9 million for the year ended December 31, 1999. Such loss includes, net of taxes, the actual operating costs of those operations of approximately $2.5 million, plus a one-time, non-cash, charge of approximately $19.2 million to write-down the assets associated with those operations to their estimated net realizable value and a charge of $2.0 million to accrue an estimate of operating and other costs to be incurred until the divestiture has been completed.

In partial fulfillment of such intent, in February 2001, we completed an asset sale of our Richmond, Virginia based Internet Creations, Inc. (d/b/a/ Internet Connections) to Access Technology, Inc.

Additionally, in March 2001, we sold our majority interest in our IG2, Inc. subsidiary (f/k/a/ Computer Business Sciences, Inc.), which, at the time of sale, consisted solely of IG2, Inc., a Florida corporation, through a stock purchase to Global Communications of NY, Inc.

Moreover, effective June 27, 2001, we sold our interest in our Israeli technology subsidiary, C.B.S. (Israel), Ltd. and the assets of our Canadian subsidiary, 786710 Ontario, Ltd., doing business as Info Systems, to GYT International, Ltd., a Nevis Corporation.

Also, effective July 31, 2001, we sold our interest in our telephone calling card subsidiary, ICS Globe, Inc. to Global Communications of NY, Inc.

The gains on the sales of these discontinued operations have been deferred due to a lack of credit history. Such gains will be reflected when collectibility is reasonably assured.

Arrangements with Nissko

In November 1999, our former subsidiary, IG2, entered into an agreement (the "Nissko Agreement") with certain persons (the "Nissko Group") and Nissko Telecom Ltd. to purchase their interest in a joint venture which is a master agent to provide certain telephone services. In connection with this transaction, we placed 236,400 shares of our common stock in escrow to guarantee the value of IG2 stock. By November 30, 2001, all such shares were issued to satisfy our obligations thereunder. In addition, 60,000 restricted shares of our common stock have been reserved to cover personal guarantees of the Nissko Group.

Disposition of Intellectual Property

In connection with our divestiture of our technology division, we have relinquished our rights to various patent and patents applications, including two U.S. patents issued in June 1993 and May 1994 relating to armored conduit technology, a Canadian patent application relating to such technology, one U.S. patent issued November 1999 relating to a head cover with an eye spraying capability, a partial interest in one U.S. patent issued March 1999 to a long-life storage battery with a magnetic field source and an acid based heat source, three U.S. patent applications relating to a fire extinguishing agent, a sludge treatment and fertilizer, and a cleaning and treatment agent, and a provisional U.S. patent application relating to the control of internet protocol traffic in a wide- or local-area-network (LAN or WAN). Moreover, we have relinquished our rights to U.S. Trademark registrations to the names "IG2(R), "Talkie(R)" and "Talkie Globe(R)," pending U.S. Trademark applications to the names "IG2 Networks," "IG2 Communications," "NAICS," "BCS," "Knock-Out 112" and "Browse N Talk" and to a Canadian Trademark registration to the name "Talkie."

RECENT DEVELOPMENTS

Floor Plan Financing

In September 2001, Chrysler Financial Company, LLC ("CFC"), one of our primary floor plan credit sources for approximately $30 million for the financing of our vehicle inventory, notified the Company that CFC had re-evaluated its credit and lending relationship with us and was requiring us to seek a replacement lending institution to refinance and replace all existing CFC credit facilities. In March 2002, we entered into a floor plan financing arrangement with General Motors Acceptance Corporation ("GMAC") for GMAC to provide the floor plan credit for the financing of our Chevrolet dealership's new and used vehicle inventory. This is the flagship dealership of the Company's operations and accounted for more than 35% of the Company's new vehicle revenues and more than 80% of its consolidated used vehicle revenues in the year 2001. Also in March 2002, we entered into a credit agreement with HSBC Bank, USA ("HSBC") pursuant to which HSBC is providing the floor plan credit for the financing of our Chrysler/Jeep, Dodge and Kia dealerships' new and used vehicle inventory. As a result of the GMAC and HSBC credit facilities, we completed the replacement of financing for all of the dealerships that were previously financed by CFC.

Additionally, in March 2002, we signed a commitment letter with Nissan Motor Acceptance Corporation ("NMAC") pursuant to which NMAC will replace the existing floor plan credit for the financing of our Nissan dealership's new and used vehicle inventory. The commitment from NMAC is subject to normal closing conditions and is expected to close during the second quarter of 2002.

We believe that the terms of each of these new floor plan lines, including interest rates, are more favorable than those of each of the lines they replace. Bruce Bendell, Chairman of the Company, has agreed, temporarily, to guarantee these obligations. The Company has agreed to compensate Mr. Bendell for the fair market value of such credit enhancement.

Financing Transactions

On June 24, 1999, we entered into an agreement with three investors, pursuant to which we had the right or obligation to sell, under certain circumstances, in a series of private placement transactions, up to $20 million of our common stock, warrants and adjustable warrants in three tranches.

The calculation of amounts due pursuant to the adjustable warrants issued in the second tranche of this translation resulted in a potential liability to us for approximately 4.7 million shares or we could elect to issue only the minimum number of 393,587 shares plus a cash payment of $6,625,016. We entered into a Redemption Agreement and promissory note with the investors whereby we would issue the minimum number of shares and make cash payments aggregating $6,000,000 to be paid in installments of varying amounts over time. Accordingly, we issued 393,587 shares of our common stock on August 28, 2000 and made aggregate cash payments of $4,750,000 through December 31, 2000, and owed a balance of $1,250,000 as of that date. Pursuant to the terms of the note, this balance was due to be paid in aggregate installments of $250,000 in each of five months beginning in February 2001. We did not make any of these required payments. The terms of the Redemption Agreement required that the balance be adjusted to $1,666,667, an increase of $416,667 plus interest and reasonable attorneys fees. Subsequently, we reached agreement with the institutional investors and settled the matter for a total of $1,400,000. The $266,667 reduction of the liability previously recorded has been adjusted as a credit to additional paid-in capital in the third quarter of 2001. By December 31, 2001, the $1,400,000 balance has been fully paid.

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

Asset Sale of Internet Creations, Inc.

In February 2001, we completed an asset sale of our Richmond, Virginia based Internet Creations, Inc. (d/b/a/ Internet Connections) to Access Technology, Inc. ("Access.") The purchase price for the assets was $320,000, of which $47,000 was paid at the closing, and of which $273,000 was evidenced by a senior secured promissory note, bearing interest at a rate of nine percent (9%) per annum, payable in equal installments every three months for thirty-six (36) months beginning one year following the closing. As collateral security for the due payment and performance of all indebtedness, liabilities and obligation under the note, Access granted a lien and security interest in all of its assets.

Sale of IG2, Inc. Interest

In March 2001, we sold our majority interest in our IG2, Inc. subsidiary (f/k/a/ Computer Business Sciences, Inc.), which, at the time of sale, consisted solely of IG2, Inc., a Florida corporation, through a stock purchase to Global Communications of NY, Inc. ("Global"). The purchase price consisted of a senior subordinated secured promissory note in the amount of approximately $1,000,000 and a certain number of Series A Preferred Stock of Global, equal to 10% of the capital stock of Global as of the closing date. The subordinated note bears interest at a rate of eight and one-half percent (8-1/2%) per annum, payable in equal payments every three months for forty-eight (48) months beginning on the first anniversary of the closing. The indebtedness evidenced by the subordinated note and the payment of the principal and interest thereof is senior to, and has priority in right of payment over, any and all other indebtedness of Global, except in connection with any extension of credit to Global by equipment vendors (including loans, lines of credit, guarantees or other financing arrangements). As collateral security for the due payment and performance of all indebtedness, liabilities and obligations under the subordinated note, Global and IG2 granted a lien on and security interest in all of their assets, subject to a senior lien by holder(s) of senior indebtedness, and pledged the interest sold in IG2.

Sale of Interest in C.B.S. (Israel), Ltd. and Assets of 786710 Ontario, Ltd.

In June 27, 2001, we sold our interest in our Israeli technology subsidiary, C.B.S. (Israel), Ltd. and the assets of its Canadian subsidiary, 786710 Ontario, Ltd., doing business as Info Systems, to GYT International, Ltd., a Nevis Corporation. The combined sales price in connection with these transactions was $350,000 for both operations, less the assumption of certain of our liabilities, resulting in a net amount due to the Company of $119,500. Such indebtedness is evidenced by a note payable to us in the principal amount of $119,500, bearing interest at 5% and payable in quarterly installments over 60 months, beginning in June 2002.

Sale of Interest in ICS Globe, Inc.

In July 31, 2001, we sold our interest in our telephone calling card subsidiary, ICS Globe, Inc. to Global Communications of NY, Inc. The sale price was $250,000, with a down payment of $10,000.

Acquisitions of Certain Dealerships

In April 2001, we acquired a Daewoo franchise and certain assets from Daewoo Motors of America. The purchase price of $100,000 was paid on April 19, 2001.

In May, 2001, we acquired a Suzuki franchise and certain Suzuki vehicles and parts from Hempstead F.S. Motors, Ltd. and a debtor-in-possession. The purchase price of $309,877 out of a total deposit of $500,000 for this and other potential, but subsequently abandoned, acquisitions, was paid on May 4, 2001. The balance of the deposit is being held in escrow pending resolution of certain issues relating to the closing.

Terminated Acquisitions

Previously, we signed a letter of intent to acquire the Long Island, New York based Major of the Five Towns (formerly Nissanland and Kialand), currently doing business as Five Towns Nissan and Five Towns Kia, wholly-owned by our President, Chief Executive Officer and Director, Bruce Bendell. We were also under contract to acquire Brunner Cadillac/Buick/Pontiac, an Essex County, New Jersey dealer, from William Brunner. Additionally, an agreement was reached to acquire Major Motors of Pennsylvania, a Hyundai dealer in Stroudsburg, Pennsylvania, from Bruce Bendell and John McDermott.

Since we have put on hold our plans for growth through acquisition, these acquisitions have been terminated. Instead, we plan to focus on maximizing revenues and profitability in our existing dealerships.

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

To a certain extent, our dealerships also depend on the manufacturers for sales incentives, warranties and other programs that are intended to promote and support new vehicle sales by our dealerships. Some of these programs include customer rebates on new vehicles, dealer incentives on new vehicles, special financing or leasing terms, warranties on new and used vehicles and sponsorship of used vehicle sales by authorized new vehicle dealers. Manufacturers have historically made many changes to their incentive programs during each year. A reduction or discontinuation of a manufacturer's incentive programs could adversely affect our new vehicle sales volume and our profitability.

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

OUR AUTOMOBILE OPERATIONS ARE GEOGRAPHICALLY CONCENTRATED AND SUBJECT TO LOCAL ECONOMIC CONDITIONS.

All of the dealerships we have acquired are located in the greater New York metropolitan area. As a result, our results of operations will depend substantially on general economic conditions and consumer spending habits and preferences in the New York metropolitan area, as well as various other factors, such as tax rates and applicable state and local regulation. There can be no assurance that we will be able to adequately insulate ourselves from the adverse effects of local or regional economic conditions.

OUR FUTURE OPERATING RESULTS WILL BE DIRECTLY RELATED TO THE AVAILABILITY AND COST OF CAPITAL TO US.

The principal sources of financing for new and used automobile inventories have historically been lines of credit from commercial lenders and other financial institutions and from cash generated from operations. During 2001, we were notified by Chrysler Financing Company, LLC ("CFC") that it was terminating its financing. Although we successfully about to replace CFC, there can be no assurance that we will be able to continue to obtain capital for our current or expanded operations on terms and conditions that are acceptable to us.

If we chose to pursue growth through the acquisition of additional dealerships, it will require substantial capital. In such case, expansion and new acquisitions may involve cash, the need to incur debt or the need to issue equity securities, which could have a dilutive effect on our then outstanding capital stock. We may seek to obtain funds through borrowings from institutions or by the public or private sale of our securities. There can be no assurance that we will be able to obtain capital to finance our growth on terms and conditions acceptable to us.

RISKS ASSOCIATED WITH EXPANSION MAY HINDER OUR ABILITY TO INCREASE REVENUES AND EARNINGS.

Our future growth may depend, in part, on our ability to acquire additional automobile dealerships. If we pursue such a strategy of acquiring additional dealerships, we would face risks commonly encountered with growth through acquisitions. These risks include:

         - incurring significantly higher capital expenditures and operating expenses;

         - failing to assimilate the operations and personnel of the acquired dealerships;

         -        disrupting our ongoing business;

         -        dissipating our limited management resources;

         -        failing to maintain uniform standards, controls and policies;

         - impairing relationships with employees and customers as a result of changes in management; and

         - diluting ownership percentages of our current and future shareholders.

There can be no assurance that we will be successful in overcoming these risks or any other problems encountered with such acquisitions. In addition, acquiring additional dealerships could have a significant impact on our financial condition and could cause substantial fluctuations in our quarterly and annual operating results.

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

THE LOSS OF KEY PERSONNEL AND OUR LIMITED MANAGEMENT AND PERSONNEL RESOURCES COULD ADVERSELY AFFECT OUR OPERATIONS AND GROWTH.

Our future success will depend to a significant extent on key personnel and on the continued services of our senior management and other key personnel, particularly Bruce Bendell, our President, Chief Executive Officer and Chairman of the Board, and his brother, Harold Bendell. The loss of the services of these employees or certain other key employees, are likely have a material adverse effect on our business. Bruce Bendell is currently employed at will, subject, in the case of Bruce Bendell, to certain post-employment compensation arrangements in the event of termination prior to June 30, 2004. We do not maintain "key person" life insurance for any of our personnel. Our future success will depend on our continuing ability to attract, retain and motivate other highly skilled employees. Competition for such personnel in our industry is intense. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business, financial condition and operations may be adversely affected.

POTENTIAL CONFLICTS OF INTEREST BETWEEN US AND OUR MANAGEMENT PERSONNEL COULD ADVERSELY AFFECT OUR FUTURE PERFORMANCE.

We have entered into, or contemplate that we may enter into, several transactions with our Chief Executive Officer and controlling stockholder, Bruce Bendell, and his brother, Harold Bendell, a senior executive of the Major
Dealer Group. Such transactions include the following:

         - In 1996, we acquired Major Fleet from the Bendell brothers. In exchange, the Bendell brothers received (a) shares of our 1996-Major Series of Convertible Preferred Stock, (b) warrants that carry registration rights, which have been exercised, and
                  (c) the right to manage the operations of the Major Dealer Group's vehicle leasing activities pursuant to a management agreement.

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

Moreover, we previously had several purchases of dealerships pending which involved Bruce Bendell and Harold Bendell. Consequently, we have put on hold our plans for growth through acquisition and, accordingly, these purchases have been abandoned. However, while we are not seeking dealerships to acquire, if a particularly attractive opportunity should present itself, we would strongly consider an acquisition.

CHANGE OF OUR ACQUISITION GROWTH STRATEGY MAY AFFECT OUR OPERATIONS.

In the past, our strategy for growth was principally focused on expanding our dealership group through acquisitions of non-performing or underperforming dealerships in the New York metropolitan area. When this strategy was formulated, our stock price was relatively attractive and thus, a key component of the purchase price was our common stock. Since the price of our stock has significantly declined from its levels at the time our acquisition strategy was conceived, the use of payment in the form of our common stock as currency in acquiring automotive dealerships would be extremely dilutive to our shareholders. Additionally, we believe that the current prices being sought for dealerships makes their acquisition unattractive, at this time. Consequently, we have put on hold our plans for growth through acquisition. Instead, we plan to focus on maximizing revenues and profitability in our existing dealerships. There can be no assurance our adoption of such a strategy will not adversely affect our business, financial condition and operations.

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

WE FACE RISKS IN CONNECTION WITH LEGAL PROCEEDINGS IN WHICH WE ARE INVOLVED.

We are subject to a number of lawsuits, many which have been settled. While we believe that we have substantial defenses to the asserted claims and intend to vigorously defend the active suits, judgments against us with respect to the active actions could have a material adverse effect on our financial condition. See "Legal Proceedings."

WE FACE RISKS ASSOCIATED WITH THE SALE OF AUTOMOBILES OVER THE INTERNET.

Competition

Our Internet vehicle purchasing services compete against a variety of Internet and traditional vehicle purchasing services and automotive brokers. The market for Internet-based commercial services is fairly new, and competition among commercial Web sites is expected to increase significantly in the future. The Internet is characterized by minimal barriers to entry, and new competitors can launch new Web sites at relatively low cost. To compete successfully over the Internet, we must significantly increase awareness of our services and brand name.

We compete with other entities, which maintain similar commercial Web sites, including:

         -        Autoweb.com;

         -        Autobytel.com;

         -        Carsdirect.com;

         -        Cendant Membership Service, Inc.'s AutoVantage; and

         -        Microsoft Corporation's Carpoint and Stoneage Corporation.

Some of these recent market entrants may have greater financial, marketing and personnel resources and/or lower overhead or sales costs than the Company. We also compete indirectly against vehicle brokerage firms and affinity programs offered by several companies, including Costco Wholesale Corporation and Wal-Mart Stores, Inc. In addition, our major vehicle manufacturers have their own Web sites and launched online buying services. We also compete with vehicle insurers, lenders and lessors as well as other dealers that are not part of our network. Such companies may already maintain or may introduce Web sites, which compete with ours.

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

Mr. Bruce Bendell is the beneficial owner of approximately 43.7% of our common stock. In addition, our former President and Chief Executive Officer, Mr. Doron Cohen, is the beneficial owner of approximately 5.5% of our common stock. Pursuant to a Separation and Release Agreement with us dated August 8, 2000, Mr. Cohen is required to take all necessary steps to cause all of these shares to be voted in accordance with the recommendation of the majority of our Board of Directors, provided that such majority includes a majority of our non-employee directors. This concentration of voting power may severely limit the ability of other of our stockholders to elect directors or influence other corporate decisions and may, among other things, have the effect of delaying or preventing a change in control of the Company or preventing our stockholders from realizing a premium on the sale of their shares upon an acquisition of the Company.

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

Moreover, at our 2000 annual meeting, our Board of Directors and majority of our shareholders approved amendments to our Articles of Incorporation to provide for the classification of our Board of Directors into three classes of directors with staggered terms of office. One class of directors holds office initially for a term expiring at the 2001 annual meeting; a second class of directors holds office initially for a term expiring at the 2002 annual meeting; and a third class of directors holds office initially for a term expiring at the 2003 annual meeting. At each annual meeting following this initial classification and election, the successors to the class of directors whose terms expire at that meeting are elected for a term of office to expire at the third succeeding annual meeting after their election and until their successors have been duly elected and qualified. This classified board amendment will significantly extend the time required to effect a change in control of our Board of Directors and may discourage hostile takeover bids for us. It will take at least two annual meetings for even a majority of shareholders to effect a change in control of our Board of Directors, because only a minority of the directors will be elected at each meeting. The classified board proposal is designed to assure continuity and stability in our Board of Directors' leadership and policies. Because of the additional time required to change control of our Board of Directors, the classified board amendment tends to perpetuate present management. Without the ability to obtain immediate control of our Board of Directors, a takeover bidder will not be able to take action to remove other impediments to its acquisition of us. Because the classified board amendment increases the amount of time required for a takeover bidder to obtain control of us without the cooperation of our Board of Directors, even if the takeover bidder were to acquire a majority of our outstanding stock, it tends to discourage certain tender offers, perhaps including some tender offers that shareholders may feel would be in their best interests. The classified board proposal also makes it more difficult for the shareholders to change the composition of our Board of Directors even if the shareholders believe such a change would be desirable.

Additionally, at our annual meeting in December 2000, our Board of Directors and majority of our shareholders approved amendments to our Articles of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 to 100,000,000. The amendment authorized sufficient additional shares of our Common Stock to provide us with the flexibility to make such issuances from time to time for any proper purpose approved by our Board of Directors, including issuances to effect acquisitions or raise capital and issuances in connection with future stock splits or dividends, without the necessity of delaying such activities for further stockholder approval except as may be required in a particular case by our charter documents, applicable law or the rules of any stock exchange or other system on which our securities may then be listed. The amendment, however, could have an anti-takeover effect, although that was not its intention. For example, if we were the subject of a hostile takeover attempt, we could impede the takeover by issuing shares of our Common Stock, thereby diluting the voting power of the other outstanding shares and increasing the potential cost of the takeover. The availability of this defensive strategy to us could discourage unsolicited takeover attempts, thereby limiting the opportunity for our stockholders to realize a higher price for their shares than is generally available in the public markets.

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

Future sales of shares of common stock by existing shareholders under Rule 144 of the Securities Act of 1933, as amended (the "Securities Act") or through the exercise of outstanding registration rights or the issuance of shares of our common stock upon the exercise of options or warrants or the conversion of our outstanding Preferred Stock could materially adversely affect the market price of the common stock and could materially impair our future ability to raise capital through an offering of equity securities. A substantial number of shares of our common stock is available for sale pursuant to certain registration rights and under Rule 144 in the public market or will become available for sale in the near future and no predictions can be made as to the effect, if any, that market sales of such shares or the availability of such shares for future sale will have on the market price of our common stock prevailing from time to time.

Holders of our outstanding options and warrants are likely to exercise them when, in all likelihood, we can obtain additional capital on terms more favorable than those provided in the options and warrants. Our ability to obtain additional financing may also be adversely affected by our obligation to register shares of common stock under the Securities Act. We have filed registration statements covering the resale of common stock described under "Business - Recent Developments - Financing Transactions." Castle Trust and Management Services Limited, as Trustee under the Millennium I Trust created under that certain Deed of Settlement dated October 2, 1996, has the right (on an unlimited number of occasions) to require us to register all or any portion of the common stock, aggregating 147,784 shares, into which the 125,000 shares of our 1996-Major Series of convertible preferred stock has been converted (the "1996 Demand Shares"). In addition, Bruce Bendell has the right to require us (on an unlimited number of occasions) to register all or any portion of the 22,500 shares of common stock underlying a warrant held by him (the "Warrant Demand Shares"). Further, if we register any shares of common stock, we will have to offer to include the 1996 Demand Shares, the Warrant Demand Shares and the 3,471,111 shares of common stock into which the 1997-MAJOR Series of Convertible Preferred Stock (the "1997 Major Preferred"), issued to Bruce Bendell in the Major Auto Acquisition, was converted. In October 1999, Mr. Bendell converted 400,000 shares of 1997 Major Preferred into 360,000 shares of common stock. In May 2001, he converted an additional 400,000 shares of 1997 Major Preferred into 1,777,778 shares of common stock. In February 2002, Mr. Bendell converted the balance of his 100,000 shares of 1997 Major Preferred stock into 1,333,333 shares of common stock.

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

OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET.

In November, 2000, we received a letter from Nasdaq advising us that our common stock had not met Nasdaq's minimum bid price closing requirement for thirty
(30) consecutive trading days and that, if we were unable to demonstrate compliance with this requirement for ten (10) consecutive trading days during the ninety (90) calendar days ending February 20, 2001, our common stock would be de-listed at the opening of business on February 22, 2001. We, however, applied to Nasdaq for a hearing, and the de-listing was stayed during the hearing period. The hearing was held on March 22, 2001. As a result of the hearing, Nasdaq determined to continue listing of our common stock on the Nasdaq National Market provided that on or before May 4, 2001, we demonstrate a closing bid price of at least $1.00 per share and, immediately thereafter, a closing bid price of at least $1.00 per share for a minimum of ten (10) consecutive trading days. We received an additional letter from Nasdaq on April 20, 2001 notifying us that we had also not maintained the net tangible assets/market capitalization/total assets and total revenue requirements, and that we had to be in compliance by April 26, 2001. We were granted an exception to this requirement through June 14, 2001. Consequently, in May 2001, in order to comply with all requirements for continued listing, we changed our name to The The Major Automotive Companies, Inc. and our trading symbol to MAJR and effected a one (1) for five (5) reverse stock split of our common stock. Subsequently, on May 23, 2001, Nasdaq advised us of compliance with all requirements for continued listing on the Nasdaq National Market.

However, on February 14, 2002, we received another letter from Nasdaq advising us that our common stock had not maintained a minimum market value of publicly held traded shares of $5,000,000 and a minimum bid price per hare of $1.00. If we are unable to demonstrate a minimum market value of $5,000,000 or more and a bid price of our common stock at $1.00 per share or more for a minimum of ten
(10) consecutive at any time before May 15, 2002, our common stock will be de-listed. If a delisting were to occur, our common stock would trade on the OTC Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result. Alternatively, we may apply to transfer our common stock to the Nasdaq

SmallCap Market, which, if such application is accepted, will grant us an extended grace period, until August 13, 2002 to demonstrate compliance with the $1.00 minimum bid requirement.

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

We have an interest in the following leases, under which Major Dealer Group presently pays aggregate annual rental payments of $706,000:

Major Chrysler, Plymouth, Jeep Eagle leases from an unrelated third party approximately 17,400 square feet of office and automobile showroom and storage space in Long Island City, New York for an annual rental of $95,500. This lease expires on October 31, 2011.

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

Compass Lincoln Mercury ("Compass") leases from Ford Motor Car Company approximately 30,000 square feet used for showroom, office, service department and storage facilities in Orange, New Jersey. This lease is currently on a month to month basis at an annual cost of $132,000. Additionally, Compass leases 7,000 square feet of showroom, office and storage space in Orange, New Jersey, from an unaffiliated third party at an annual rental of $90,000. This lease is scheduled to expire on March 31, 2009. Compass also leases space for a service department and storage facilities in Orange, New Jersey, at an annual rental of $150,000. This lease expires on August 31, 2006. Finally, Compass leases additional space for storage facilities, on a month to month basis, from an unaffiliated third party at an annual rent of $19,200.

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

One of our subsidiaries, Major Nissan of Garden City, Inc., leases from an unrelated third party approximately 105,000 square feet used for showroom, office, service department and storage facilities. The property is located on the borderline of Hempstead, New York and Garden City, New York. The current annual rent is $390,000 and the lease expires on March 15, 2002. Upon our acquisition of the dealership, this lease was purchased for $1.0 million with a purchase option for $3 million. The property was appraised for more than $5 million. We have notified the landlord that we are exercising the purchase option.

ITEM 3. LEGAL PROCEEDINGS

In re: Fidelity Holdings Securities Litigation.

This class action, also pending in the United States District Court for the Eastern District of New York, is purportedly brought on behalf of all persons who acquired shares of our common stock between June 24, 1999 and April 17, 2000. Named as defendants along with us are Doron Cohen, Richard L. Feinstein and Bruce Bendell.

In August 2001, the lead plaintiffs in this class action served a Consolidated and Amended Class Action Complaint. This Complaint alleges, among other things, that plaintiffs and other members of the putative class were damaged when they acquired shares of our common stock because defendants allegedly issued materially false and misleading statements and failed to disclose material information which purportedly cause such stock to trade at artificially inflated prices during the class period. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The allegedly misstated and omitted information concerns primarily the prospects for our technology business. The complaint seeks, among other things, damages in an unspecified amount.

In September 2001, we moved to dismiss the Complaint for failure to state a claim upon which relief can be granted and for failure to plead with the legally-required factual particularity.

In October 2001, we reached an agreement with lead plaintiffs to settle this action for $4.45 million, subject to the consent thereto by our insurance company and court approval. To date, our insurance company has not consented to this settlement nor has it been approved by the court.

Stephen B. Wechsler, et al. v. Fidelity Holdings, Inc. et al.

On December 26, 200, an action was commenced against us in the United States District Court for the Eastern District of New York. This action was brought on behalf of certain persons who acquired an unstated number of shares of our common stock between December 1999 and May 2000. We are named as a defendant in this case along with Doron Cohen, Richard L. Feinstein and Bruce Bendell.

On December 26, 2000, plaintiffs filed a Second Amended Complaint, which alleges, among other things, that the plaintiffs sustained damages when they acquired shares of our common stock because we allegedly issued materially false and misleading statements and failed to disclose material information which purportedly caused such stock to trade at artificially inflated prices. The Second Amended Complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The allegedly misstated and omitted information concerns our reported income for the first three quarters of 1999 and the prospects for its technology business. The Second Amended Complaint seeks, among other things, damages "in an amount, not less than" one million dollars.

On February 16, 2001, we and Messrs. Bendell and Feinstein filed a motion to dismiss the Second Amended Complaint for failure to plead with the legally-required factual particularity. (We understand that Mr. Cohen has not been served with process in this action.) In October 2001, we agreed with the plaintiffs to settle this action for $120,000. The settlement is subject to the consent thereto by the insurer on our D&O policy covering the time period within which this action was filed, which consent has not yet been obtained.

Daniel Tepper v. Fidelity Holdings, Inc; Fidelity Holdings, Inc. (Third Party Plaintiff) v. InvestAmerica et al.

In and around August 2001, Daniel Tepper ("Tepper") commenced a suit against the above individuals for several causes of action. Voluntarily, however, the majority of the claims were withdrawn and only four causes of action remain: (i) violation of Article 8 of the Uniform Commercial Code, (ii) conversion, (iii) breach of fiduciary duty; and (iv) negligence. The facts underlying these claims are that we failed to remove restrictive legends that appeared on Tepper's stock certificates. These claims were litigated in Nevada and Tepper secured a verdict in the sum of $522,000 (compensatory damages of $300,000, and attorney's fees of $222,000) against us. It is our position that any claim by Tepper was resolved by the Nevada action under the doctrines of Res Judicata and Collateral Estoppel, and that once the Nevada Judgment is paid it will extinguish all claims. Currently, there is a motion to dismiss pending. Until there is a ruling on the outstanding motion, no forecast of liability can be given.

Ronald Shapss Corporate Services, Inc. v. Fidelity Holdings, Inc.

On June 11, 1999, Ronald Shapss Corporate Services, Inc. commenced an action against us in the Supreme Court of the State of New York. The venue for the action was in Rockland County. The original complaint asserted causes of action based on claims of breach of contract and conversion. The plaintiff contends that we wrongfully refused to allow the exercise of options for 50,000 shares of our common stock at $4.50 per share. The plaintiff also alleged an anticipatory breach of plaintiff's right to exercise an option to purchase an additional 100,000 shares for $1,000.00 and to receive and exercise options to purchase 100,000 more shares for $4.50 per share. The plaintiff alleged it sustained damages in the sum of $7,386,500.00 for breach of an agreement between the parties and sought an additional sum of $5,000,000.00 in punitive damages on the conversion claim.

Subsequently, in November 2001, the parties settled the action. Pursuant to a settlement agreement, the plaintiff received 175,000 shares of common stock and may be entitled to receive an additional 50,000 shares based on future market value of our common stock.

Fidelity Holdings, Inc., IG2 and 786710 Ontario, Ltd. v. Michael Marom and M.M. Telecom, Corp.

We, IG2 and 786710 Ontario, Ltd. are plaintiffs in a legal action against Michael Marom and M.M. Telecom, Corp. in the Supreme Court of the State of New York, County of Queens, Index No. 25678/96. We filed a complaint on December 23, 1996 against the defendants alleging: (i) breach of a letter agreement between the parties; (ii) tortuous interference with business opportunities; and (iii) slander. Defendants filed an answer with counterclaims, which included, inter alia: (i) fraud; (ii) breach of contract; (iii) tortious interference with business opportunities; and (iv) tortuous interference with contract. Both parties have completed discovery and the collective Plaintiffs, including us, have made a motion for summary judgment against Defendants seeking to have Defendants' counterclaims dismissed entirely and with prejudice. In the event such counterclaims are dismissed, the Plaintiffs will only be able to proceed on their causes of action against Defendants. This motion is currently pending before the court. We believe we have substantial defenses to the asserted claims and intend to vigorously defend this suit.

Realtech Systems Corporation v. IG2, Inc. & Fidelity Holdings, Inc.

On or about November 9, 2000, Realtech Systems Corporation ("Realtech") served us as well as IG2 a Demand for Arbitration before the Commercial Arbitration tribunal of the American Arbitration Association relating to work and services allegedly provided by Realtech to IG2. The Demand asserted that pursuant to a Master Agreement dated November 16, 1999 between Realtech and IG2, both parties agreed to arbitration in the event of any potential disputes. The Demand further asserts that Realtech has provided work and services to us in the unpaid amount of $198,000, and that we and IG2 further breached the agreement by hiring John Honovich, a former Realtech employee. Realtech seeks in excess of $243,849.50 in damages. Realtech included us in an arbitration based on the idea that IG2 is "our wholly owned subsidiary" and not on the basis of the agreement. On December 1, 2000, we served a Notice of Petition and a Petition seeking a stay of arbitration on our behalf on the grounds that IG2 is not a signatory to any arbitration agreements between Realtech and us. Realtech served reply papers, as well as a cross motion compelling us to arbitrate on December 14, 2000. On January 12, 2001, we filed an Order to Show Cause, to which Realtech answered. On January 29, 2001, the court ordered the Arbitration stayed as to us, and denied Realtech's arbitration claim. Since IG2 has been sold, there has been no further action on this matter.

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

The order maintained that there were no agreements made between us and Schiano, or between us and MCI; the sole basis for Schiano's claim is a verbal/oral agreement upon facts that do not exist. This matter no longer involves us and is only against CBS, which is no longer affiliated with us.

Dale Harris & Fouad Tobagi v. Computer Business Sciences, Inc., et al.

On June 6, 2000 plaintiffs filed a lawsuit against CBS in the amount of $1,000,000 in the Northern District of California, San Francisco division. Plaintiffs allege that they were convinced to join the advisory board of CBS in return for: (i) a seat on the Technical Advisory Board; (ii) stock options;
(iii) a signing bonus; and (iv) a consulting agreement. Plaintiffs further allege that CBS used their names to further our image and received nothing in return. Plaintiffs filed an amended complaint on October 16, 2000, and we subsequently filed a Motion to Dismiss and Transfer Venue on November 6, 2000. Plaintiffs opposed the motion to dismiss, to which we replied on September 8, 2000. The Motion was granted as to Rule 10-5b for failure to state a claim, granted as to Lack of Personal Jurisdiction over Mr. Cohen, Mr. Bendell and Ms. Peacock, and denied as to all other claims. The parties have recently settled this action for a cash payment of $52,500.


Goldfarb v. Robert LeRea, Doron Cohen, Bruce Bendell, Kimberly Peacock and The The Major Automotive Companies, Inc. f/k/a Fidelity Holdings, Inc.

On or about February 21, 2002, an action was commenced against us, Robert LeRea, Doron Cohen, Bruce Bendell, Kimberly Peacock in the Southern District of New York. It is alleged that: (i) plaintiffs had an agreement that if they promoted our stock, they would be compensated; (ii) plaintiff gave a bridge loan to us at our request and the loan was allegedly done by way of the purchase of our shares; (iii) defendants violated Rule 10(b)(5) of the Exchange Act by failing to repay a bridge loan made by plaintiffs to defendant; and (iv) that defendants converted 50,000 shares of IG2, Inc. stock.

Defendants time to answer or otherwise oppose has been extended to May 8, 2002. No investigation has been done and no opinion can be rendered as to the validity of the $8,000,000 in damages claimed. We believe that these allegations have no merit and intend to vigorously defend this suit.

International Securities Corp. v. Fidelity Holdings, Inc.

On or about March 2001, an action was commenced against us in the Supreme Court of the state of New York, New York County. This action alleged that International Securities Corp. ("ISC") is owed commissions for money it secured for us in connection with a private placement of our securities. ISC served a motion for Summary Judgment, which has not yet been heard by the Court. The total claimed in the lawsuit is $180,000.00. We believe that any money owed has already been paid and intend to vigorously defend this suit.

Dr. Roland Nassim v. Computer Business Sciences, Inc. and Fidelity Holdings,
Inc.

On April 12 2001, Dr. Roland Nassim commenced a lawsuit against CBS and us in the Supreme Court, New York County. The basis of the lawsuit is for breach of contract of an agreement entered into on December 1, 1999. The agreement was part of a buyout of CBS of Dr. Nassim's telephony business to various countries. The purchase price was approximately $500,000 in our stock. It is Dr. Nassim's position that the stock was only worth $27,000. In January 2002, we reached a settlement with Dr. Nassim and have issued 225,000 shares of our stock in his name as full settlement. Our attorney is holding such shares in escrow pending the preparation and signing of definitive settlement documents.

Ronald K. Premo v. Fidelity Holdings, Inc.

In May 2001, Ronald Premo, a former officer of one of our technology subsidiaries filed suit in Connecticut Supreme Court seeking employment related damages in excess of $300,000. In October 2001, through an arbitration proceeding, we reached a settlement agreement with Mr. Premo by which he will be paid an aggregate of $72,079 over ten months plus 15,000 shares of our common stock. The stock has been issued and, to date, we have paid approximately $21,000 of the total $72,000 due.

Strong River Investments, Inc. and Montrose Investments Ltd. v. Fidelity Holdings, Inc.

By Summons and Notice of Motion for Summary Judgment In Lieu of Complaint dated April 19, 2001 we were named as the defendant in two actions titled Strong River Investments, Inc. v. Fidelity Holdings, Inc. and Montrose Investments Ltd. v. Fidelity Holdings, Inc., both brought in the Supreme Court of the State of New York, New York County, Index No.'s 601963/01 and 601964/01, respectively. In these actions, Strong River Investments, Inc. and Montrose Investments Ltd. (collectively, the "Defendants"), have alleged that we defaulted on certain promissory notes granted to the Defendants. Each of the Defendants are seeking damages in the sum of $833,334 plus interest, and reasonable attorney's fees. The action was settled in August 2001 for a series of payments in the total sum of $700,000.00. By December 31, 2001, the last payment was made, releases were obtained and the judgment satisfied.

James R. Wallick V. Bruce Bendell, Individually And In His Capacity As An Officer, Director And Majority Shareholder Of The Defendant Corporations, Fidelity Holdings, Inc., et al.

On September 25, 2001, Mr. Wallick, a former director and officer, filed a lawsuit against us in the United States District Court of New Jersey. In this action, Mr. Wallick has alleged that the Defendants breached an oral, written and implied-in-fact employment agreement with Mr. Wallick, acted in bad faith in connection with the employment agreement, intentionally and negligently misrepresented promises relating to Mr. Wallick's employment and intentionally and tortiously interfered with the contractual and employment relationship of Mr. Wallick. Mr. Wallick is seeking, among other things, compensatory and punitive damages for the alleged violations in the amount of $540,000. The parties recently entered mediation concerning this action.

Various claims against our subsidiaries.

Various claims and lawsuits arising in the normal course of business are pending against our subsidiaries. The results of such litigation are not expected to have a material or adverse effect on our combined financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 13, 2001, we held our Annual Meeting of Shareholders. Proxies were solicited by us pursuant to Regulation 14A under the Exchange Act, as amended. As of October 24, 2001, the record date for the Annual Meeting, there were approximately 7,590,222 shares of common stock outstanding and entitled to vote, of which 5,904,598 shares of common stock were present in person or by proxy and voted at the meeting and 100,000 shares of 1997 Major Series of Convertible Preferred Stock outstanding and entitled to an aggregate of 90,000 votes, all of which were present in person or by proxy and voted at the meeting. At the Annual Meeting, our shareholders approved the following proposals:

         1. To elect two Class I Directors, Bruce Bendell and Steven Nawi, for terms ending in 2004.

                             FOR          ABSTAIN        AGAINST       NOT VOTED
         Bruce Bendell    5,730,014       48,187            1           126,396
         Steven Nawi      5,730,018       48,187            1           126,392

         2. To approve an amendment to our 1999 Stock Option Plan to increase the number of shares reserved for issuance under such plan by 750,000 shares to 1,110,000 shares.

         For....................          2,920,894
         Against................            182,839
         Abstain................                611
         Not Voted..............          2,800,254

         3. To approve and adopt a 2001 Outside Director Stock Plan.

         For....................          2,921,425
         Against................            179,453
         Abstain................              3,426
         Not Voted..............          2,800,294

         4. To ratify the appointment of BDO Seidman LLP as our independent auditors for the year 2001.

         For....................        5,786,064
         Against................           23,484
         Abstain................            5,050
         Not Voted..............                0

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock trades on the NASDAQ National Market. The quarter-end high and low bid price of our common stock were (as reported by the Nasdaq National Market), which quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions and which have been adjusted, as necessary, to reflect a reverse 1-for-5 stock split effected in May, 2001:

         Quarter Ended                            High Bid           Low Bid
         March 31, 2002                           $   0.90           $  0.45
         December 31, 2001                        $  2.090           $  .610
         September 30, 2001                       $  3.333           $ 1.720
         June 30, 2001                            $  3.020           $ 1.720
         March 31, 2001                           $  5.156           $ 1.563
         December 31, 2000                        $  5.000           $  .625
         September 30, 2000                       $ 10.315           $ 4.375
         June 30, 2000                            $100.315           $ 6.250
         March 31, 2000                           $118.125           $50.625

Shareholders

As of April 11, 2002 there were approximately 4,021 holders of record of our common stock.

Dividends

We have never declared cash dividends on any class of our securities and have no present intention to declare any dividends on any class of our securities in the future.

Recent Sales of Unregistered Securities

The securities described below were sold by us during 2001 without being registered under the Securities Act. All such sales made in reliance on Section 4(2) and/or Rule 506 promulgated thereunder of the Securities Act were, to the best of our knowledge, made to investors that, either alone or together with a representative that assisted such investor in connection with the applicable investment, had such sufficient knowledge and experience in financial and business matters to be capable of evaluating the merits and risks connected with the applicable investment.

1. In July 2001, we issued 900 shares of common stock to Tomasz Mludzik, at a per share price of $2.09, as employment compensation.

2. In August 2001, we issued 58,800 shares of common stock to Robert Rimberg, at a per share price of $2.08, as payment for legal services.

3. In November 2001, we issued 232,600 shares of common stock to Robert Rimberg, Esq., for distribution out of escrow to members of the Nissko group at a per share price of $0.68, pursuant to a contractual arrangement,

4. In February 2002, upon conversion of 100,000 shares of 1997 Major Preferred Stock, we issued 1,333,333 shares of common stock to Bruce Bendell.

5. In April 2002, we issued 900 shares of common stock to David Edelstein, at a per share price of $0.68, as compensation for services through April 30, 2001 as an outside member of our Board of Directors.

6. In April 2002, we issued 900 shares of common stock to Dennis Roth, at a per share price of $0.68, as compensation for services through April 30, 2001 as an outside member of our Board of Directors.

7. In April 2002, we issued 900 shares of common stock to Jeffrey Weiner, at a per share price of $0.68, as compensation for services through April 30, 2001 as an outside member of our Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

The selected data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2001, are derived from our audited financial statements. The data set forth below should be read in connection with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the related notes included elsewhere in this Form 10-K.

                                                                      AS AT AND FOR THE YEARS ENDED DECEMBER 31,:
                                                        2001            2000             1999             1998             1997
                                                   ------------    ------------     ------------     ------------     ------------
                                                                    (RESTATED)       (RESTATED)       (RESTATED)        (RESTATED)
Revenues                                           $375,114,505    $322,142,231     $209,531,993     $ 98,578,970     $    953,033

Income (loss) from continuing operations              2,089,524       1,302,247          815,955        1,052,897         (383,261)

Income (loss) from discontinued operations              590,000     (22,427,322)      (4,006,103)        (473,161)         752,400

Net income (loss)                                     2,679,524     (21,125,075)      (3,190,148)         579,736          369,139

Income per common share-continuing
operations
      Basic:                                       $       0.32    $       0.26     $       0.19     $       0.32     $      (0.13)
      Diluted:                                             0.24            0.19             0.19             0.26            (0.13)

Income (loss) from discontinued operations
      Basic:                                               0.09           (4.40)           (0.95)           (0.14)            0.26
      Diluted:                                             0.07           (4.40)           (0.95)           (0.14)            0.22

Net income (loss) per common share
      Basic:                                               0.41           (4.14)           (0.76)            0.18             0.13
      Diluted:                                             0.31           (4.14)           (0.76)            0.14             0.11

Average number of shares used in computation:
      Basic                                           6,558,356       5,101,829        4,210,837        3,301,557        2,904,458
      Diluted                                         8,662,979       6,791,104        4,210,837        4,041,407        3,397,746


BALANCE SHEET DATA:
Total assets                                       $ 81,847,947    $ 86,781,397     $ 68,319,331     $ 49,426,735     $  9,401,343
Long-term liabilities, less current
  Portion                                             9,853,587      10,411,463        7,416,784        7,953,278          427,387
Total stockholders' equity                           17,948,321      15,599,970       28,917,595       16,453,516        6,524,735

See Notes 1, 10, 15, and 16 to Consolidated Financial Statements for discussions of business acquisitions and divestitures, restatements, stockholders' equity, earnings (loss) per share, restructuring and impairment charges, discontinued operations and their effects on comparability of year-to-year data. See "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters" for a discussion of our dividend policy.

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

THE COMPANY

On May 14, 1998, The The Major Automotive Companies, Inc. (f/k/a Fidelity Holdings, Inc.), a holding company involved in the acquisition and development of synergistic technological and telecommunications businesses and the regional consolidation of the retail automotive industry, acquired, from a related party, the Major Automotive Group of dealerships ("Major Auto") and related real property and leases. We have historically operated in two divisions:
Automotive and Technology.

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

The year 2001 marked a milestone in our history. It was our first full year of operating solely as an automotive company. We completed the divestiture of all of our non-automotive operations and continued to expand our dealership revenues and profits. We had record revenues and gross profits and despite significant one-time charges that we incurred in connection with the settlements of past litigation, we increased our operating profit significantly.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Such principles require that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting period. Operating results in the future could vary from the amounts derived from those estimates and assumptions. We have identified the policies below that are critical to our business operations and the understanding of our results of operations and involve significant estimates. For detailed discussion of other significant accounting policies see Note 1, Nature of Business and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements.

Inventory. Our inventory policy determines the valuation of inventory, which is a significant component of our consolidated balance sheets. Our inventory consists primarily of retail vehicles held for sale valued at the lower of cost or market with new vehicles valued on the first-in, first-out basis and used vehicles and vehicles held for lease with cost determined using the specific identification method, net of reserves. Cost includes the actual price paid for each vehicle plus reconditioning and transportation expenses. We establish reserves based on vehicle inventory aging and management's estimate of market values. While we believe that our estimates of market value are appropriate, we are subject to the risk that our inventory may be overvalued from time to time primarily with respect to used vehicles, which could require additional reserves to be recorded.

Long-lived Assets. Our policies related to long-lived assets, such as on-going client relationships, goodwill and property and equipment, which constitute a significant component of our consolidated balance sheets, require that we evaluate such assets for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of those assets. If any impairment is found to exist, the related assets will be written down to fair value. Additionally, these policies affect the amount and timing of future amortization. Intangible assets consist primarily of the cost of businesses acquired in excess of the fair value of net assets acquired. The cost in excess of the fair value of net assets of businesses acquired is amortized on a straight-line basis from five to forty years. In accordance with Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill and intangible assets deemed to have indefinite lives are no longer amortized but, instead are subject to impairment tests at least annually. We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, we will perform the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. We will not be able to determine the ultimate impact of SFAS 142 on our consolidated financial statements until such time as we apply its provisions. We are subject to financial statement risk to the extent that intangible assets become impaired due to decreases in the fair market value of the related underlying business.

COMMITMENTS AND CONTINGENCIES

As further discussed in Note 12, Commitments and Contingencies, of Notes to Consolidated Financial Statements, we are involved, and will continue to be involved, in a number of legal proceedings arising out of the conduct of our business, including litigation with customers, current and former business associates, employment-related lawsuits and class actions. We intend to vigorously defend ourselves and assert available defenses with respect to each of these matters. Where necessary, we have accrued our estimate of the probable costs for the resolution of these proceedings based on consultation with outside counsel, assuming various strategies. Further, we have certain insurance coverage and rights of indemnification with respect to certain aspects of these matters. However, a settlement or an adverse resolution of one or more of these matters may result in the payment of significant costs and damages, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

Revenue Recognition. The majority of our revenue is from the sales of new and used vehicles, including any commissions from related vehicle financings. We recognize revenue upon delivery of the vehicle to the customer. At time of delivery, all financing arrangements between and among the parties have been concluded. Commission revenue on warranty and insurance products sold in connection with vehicle sales is recognized upon sale. Additionally, we record income from direct financing leases based on a constant periodic rate of return on the net investment in the lease. Income earned from operating lease agreements is recorded evenly over the term of the lease.

Income Taxes. Our income tax policy requires that we compute the provision for income taxes on the pretax income (loss) based on the current law. We provide for deferred income taxes to show the effect of tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. We use valuation allowances to reduce the value of deferred tax assets when we believe that their recovery is in doubt.

RESULTS OF CONTINUING OPERATIONS - YEAR ENDED DECEMBER 31, 2001 AND YEAR ENDED DECEMBER 31, 2000

Revenues. Revenues for the year ended December 31, 2001 increased to approximately $375.1 million, which is $53.0 million, or 16.5%, more than the prior year's revenues of $322.1 million. Such increase was solely attributable to the revenues of our automotive dealership operations, which were approximately $374.6 million for the 2001 year, an increase of $53.1 million, or 16.5%, over the prior year's revenue of $321.5 million. Of this increase, approximately $48.2 million relates to revenues generated by four dealerships we acquired between September 1999 and December 2000. The other primary reason for the significant growth in revenues was the substantial increase in unit sales. New car unit sales increased by 451 units, or 8.4% in 2001 from 2000, while used car unit sales increased 1,038 units, or 7.8%, in the 2001 year over the prior year. Management believes that the increase in unit sales is primarily attributable to our automotive dealership operations' successful efforts in selling used vehicles at its expansive facility in Long Island City, New York and the development of our used vehicle operations in Hempstead, Long Island. An average of 1,194 used vehicles, retail and wholesale, were sold during each of the months in the 2001 year, compared with an average of 1,108 used vehicles per month during the prior year, an increase of 7.7%. Our automotive dealership operations' sales efforts included extensive Internet promotions, local advertising in all media and the branding of our used car operation as "Major World." Management believes that market acceptance of its Major World brand was a strong contributor to the 2001 sales volume performance. Additionally, the average sales price per vehicle, for new vehicles, decreased by approximately $78 (0.3%), per vehicle in 2001 as compared with 2000, while the average sales price in 2001 for used vehicles, retail and wholesale, increased by approximately $1,387 (10.4%) from the year 2000.

New vehicle sales revenue was approximately $143.1 million in 2001, an increase of $10.6 million or 8.0% from 2000 new vehicle sales revenue of $132.5 million. All of this increase is attributable to sales from our dealerships located in Hempstead, Long Island, which were acquired in 2000.

Used vehicle sales revenue was $211.8 million in 2001 and $178.1 million in 2000, an increase of approximately $33.7 million or 18.9%. The most significant contribution to this increase was made by our Chevrolet dealership in Long Island City, NY and, to a lesser extent, our Mazda dealership in Hempstead, Long Island. These changes in sales volume of used vehicles is attributable, in part, to our successful efforts in obtaining non-recourse financing for prospective buyers who may have had difficulties obtaining financing elsewhere and also selling higher priced luxury quality used cars.

The results of the terrorist attack on September 11, 2001, had only a small negative impact on revenues for the year ended 2001.

Cost of sales. The cost of sales increase of $40.8 million, or 15.0%, to $313.0 million in the year 2001 from $272.2 million in the year ended December 31, 2000, is solely attributable to our automotive dealership operations. The percentage increase is slightly more than the revenues percentage increase and reflects an increase of $1,615 or 7.7% in the average cost of new vehicles and an decrease of $925 or 8.4% in the average unit cost of used vehicles.

Gross profit. Our automotive dealership operations generated almost all of the total gross profit of $61.9 million for the year ended December 31, 2001. The gross profit for automotive dealerships in 2001 was $61.4 million compared with the 2000 amount of $49.2 million, an increase of $12.2 million or 24.7%. The four dealerships we acquired between September 1999 and December 2000 generated approximately $5.1 million or 41.1% of this total increase.

The balance of the gross profits increase was primarily attributable to (i) the increase in units sold and (ii) the change in revenue percentage mix. Automotive dealership revenues went from 40.8% of total revenues generated by new vehicle sales and 54.9% generated by used vehicles sales in 2000 to 38.3% of total revenues generated by new vehicle sales and 56.7% generated by used vehicle sales in 2001. For the industry as a whole, the average percentage of new and used vehicles' revenue as a percentage of total dealership revenue is 6.0% and 11.0% respectively. Our dealerships' overall gross profit as a percentage of sales was 16.4%, compared with the industry average of 13.1%. Our gross profit percentage on new vehicles of 8.5% is above the industry average of 6.0%, while our gross profit percentage on used vehicle sales of 19.5% is significantly over the industry average used vehicle gross profit of 11.0%. Management believes that our product mix, i.e. our concentration on the more profitable used vehicle segment, our ability to buy quality used vehicles at favorable prices and our ability to find competitive financing sources for our customers are the significant factors in our profitability.

Operating expenses. In the year ended December 31, 2001, operating expenses increased approximately $53.1 million to approximately $369.7 million, from $316.6 million in 2000. The most significant component of this increase is the cost of vehicles sold which represents $40.9 million of the increase. This is reflective of the significant increase in sales during 2001. The balance of the increase, $12.2 million, is significantly attributable to the costs associated with increased sales efforts and results, principally, advertising.

Interest expense. Interest expense had a net decrease of approximately $156,000 to approximately $2.5 million in 2001 from interest expense of almost $2.7 million incurred in 2000. This is primarily related to the decrease in floor plan interest based on the lower levels of automotive dealership operation's inventories and lower interest rates during 2001 as compared with 2000.

Income tax expense. Local income tax expense of approximately $50,000 for the year ended December 31, 2001 was calculated on pre-tax income from continuing operations. In 2001, we recorded tax benefit of $341,000 from our continuing operations. In 2001 and 2000, we recorded tax benefits of $590,000 and $500,000, respectively, in connection with our discontinued operations.

Discontinued operations. Because all anticipated expenses associated with the non-automotive components of our business had been estimated and accrued in 2000, no expenses incurred in connection with those operations has been charged to expense in 2001. The aggregate amount of such loss from discontinued operations, net of taxes, was $22.4 million in 2000. Such loss in 2000 includes, net of taxes, the actual operating costs of those operations of approximately $6.8 million, plus a one-time, non-cash, charge of approximately $13.6 million to write-down the assets associated with those operations to their estimated net realizable value and a charge of $2.0 million to accrue an estimate of operating and other costs to be incurred until the divestiture has been completed.

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

\Interest expense. Interest expense had a net increase of approximately $900,000 to approximately $2.6 million in 2000 from interest expense of $1.7 million incurred in 1999. This is primarily related to the increase in floor plan interest based on the higher levels of automotive dealership operation's inventories and higher interest rates during 2000 as compared with 1999.

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

ASSETS, LIQUIDITY AND CAPITAL RESOURCES - DECEMBER 31, 2001

At December 31, 2001, our total assets were approximately $81.8 million, a decrease of approximately $4.9 million from December 31, 2000. This net decrease is primarily related to the significant decrease in inventories of $14.8 million and the decrease in assets held for sale of $1.0 million, as partially offset by a $1.5 million increase in cash and equivalents and a $7.7 million increase in our accounts receivable. The decrease in inventory is primarily attributable to Management's decision to reduce inventory related costs by maintaining lower, but appropriate, levels of inventory. The increase in accounts receivable is attributable to an increase of $4.5 million in Major's fleet accounts receivable and the increased sales volume in 2001.

Our primary source of liquidity for the year ended December 31, 2001 was $5.4 million from our operating activities. This was the result of cash generated through our net profit of $2.7 million, non-cash charges of $1.5 million and a net decrease in current assets of $6.4 million (primarily from a decrease in inventories of $14.8 million and an increase in accounts receivable of $7.7 million) as offset by a net decrease in liabilities of $5.2 million (primarily from a decrease in floor plan notes payable of $11.2 million and an increase in accounts payable and accrued expenses aggregating $6.0 million.

Net cash provided was partially offset by $3.5 million of cash used in financing activities, primarily $1.1 million, $2.0 million and $.4 million, from purchase of treasury stock, payment of notes and payment and issuance of long-term debt, respectively.

The Company used $.4 million in investment activities, primarily the purchase of property and equipment, during the year ended December 31, 2001.

The foregoing activities, i.e. financing, operating and investing, resulted in a net cash increase of $1.5 million for the year ended December 31, 2001.

In September 2001, Chrysler Financial Company, LLC ("CFC"), one of our primary floor plan credit sources for approximately $30 million for the financing of our vehicle inventory, notified the Company that CFC had re-evaluated its credit and lending relationship with us and was requiring us to seek a replacement lending institution to refinance and replace all existing CFC credit facilities. In March 2002 we closed a floor plan financing arrangement with General Motors Acceptance Corporation ("GMAC") for GMAC to provide the floor plan credit for the financing of our Chevrolet dealership's new and used vehicle inventory. This is the flagship dealership of the Company's operations and accounted for more than 35% of the Company's new vehicle revenues and more than

80% of its consolidated used vehicle revenues in the year 2001. Also in March 2002, we entered into a credit agreement with HSBC Bank, USA ("HSBC") pursuant to which HSBC is providing the floor plan credit for the financing of our Chrysler/Jeep, Dodge and Kia dealerships' new and used vehicle inventory. As a result, of the GMAC and HSBC credit facilities we completed the replacement of financing for all of the dealerships that were previously financed by CFC.

Additionally, in March 2002, we signed a commitment letter with Nissan Motor Acceptance Corporation ("NMAC") pursuant to which NMAC will replace the existing floor plan credit for the financing of our Nissan dealership's new and used vehicle inventory. The commitment from NMAC is subject to normal closing conditions.

The terms of each of these new floor plan lines, including interest rates, are more favorable than those of each of the lines they replace. Bruce Bendell, Chairman of the Company, has agreed, temporarily, to guarantee these obligations. The Company has agreed to compensate Mr. Bendell for the fair market value of such credit enhancement.

We believe that the cash generated from existing operations, together with cash on hand, available credit from our current lenders, including banks and floor planning, will be sufficient to finance our current operations and internal growth for at least the next twenty-four months. However, if we elect to expand our dealership network through acquisitions, we will require additional financing. There can be no assurance that, for such growth, funding will be available. We are exploring financing alternatives with respect to our projected cash requirements.


                                              [greater than]                            [less than]
                                       TOTAL      1 YEAR      1-3 YEARS     4-5 YEARS     5 YEARS
                                  ------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS:
  LONG TERM DEBT                   10,765,808       912,221   4,333,985      949,240     4,570,362
  OPERATING LEASE OBLIGATION        5,527,840     1,126,750   1,816,000    1,183,000     1,402,090
  OPERATING LEASE OBLIGATION        3,087,612            --   3,087,612
                                  ------------------------------------------------------------------
                                   19,381,260     2,038,971   9,237,597    2,132,240     5,972,452
                                  ==================================================================

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During fiscal year 2001 there were no changes in or disagreements with our independent accountant on accounting or financial disclosure.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As of April 11, 2002, our directors and executive officers were as follows:


NAME                       AGE     POSITION
Bruce Bendell  ..........  47      Chairman of the Board, President and Chief
                                   Executive Officer

Richard L. Feinstein ....  58      Senior Vice-President, Finance and Chief
                                   Financial Officer

David Edelstein .........  48      Director

Steven Nawi  ............  54      Director

Jeffrey Weiner ..........  44      Director

The following is a brief description of the professional experience and background of our directors and executive officers:

Bruce Bendell. Mr. Bendell has served as our Chairman of the Board since our formation in November 1995 and as our President and Chief Operating Officer since September 2001. Mr. Bendell served as our Chief Executive Officer from May 1998 until February 2000, as our President from May 14, 1998 to December 1998, and as our Chief Executive Officer since July 2000. Mr. Bendell has also served as the Chief Executive Officer and Chairman of our former subsidiary IG2, Inc. since its inception to March 2000 and as the President and a Director of Major Auto and its affiliates since December 1985. Mr. Bendell also serves on the board of E-Star Holdings, Inc., a publicly held company.

David Edelstein. Mr. Edelstein has served as our Director since May 1998. Mr. Edelstein has been in the real estate development business since 1979. Currently he is the Managing Member of Sutton East Associates LLC, a real estate development limited liability company and is involved in several sizable real estate projects in New York and Florida.

Richard L. Feinstein. Mr. Feinstein has served as our Senior Vice President-Finance and Chief Financial Officer since December 1997. From 1994 to December 1997, Mr. Feinstein maintained his own financial and management consulting practice. From 1989 to 1994, Mr. Feinstein served as Managing Director and Chief Financial Officer of Employee Benefit Services, Inc. From 1978 to 1989, Mr. Feinstein was a partner in KPMG Peat Marwick and a predecessor firm.

Steven Nawi. Mr. Nawi has served as our Director since December 2001. Mr. Nawi has served as the President of Nawi Leasing, Inc., a leasing company, since 1978. Mr. Nawi also serves as the President of Fort Lee Road Company, Inc., a real estate holding company, since 1986, as President of Major Automotive, Inc., a unrelated daily car-rental operations company, since January 2000, and as President of N.A.W.I. Enterprises, a financial lending company, since January 2000.

Jeffrey Weiner. Mr. Weiner has served as our Director since May 1998. Mr. Weiner is a certified public accountant and has been with the accounting firm of Marcum & Kliegman LLP, where he is currently Managing Partner, since 1981.

The following person, although not an executive officers or director, is regarded by management as a key employee:

Harold Bendell. Mr. Bendell, age 53, has served as a senior executive of Major Dealer Group since December 1985. He, together with his brother, Bruce Bendell, is responsible for the day-to-day operations of the Major Dealer Group.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during 2001, Steven Nawi is the only reporting person to have made late filings under
Section 16(a). Mr. Nawi filed a Form 3 on December 26, 2001 to report his election as our director and his initial beneficial ownership of our common stock. This disclosure was required to be reported on a Form 3 within ten (10) days of his election as a director (i.e., by December 23, 2001).

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information for each of our fiscal years ended December 31, 2001, 2000 and 1999 concerning compensation of (i) all individuals serving as our Chief Executive Officer during the fiscal year ended December 31, 2001 and (ii) each other of our executive officers whose total annual salary and bonus equaled or exceeded $100,000 in the fiscal year ended December 31, 2001 (collectively, the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE

                                                                                                    LONG-TERM
                                                                   ANNUAL COMPENSATION             COMPENSATION
                                                            ----------------------------------     ------------
                                                                                                    SECURITIES
                                                                                                    UNDERLYING
NAME AND PRINCIPAL POSITION                        YEAR      SALARY        BONUS        OTHER      OPTIONS (#)
---------------------------                        ----     --------    ----------     -------     ------------
Bruce Bendell (1).............................     2001     $369,837    $  756,665           0              0
Chairman of the Board and Chief
Executive Officer                                  2000     $236,426             0           0        400,000

                                                   1999     $278,000    $1,800,000           0              0


James Wallick (2).............................     2001     $ 83,333    $   41,667      19,449
President and Chief Operating Officer
                                                   2000     $200,000    $  492,251      19,100        200,000

                                                   1999     $ 50,000             0           0              0


Richard L. Feinstein (3)......................     2001     $171,890    $   25,000     $ 6,324
Senior Vice President, Finance and
Chief Financial Officer                            2000     $165,654             0     $ 6,324         15,000

                                                   1999     $170,715    $   70,000     $ 6,324        112,500

(1) In December 1999, we incurred a liability for a one-time charge of $1.8 million to Mr. Bendell for reimbursement of certain expenses and a bonus. In May 2001, the Compensation Committee of our Board of Directors approved an adjustment to Mr. Bendell's compensation package that included an increase in his base salary to $500,000 per year for the period July 1, 2001 to June 30. 2004 and, effective April 1, 2001 a bonus equal to 10% of the net income attributable to our automotive operations after all expenses, including bonus amounts paid to other employees. The amounts shown for the year 2001 reflect those terms.

(2) The amount reported for 1999 represents amounts paid Mr. Wallick in that year from the date of his employment. For 2000, the amount reported under Bonus represents an aggregate cash bonus of $250,000, plus the issuance of 22,500 shares of our common stock valued at $242,251 at the date of issuance. The amount reported under Other Annual Compensation represents an automobile and related insurance allowance of $2,161 per month. For 2001, the amounts shown represent Mr. Wallick's salary compensation and guaranteed bonus that were paid through June 30, 2001, the date of his termination as an employee. The amount reported under Other Annual Compensation represents an automobile and related insurance allowance aggregating $2,161 per month paid through September 2001. Mr. Wallick resigned from the Board of Directors on March 25, 2002.

(3) The amount reported under Bonus reflects the value of shares issued to Mr. Feinstein in January 1999 and a cash bonus in 2001.

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth certain information regarding stock options granted to the Named Executive Officers during 2001. We have never granted any stock appreciation rights.

                                                                    POTENTIAL
                 INDIVIDUAL GRANTS (1)                             REALIZABLE
                             PERCENT OF                             VALUE AT
                NUMBER OF      TOTAL                             ASSUMED ANNUAL
                SECURITIES    OPTIONS                            RATES OF STOCK
                UNDERLYING   GRANTED TO    EXERCISE              OPTION TERM (3)
                 OPTIONS    EMPLOYEES IN  PRICE PER  EXPIRATION  ---------------
NAME             GRANTED      2000 (2)    SHARE ($)   DATE (5)     5%       10%
----            ----------  ------------  ---------  ----------  ------   ------
James Wallick    4,500 (4)       N/A        $.75     12/13/2011  $5,498   $8,754

(1) Each option represents the right to purchase one share of common stock. The options shown in this table were all granted under our 2001 Outside Director Stock Option Plan (the "2001 Plan").

(2) In the year ended December 31, 2001, we granted options only to non-employee members of our Board of Directors to purchase an aggregate of 22,500 shares of our common stock. Inasmuch as Mr. Wallick was no longer an employee at the time such options were granted, his grant was based on his service as an Outside Director.

(3) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the full option term of ten years. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent our estimate or projection of future common stock price growth. These amounts represent certain assumed rates of appreciation in the value of our common stock from the fair market value on the date of grant. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock and overall stock market conditions. The amounts reflected in the table may not necessarily be achieved.

(4)      The options vested immediately upon their grant.

(5) The 2001 Plan provides that if an optionee's status as an Outside Director terminates, the optionee may exercise the option only within three months following the date of termination, which, in the case of Mr. Wallick, was March 25, 2002.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

No options were exercised by any of the Named Executive Officers during the fiscal year ended December 31, 2001. There were no unexercised "in-the-money" options held by any Named Executive Officers as of December 31, 2001.

COMPENSATION OF DIRECTORS

Non-employee Directors each received 900 shares of our Common Stock and options to purchase 5,400 shares of Common Stock in 2001 under our various stock plans. We reimburse directors for their expenses of attending meetings of the Board of Directors.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

As of November 7, 1995, our date of incorporation, we entered into a Consulting Agreement with Bruce Bendell, our Chairman, pursuant to which he serves as a business, management and financial consultant to us. Mr. Bendell received an annual consulting fee as determined by our Board of Directors from time to time, but not less than $150,000. From the expiration of the agreement until June 30, 2001, Mr. Bendell had been serving at will. On May 15, 2001, the Compensation Committee of the Board of Directors of the Company approved an increase in the annual base salary of Bruce Bendell to $500,000 for the period July 1, 2001 to June 30, 2004. Additional approval was given to a bonus plan under which Mr. Bendell receives a quarterly bonus equal to 10% of the net income of the Company's automotive operations after all expenses, including any other bonuses paid or accrued. This bonus plan was approved retroactively to April 1, 2001. Accordingly, the Company has recorded additional compensation expense of $756,665 for this bonus. In the event that Mr. Bendell's employment is terminated prior to June 30, 2004, he will continue to receive his base salary and a guaranteed annual bonus of $250,000 per year until that date.

On October 19, 1999, we entered into a memorandum of understanding with James Wallick, our former President and Chief Operating Officer, pursuant to which he was to serve as our Executive Vice-President for a term of three years, at an annual base salary of $200,000. The annual salary was subject to a $100,000 incentive pursuant to commissions to be mutually agreed upon. Mr. Wallick was also granted a signing bonus consisting of 4,500 shares of our common stock. In addition, Mr. Wallick was entitled to various fringe benefits and was entitled to participate in any incentive, stock option, deferred compensation or pension plans established by our Board of Directors. Effective June 30, 2001, Mr. Wallick was terminated from his executive positions but remained on Board of Directors. On September 25, 2001, Mr. Wallick filed suit against us in the United States District Court of New Jersey entitled James R. Wallick v. Bruce Bendell, individually and in his capacity as an Officer, Director and Majority Shareholder of the defendant Corporations, Fidelity Holdings, Inc., The The Major Automotive Companies, Inc. Major Chevrolet, Major Motors of Hempstead, Inc., d/b/a/ Mazda of Hempstead, Compass Dodge, Compass Lincoln-

Mercury, ABC Companies I-V, fictitious name, actual names unknown, and John Does, I-X, fictitious names, actual names unknown, individually and in their official capacity (collectively, the Defendants"). In this action, Mr. Wallick has alleged that the Defendants breached an oral, written and implied-in-fact employment agreement with Mr. Wallick, acted in bad faith in connection with the employment agreement, intentionally and negligently misrepresented promises relating to Mr. Wallick's employment and intentionally and tortiously interfered with the contractual and employment relationship of Mr. Wallick. Mr. Wallick is seeking, among other things, compensatory and punitive damages for the alleged violations. The parties recently entered mediation concerning this action. Moreover, On March 25, 2002, Mr. Wallick resigned from our Board of Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of our Board of Directors consists of Messrs. Edelstein and Weiner, neither of whom has been an officer or employee at any time since our inception. None of our executive officers serve as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee. Prior to the formation of the Compensation Committee, the Board of Directors as a whole made decisions relating to the compensation of our executive officers.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

The Compensation Committee of the Board of Directors is responsible for establishing, monitoring, and implementing the policies of governing the compensation of the Company's executives. The Compensation Committee believes that the compensation programs for our executive officers should reflect our performance and the value created for our stockholders. In addition, the compensation programs should support our short-term and long-term strategic goals and values and should reward individual contribution to our success. The Compensation Committee, which is comprised entirely of independent, outside members of our Board of Directors, has furnished the following report on executive compensation.

GENERAL COMPENSATION POLICY. The Compensation Committee's policy is to provide our executive officers with compensation opportunities that are based upon their personal performance, our financial performance and their contribution to that performance and which are competitive enough to attract and retain highly skilled individuals. Each executive officer's compensation package is comprised of a base salary, bonus and long-term incentive awards. We review compensation levels of other companies in its industry to ensure that our executive compensation is appropriate in light of industry practices.

BASE SALARY. Salaries for executive officers for 2001 were generally determined by the Board of Directors on an individual basis, taking into account individual experience and performance and our specific needs. For 2002, the Compensation Committee will review the base salaries of the executive officers by evaluating each executive's scope of responsibility, performance, prior experience and salary history, as well as the salaries for similar positions at comparable companies.

BONUS. We award bonuses as a reward for performance based principally on our overall financial results and or achievements of specified business objectives. We believe that bonuses properly motivate the executive officers to perform to the greatest extent of their abilities to generate the highest attainable profits for us. In 2001, bonuses of $756,665, $41,667 and $25,000 were paid to Bruce Bendell, James Wallick and Richard Feinstein, respectively.

LONG TERM INCENTIVE AWARDS. The Compensation Committee believes that equity-based compensation in the form of stock options links the interests of executives with the long-term interests of our stockholders and encourages executives to remain in our employ. We grant stock options in accordance with our various stock option plans. Grants are awarded based on a number of factors, including the individual's level of responsibility, the amount and term of options already held by the individual, the individual's contributions to the achievement of our financial and strategic objectives, and industry practices and norms.

COMPENSATION OF CHIEF EXECUTIVE OFFICER. Mr. Bendell, Chairman of the Board of Directors and our President, Chief Executive Officer for 2001, was paid a base salary of $369,837 for the year ended December 31, 2001. On May 15, 2001, the Compensation Committee approved an increase in the annual base salary of Mr. Bendell to $500,000 for the period July 1, 2001 to June 30, 2004. See "Employment Contracts, Termination of Employment and Change-In-Control Arrangements."

COMPLIANCE WITH INTERNAL REVENUE CODE SECTION 162(m). Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to publicly held companies for compensation exceeding $1 million paid to certain of the Company's executive officers. The limitation applies only to compensation that is not considered to be performance-based. The non-performance based compensation paid to our executive officers in 1999 did not exceed the $1 million limit per officer and the Compensation Committee does not anticipate that the non-performance based compensation to be paid to our executive officers in 2000, if any, will exceed that limit. Our Stock Option Plans are structured so that any compensation deemed paid to an executive officer in connection with the exercise of option grants made under that plan will qualify as performance-based compensation which will not be subject to the $1 million limitation. The Compensation Committee currently intends to limit the dollar amount of all other compensation payable to our executive officers to no more than $1 million. The Compensation Committee is aware of the limitations imposed by Section 162(m), and the exemptions available therefrom, and will address the issue of deductibility when and if circumstances warrant.

SUBMITTED BY THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS.

STOCK PRICE PERFORMANCE GRAPH

Our Common Stock commenced trading on the Nasdaq Small Cap Market on October 7, 1998 and on the Nasdaq National Market under the symbol "FDHG" on August 3, 1999. Our symbol was changed to "MAJR" on May 2, 2001.

The stock price performance graph below compares the cumulative total stockholder return on our Common Stock with the Total Return Index for Nasdaq Stock Market U.S. Companies and the Nasdaq Non-Financial Index for the period commencing on May 2, 1996 and ending December 31, 2000. The graph assumes that $100.00 was invested in the Common Stock and in each index on May 2, 1996. The total return for the Common Stock and the indices used assumes the reinvestment of dividends, even though dividends have not been declared on the Common Stock. The information contained in the graph does not reflect present performance of our stock.

The information contained in the performance graph shall not be deemed "soliciting material" or to be "filed" with the Securities and Exchange Commission nor shall such information be deemed incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
                  AMONG THE MAJOR AUTOMOTIVE COMPANIES, INC.,
                      THE NASDAQ STOCK MARKET (U.S.) INDEX
                       AND THE NASDAQ NON-FINANCIAL INDEX

                                  [LINE GRAPH]

* $100 Invested on 12/31/96 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

                                             Cumulative Total Return
                                  ----------------------------------------------
                                   12/96   12/97   12/98   12/99   12/00   12/01
                                  ------  ------  ------  ------  ------  ------
THE MAJOR AUTOMOTIVE
   COMPANIES, INC.                100.00  100.00   94.44  631.27   23.45    8.00
NASDAQ STOCK MARKET (U.S.)        100.00  122.48  172.68  320.89  193.01  153.15
NASDAQ NON-FINANCIAL              100.00  117.06  171.83  336.88  196.36  150.08

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables sets forth information with respect to the beneficial ownership of each class of our securities as of April 11, 2002, respectively, by
(i) each of our directors, (ii) each of our executive officers, (iii) all of our directors and executive officers as a group and (iv) each person known to us to own more than 5% of any class of our securities:

NAME AND ADDRESS OF BENEFICIAL OWNER                        NUMBER OF SHARES        PERCENT OF
                                                                                     CLASS (1)
Executive Officers and Directors:
Bruce Bendell.....................................           4,121,727 (2)            43.7%
David Edelstein...................................              33,080 (3)(4)           *
Richard L. Feinstein..............................              46,100 (5)              *
Steven Nawi.......................................               5,300 (6)              *
Jeffrey Weiner....................................              96,590 (7)             1.0%
All directors and executive officers as a group...           4,302,797(8)(9)          45.0%

Other 5% Stockholders:
Doron Cohen.......................................             511,892 (10)            5.5%
47 Parker Boulevard
Monsey, New York 10952

* Represents less than 1% of the outstanding shares of Common Stock.

(1)      Based on 9,330,371 shares of Common Stock outstanding on April 11,
         2002.

(2) Includes: (i) 5 shares of Common Stock owned by Mr. Bendell's wife and the following shares of Common Stock which Mr. Bendell has the right to acquire within 60 days: 22,500 shares of Common Stock which Mr. Bendell has the right to acquire upon the exercise of warrants; and (ii) options for 80,000 shares of Common Stock which are immediately exercisable.

(3) Includes options for 30,200 shares of Common Stock which are immediately exercisable.

(4) Includes 1,980 shares of Common Stock owned by Mr. Edelstein's children.

(5) Includes options for 25,000 shares of Common Stock which are immediately exercisable.

(6) Includes options for 4,500 shares of Common Stock which are immediately exercisable.

(7) Includes options for 80,200 shares of common stock which are immediately exercisable and 900 shares of common stock owned by Mr. Weiner's wife.

(8) Includes (i) 4,885 shares of common stock owned by immediate family members of directors and executive officers as a group, (ii) 22,500 shares of common stock that the directors and executive officers as a group have the right to acquire within 60 days and (iii) options for 220,400 shares of common stock which are immediately exercisable.

(9) The address for each executive officer and director is c/o The Major Automotive Companies, Inc., 43-40 Northern Boulevard, Long Island City, NY 11101.

(10) Based solely on a Schedule 13G/A filed on February 1, 2001. Pursuant to a Separation and Release Agreement dated August 8, 2000, the shares will be voted in accordance with the recommendation of the majority of the non-employee directors of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have retained the accounting firm of Marcum & Kliegman LLP to provide certain accounting and tax services for us and our subsidiary Major Fleet. In 2001, we paid Marcum & Kliegman LLP $170,277 for its services. Mr. Weiner, one of our directors, is Managing Partner of Marcum & Kliegman LLP.

Our Chairman, Bruce Bendell, and his brother, Harold Bendell, have interests in several non-affiliated auto dealerships, including Five Towns Nissan, Bronx Automotive Group, HB Automotive, and Major of Pennsylvania for which we purchase cars and provide other services, and from which we buy vehicles. We charge a fee to offset any expenses incurred in providing our services. The volume of such transactions is immaterial to our operations; however, at December 31, 2001, these affiliated dealerships were indebted to us in an aggregate amount of approximately $2,874,240.

During the year 2001, we received $2.4 million from Nawi Leasing, Inc., primarily for the purchase of used vehicles from us. Steven Nawi, a member of our board of directors, is President of Nawi Leasing, Inc.

ITEM. 14. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

EXHIBIT NUMBER             DESCRIPTION                                      PAGE
3.1*                       Articles of Incorporation of Fidelity
                           Holdings, Inc., ("Company") incorporated by
                           reference to Exhibit 3.1 of Company's
                           Registration Statement on Form 10-SB, as
                           amended, filed with the Securities and
                           Exchange Commission on March 7, 1997.             N/A



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



3.10**************          Certificate of Amendment to Articles of
                           Incorporation of the Company filed on
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



4.5**                      Form of Certificate of Designation for the
                           Company's 1997A-Major Automotive Group
                           Series of Preferred Stock.                        N/A



4.6**                      Form of Certificate of Designation for the
                           Company's 1997 Major Series of Convertible
                           Preferred Stock.                                  N/A



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



10.66********              Securities Purchase Agreement dated as of
                           December 8, 1999, by and among Fidelity
                           Holdings, Inc. and Strong River Investments,
                           Inc., Montrose Investments Ltd. and Augusta
                           Street LLC.                                       N/A



10.67*********             Registration Rights Agreement dated as of
                           December 8, 1999, by and among Fidelity
                           Holdings, Inc. and Strong River Investments,
                           Inc., Montrose Investments Ltd. and Augusta
                           Street LLC.                                       N/A



10.68*********             Securities Purchase Agreement dated as of
                           February 8, 2000, by and among Fidelity
                           Holdings, Inc. and Strong River Investments,
                           Inc., Montrose Investments Ltd. and Augusta
                           Street LLC.                                       N/A



10.69*********             Registration Rights Agreement dated as of
                           February 8, 2000, by and among Fidelity
                           Holdings, Inc. and Strong River Investments,
                           Inc., Montrose Investments Ltd. and Augusta
                           Street LLC.                                       N/A



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



10.79************          Redemption Agreement dated as of September
                           8, 2000, entered into between Fidelity
                           Holdings, Inc. and Augusta Street LLC.            N/A



10.80*************         Senior Secured Promissory Note due December
                           11, 2002 dated December 11, 2000.                 N/A



10.81*************         Security and Pledge Agreement dated
                           December 11, 2000 between Fidelity Holdings,
                           Inc. and M&K Equities, Ltd.                       N/A



10.82**************        Asset Purchase Agreement Asset dated as of
                           February 12, 2001 between Internet
                           Creations, Inc. (d/b/a Internet Connections)
                           and Access Technology, Inc.                         -



10.83**************        Stock Purchase Agreement dated of March
                           27, 2001 by and among Global Communications
                           of NY, Inc., Fidelity Holdings, Inc. and
                           IG2, Inc.                                           -



10.84**************        Senior Secured Promissory Note due March
                           27, 2006 dated March 27, 2001.                      -



10.85**************        Separation and Release Agreement dated
                           March 27, 2001 entered into by and between
                           Fidelity Holdings, Inc. and Kimberly
                           Peacock.                                            -



10.86**************        Letter dated November 21, 2000 regarding
                           Promissory Notes in favor of Strong River
                           Investments, Inc. and Montrose Investments
                           Ltd.                                                -



10.87***************       Stock Purchase Agreement by and among Global
                           Communications of NY, Inc., the Major
                           Automotive Companies, Inc. and ICS Globe,
                           Inc. dated July 31, 2001.                           -



10.88***************       Senior Secured Promissory Note due December
                           31, 2003 dated July 31, 2001.



10.89****************      2001 Outside Director Stock Plan                    -



10.90                      Wholesale Security Agreement dated March 12,
                           2002 between General Motors Acceptance
                           Corporation and Major Chevrolet, Inc.

10.91                      Letter from HSBC Bank, USA dated March 20,
                           2002 regarding floor plan lines.

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



**************             Previously filed with the Commission as
                           Exhibits to, and incorporated herein by
                           reference from, the Company's current report
                           on Form 10-K, dated April 17, 2001 (File No.
                           0-29182).



***************            Previously filed with the Commission as
                           Exhibits to, and incorporated herein by
                           reference from, the Company's current report
                           on Form 10-Q, dated August 20, 2001 (File
                           No. 0-29182).



****************           Previously filed with the Commission as an
                           Exhibit to, and incorporated herein by
                           reference from, the Company's definitive
                           proxy statement on Schedule 14A, dated
                           October 24, 2001 (File No. 0-29182).



[RF TO PROVIDE EXHIBITS FROM FLOOR FINANCING]

(b)     Reports on Form 8-K

On May 4, 2001, we filed a Report on Form 8-K reporting, effective May 1, 2001, the changed of our name to The The Major Automotive Companies, Inc. and our trading symbol on the Nasdaq National Stock Market from FDHG to MAJR. Additionally, we reported, effective May 2, 2001, a one (1) for five (5) reverse stock split of our common stock, $.01 par value per share.

On June 8, 2001, we filed a Report on Form 8-K reporting an issuance to Bruce Bendell of shares of our Common stock, pursuant to his election to convert 400,000 of his 500,000 shares of our 1997-Major Series of Convertible Preferred Stock.

On August 14, 2001, we filed a Report on Form 8-K reporting the issuance of a press release announcing that Bruce Bendell entered into a definitive agreement with Marshall Cogan pursuant to which Mr. Cogan agreed to acquire approximately two-thirds of Mr. Bendell's equity position in the Company.

On September 28, 2001, we filed a Report on Form 8-K reporting the issuance of a press release announcing that James Wallick would no longer serve as our President and Chief Operating Officer and the filing by Mr. Wallick of a lawsuit against us in the United States District Court of New Jersey.

On October 24, 2001, we filed a Report on Form 8-K reporting the issuance of a press release announcing the termination by Mr. Cogan of the proposed acquisition of approximately two-thirds of Bruce Bendell's equity position in the Company. We also reported the issuance of a press release announcing that our primary floor plan credit source for the financing of our vehicle inventory, re-evaluated its credit and lending relationship with us and required that we seek a replacement lending institution.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        The The Major Automotive Companies, Inc.

Dated: April 16, 2002                   /s/ Bruce Bendell
                                        ---------------------------------------
                                        Bruce Bendell,
                                        President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

       SIGNATURE                            TITLE                     DATE
/s/ Bruce Bendell             President, Chief Executive         April 16, 2002
------------------------       Officer and Director
Bruce Bendell


/s/ Richard L. Feinstein      Senior VP, Finance and             April 16, 2002
------------------------       Chief Financial Officer
Richard L. Feinstein


/s/ David Edelstein           Director                           April 16, 2002
------------------------
David Edelstein


/s/Steven Nawi                Director                           April 16, 2002
------------------------
Steven Nawi


/s/ Jeffrey Weiner            Director                           April 16, 2002
------------------------
Jeffrey Weiner

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.





                                               CONSOLIDATED FINANCIAL STATEMENTS
                                    YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.





--------------------------------------------------------------------------------
                                               CONSOLIDATED FINANCIAL STATEMENTS
                                    YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                                                                                    CONTENTS

------------------------------------------------------------------------------------------------------------
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                                       F-3

CONSOLIDATED FINANCIAL STATEMENTS:

    Balance sheets as of December 31, 2001 and 2000                                                      F-4
    Statements of operations for the years ended December 31, 2001, 2000 and 1999                        F-5
    Statements of stockholders' equity for the years ended December 31, 2001, 2000 and 1999        F-6 - F-7
    Statements of cash flows for the years ended December 31, 2001, 2000 and 1999                 F-8 - F-10
    Notes to consolidated financial statements                                                   F-11 - F-57

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
The Major Automotive Companies, Inc.
Long Island City, New York

We have audited the consolidated balance sheets of The Major Automotive Companies, Inc. (formerly Fidelity Holdings, Inc.) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Major Automotive Companies, Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


April 12, 2002

BDO Seidman, LLP
New York, New York

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.


                          CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

December 31,                                                                      2001                 2000
-----------------------------------------------------------------------------------------------------------
ASSETS
CURRENT:
    Cash and cash equivalents                                             $  4,294,826         $  2,786,312
    Net investment in direct financing leases, current                         135,122              289,010
    Accounts receivable, net of allowance for doubtful accounts of
       $700,000 and $200,000                                                15,744,096            8,078,111
    Inventories                                                             32,673,901           47,465,261
    Other current assets                                                     1,962,671            1,964,954
    Net assets held for sale                                                        --            1,000,000
-----------------------------------------------------------------------------------------------------------
       TOTAL CURRENT ASSETS                                                 54,810,616           61,583,648
NET INVESTMENT IN DIRECT FINANCING LEASES, NET OF CURRENT PORTION              191,053              205,992
PROPERTY AND EQUIPMENT, NET                                                  8,901,218            8,754,983
DEFERRED INCOME TAXES                                                        1,576,000              645,000
GOODWILL                                                                    13,589,000           13,909,058
DUE FROM OFFICER                                                             1,113,979              347,765
NOTES RECEIVABLE                                                               700,000                   --
OTHER ASSETS                                                                   966,081            1,334,951
-----------------------------------------------------------------------------------------------------------
                                                                          $ 81,847,947         $ 86,781,397
===========================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable - floor plan                                            $ 33,963,903         $ 45,214,444
    Notes payable - other                                                           --            1,250,001
    Line of credit                                                             500,000              500,000
    Accounts payable                                                         9,318,409            4,940,132
    Accrued expenses                                                         5,469,192            4,222,609
    Current maturities of long-term debt                                       912,221              866,120
    Customer deposits                                                          724,671              701,963
    Other current liabilities                                                   32,470                   --
-----------------------------------------------------------------------------------------------------------
          TOTAL CURRENT LIABILITIES                                         50,920,866           57,695,269
LONG-TERM DEBT, LESS CURRENT MATURITIES                                      9,853,587           10,411,443
OBLIGATIONS UNDER CAPITAL LEASES                                             3,111,643            3,011,821
OTHER                                                                           13,530               62,894
-----------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES                                                 63,899,626           71,181,427
-----------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value - 2,000,000 shares authorized;
       100,000 and 500,000 shares issued and outstanding                         1,000                5,000
    Common stock, $.01 par value - 50,000,000 shares authorized;
       7,994,338 and 5,217,140 and shares issued and outstanding in
       2001 and 2000, respectively                                              79,943               52,173
    Unearned stock-based compensation                                         (115,946)            (284,391)
    Additional paid-in capital                                              39,964,363           39,418,957
    Treasury stock, at cost                                                 (1,963,764)            (894,970)
    Deficit                                                                (20,017,275)         (22,696,799)
-----------------------------------------------------------------------------------------------------------
          TOTAL STOCKHOLDERS' EQUITY                                        17,948,321           15,599,970
-----------------------------------------------------------------------------------------------------------
                                                                          $ 81,847,947         $ 86,781,397
===========================================================================================================

          See accompanying notes to consolidated financial statements.

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------

Year ended December 31,                                                               2001                2000                1999
----------------------------------------------------------------------------------------------------------------------------------
REVENUES:
    Sales                                                                    $ 375,114,505       $ 322,142,231       $ 209,531,993
    Cost of sales                                                              313,209,234         272,246,635         176,121,370
----------------------------------------------------------------------------------------------------------------------------------
          GROSS PROFIT                                                          61,905,271          49,895,596          33,410,623
OPERATING EXPENSES                                                              56,516,246          44,348,909          29,957,748
INTEREST EXPENSE, NET OF INTEREST INCOME                                         2,504,608           2,660,638           1,746,920
----------------------------------------------------------------------------------------------------------------------------------
          INCOME BEFORE LITIGATION COSTS, INCOME TAX EXPENSE
            AND LOSS FROM DISCONTINUED OPERATIONS                                2,884,417           2,886,049           1,705,955
LITIGATION COSTS                                                                 1,085,893             199,802                  --
----------------------------------------------------------------------------------------------------------------------------------
          INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND INCOME
            (LOSS) FROM DISCONTINUED OPERATIONS                                  1,798,524           2,686,247           1,705,955
----------------------------------------------------------------------------------------------------------------------------------
INCOME TAX EXPENSE (BENEFIT)                                                      (291,000)          1,384,000             890,000
----------------------------------------------------------------------------------------------------------------------------------
                INCOME FROM CONTINUING OPERATIONS                                2,089,524           1,302,247             815,955
INCOME (LOSS) FROM DISCONTINUED OPERATIONS (NET OF INCOME TAX BENEFIT)             590,000         (22,427,322)         (4,006,103)
----------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                            $   2,679,524       $ (21,125,075)      $  (3,190,148)
==================================================================================================================================
Income per common share - continuing operations:
       Basic                                                                 $        0.32       $        0.26       $        0.19
       Diluted                                                               $        0.24       $        0.19       $        0.19
==================================================================================================================================
Income (loss) per common share - discontinued operations:
       Basic                                                                 $        0.09       $       (4.40)      $       (0.95)
       Diluted                                                               $        0.07       $       (4.40)      $       (0.95)
==================================================================================================================================
Net income (loss) per common share:
    Basic                                                                    $        0.41       $       (4.14)      $       (0.76)
    Diluted                                                                  $        0.31       $       (4.14)      $       (0.76)
==================================================================================================================================
Average number of shares used in computation:
       Basic                                                                     6,558,356           5,101,829           4,210,837
       Diluted                                                                   8,662,976           6,791,104           4,210,837
==================================================================================================================================

          See accompanying notes to consolidated financial statements.

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------

Years ended December 31, 2001, 2000 and 1999
-------------------------------------------------------------------------------------------------------------------------
                                                        Preferred stock           Common stock          Treasury stock
                                                     ---------------------    --------------------    -------------------
                                                      Shares       Amount      Shares      Amount      Shares     Amount
-------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                           1,150,000    $ 11,500    8,036,514   $ 80,365         --          --
Net loss                                                    --          --           --         --         --          --
Currency translation adjustment                             --          --           --         --         --          --
Issuance of common stock for:
    Services and business combinations                      --          --      247,587      2,476         --          --
    Stock compensation, net of deferred amounts             --          --      180,486      1,805         --          --
Issuance of common stock in connection with
    private placements                                      --          --      533,066      5,331         --          --
Conversion of preferred stock                         (650,000)     (6,500)   2,185,222     21,852         --          --
Conversion of 10% and 12% debentures                        --          --      514,972      5,150         --          --
Purchase of treasury stock                                  --          --           --         --     20,980    (263,580)
Original issue discount of 12% debentures (stock
    and warrants)                                           --          --           --         --         --          --
Three-for-two stock split effected in the form of
    a 150% dividend                                         --          --    4,321,949     43,219         --          --
-------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999 (CARRIED FORWARD)           500,000    $  5,000   16,019,796   $160,198     20,980   $(263,580)
=========================================================================================================================

                                                                                      Cumulative
                                                                                       currency      Unearned          Total
                                                         Additional                   translation   stock-based    stockholders'
                                                       paid-in capital    Deficit     adjustment    compensation       equity
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                              $ 14,799,800    $ 1,618,424)   $(4,977)     $         --   $ 16,505,112
Net loss                                                          --     (3,190,148)        --                --     (3,190,148)
Currency translation adjustment                                   --             --     (1,227)               --         (1,227)
Issuance of common stock for:
    Services and business combinations                     4,282,539             --         --                --      4,285,015
    Stock compensation, net of deferred amounts              673,228             --         --                --        675,033
Issuance of common stock in connection with
    private placements                                     8,873,837             --         --                --      8,879,168
Conversion of preferred stock                                (15,352)            --         --                --             --
Conversion of 10% and 12% debentures                       1,045,572             --         --                --      1,050,722
Purchase of treasury stock                                        --             --         --                --       (263,580)
Original issue discount of 12% debentures (stock
    and warrants)                                            977,500             --         --                --        977,500
Three-for-two stock split effected in the form of
    a 150% dividend                                          (43,219)            --         --                --             --
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999 (CARRIED FORWARD)            $ 30,593,905    $(1,571,724)    (6,204)               --   $ 28,917,595
===============================================================================================================================

          See accompanying notes to consolidated financial statements.

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------

Years ended December 31, 2001, 2000 and 1999
------------------------------------------------------------------------------------------------------------------
                                                     Preferred stock       Common stock          Treasury stock
                                                    ----------------   ---------------------   -------------------
                                                     Shares   Amount     Shares      Amount     Shares    Amount
------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                          500,000   $5,000   16,019,796   $160,198    20,980   $(263,580)
Net loss                                                 --       --           --         --        --          --
Currency translation adjustment                          --       --           --         --        --          --
Issuance of common stock for:
    Services                                             --       --       21,770        218        --          --
    Business combinations                                --       --      678,102      6,781        --          --
    Exercise of warrants                                 --       --      574,648      5,747        --          --
    Stock compensation, net of deferred amounts          --       --       71,230        712        --          --
Issuance of common stock in connection with
    private placements                                   --       --      316,667      3,167        --          --
Redemption of warrants in connection with private
    placements                                           --       --      393,587      3,936        --          --
Purchase of treasury stock                               --       --           --         --   130,947    (631,390)
Original issue discount                                  --       --           --         --        --          --
Three-for-two stock split effected in the form of
    a 150% dividend                                      --       --    8,009,898     80,100    10,490          --
------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000 (CARRIED FORWARD)        500,000   $5,000   26,085,698   $260,859   162,417   $(894,970)
==================================================================================================================

                                                                                        Cumulative
                                                                                         currency      Unearned          Total
                                                        Additional                      translation   stock-based    stockholders'
                                                      paid-in capital      Deficit      adjustment    compensation       equity
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                             $ 30,593,905     $ (1,571,724)    $(6,204)     $      --      $ 28,917,595
Net loss                                                         --      (21,125,075)         --             --       (21,125,075)
Currency translation adjustment                                  --               --       6,204             --             6,204
Issuance of common stock for:
    Services                                                209,276               --          --             --           209,494
    Business combinations                                 8,106,466               --          --             --         8,113,247
    Exercise of warrants                                    739,342               --          --             --           745,089
    Stock compensation, net of deferred amounts             854,566               --          --       (284,391)          570,887
Issuance of common stock in connection with
    private placements                                    4,691,832               --          --             --         4,694,999
Redemption of warrants in connection with private
    placements                                           (6,000,016)              --          --             --        (5,996,080)
Purchase of treasury stock                                       --               --          --             --          (631,390)
Original issue discount                                      95,000               --          --             --            95,000
Three-for-two stock split effected in the form of
    a 150% dividend                                         (80,100)              --          --             --                --
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000 (CARRIED FORWARD)           $ 39,210,271     $(22,696,799)         --      $(284,391)     $ 15,599,970
=================================================================================================================================

          See accompanying notes to consolidated financial statements.

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------

Years ended December 31, 2001, 2000 and 1999
------------------------------------------------------------------------------------------------------------------------------
                                                       Preferred stock           Common stock               Treasury stock
                                                     ------------------     -----------------------     ----------------------
                                                      Shares    Amount        Shares       Amount       Shares        Amount
------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000 (BROUGHT FORWARD)         500,000    $ 5,000     26,085,698    $ 260,859     162,417    $  (894,970)
Net income                                                --         --             --           --          --             --
One-for-five reverse split                                --         --    (20,868,558)    (208,686)   (129,934)            --
Issuance of common stock for:
    Services                                              --         --         98,800          989          --             --
    Business combinations                                 --         --        427,120        4,271          --             --
    Litigation                                            --         --        472,600        4,723          --             --
    Stock compensation, net of deferred amounts           --         --            900            9          --             --
Redemption of warrants in connection with private
    placements                                            --         --             --           --          --             --
Purchase of treasury stock                                --         --             --           --     194,708     (1,068,794)
Conversion from preferred                           (400,000)    (4,000)     1,777,778       17,778          --             --
Stock options granted                                     --         --             --           --          --             --
Amortization of deferred income                           --         --             --           --          --             --
------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001                           100,000    $ 1,000      7,994,338    $  79,943     227,191    $(1,963,764)
==============================================================================================================================

                                                                                       Cumulative
                                                                                        currency      Unearned           Total
                                                        Additional                     translation   stock-based     stockholders'
                                                      paid-in capital      Deficit     adjustment    compensation       equity
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000 (BROUGHT FORWARD)           $ 39,210,271    $(22,696,799)       $-         $(284,391)     $ 15,599,970
Net income                                                       --       2,679,524         -                --         2,679,524
One-for-five reverse split                                  208,686              --         -                --                --
Issuance of common stock for:
    Services                                                200,516              --         -                --           201,505
    Business combinations                                    (4,271)             --         -                --                --
    Litigation                                              250,932              --         -                --           255,655
    Stock compensation, net of deferred amounts               2,007              --         -                --             2,016
Redemption of warrants in connection with private
    placements                                             (150,000)             --         -                --          (150,000)
Purchase of treasury stock                                       --              --         -                --        (1,068,794)
Conversion from preferred                                   (13,778)             --         -                --                --
Stock options granted                                       260,000              --                          --           260,000
Amortization of deferred income                                  --              --         -           168,445           168,445
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001                             $ 39,964,363    $(20,017,275)       $-         $(115,946)     $ 17,948,321
=================================================================================================================================

          See accompanying notes to consolidated financial statements.

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

Year ended December 31,                                                            2001               2000              1999
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                          $  2,679,524       $(21,125,075)      $(3,190,148)
    Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
          Amortization of intangible assets                                         679,000            655,000           518,417
          Depreciation                                                              190,313            436,787           647,268
          Noncash financing costs                                                        --                 --           977,500
          Stock-based compensation                                                  430,461            570,887         2,100,770
          Discontinued operations                                                        --         19,217,915                --
          Stock issuance for services                                               201,505            209,494                --
          (Increase) decrease in assets:
             Net investment in direct financing leases                              168,867            424,526           363,913
             Accounts receivable                                                 (7,665,985)        (2,742,427)       (1,062,700)
             Inventories                                                         14,791,360        (15,348,990)       (5,901,352)
             Customer deposits                                                       22,708            (98,099)         (130,256)
             Other assets                                                          (875,723)        (3,220,549)       (1,482,487)
          Increase (decrease) in liabilities:
             Accounts payable                                                     4,783,932         (1,709,224)        4,434,377
             Accrued expenses                                                     1,216,583          2,286,126        (1,303,941)
             Floor plan notes payable                                           (11,250,541)        16,643,439         3,870,401
             Deferred revenue                                                            --                 --            38,937
             Due to affiliate                                                            --                 --        (1,066,797)
--------------------------------------------------------------------------------------------------------------------------------
                NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               5,372,004         (3,800,190)       (1,186,098)
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                                            (296,548)          (305,230)         (918,485)
    Business combinations                                                           (70,000)        (1,393,411)       (1,022,753)
--------------------------------------------------------------------------------------------------------------------------------
                   NET CASH USED IN INVESTING ACTIVITIES                           (366,548)        (1,698,641)       (1,941,238)
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from line of credit                                                         --            500,000          (450,000)
    Proceeds from long-term debt                                                  3,429,499          2,000,000                --
    Payments of long-term debt                                                   (3,841,432)          (397,371)         (628,192)
    Proceeds from issuance of common stock and exercise of warrants,
      net of expenses                                                                    --          5,440,088         9,284,168
    Redemption of adjustable warrants                                                    --         (4,746,079)               --
    Decrease in notes payable                                                    (1,250,001)                --                --
    Proceeds from convertible debentures                                                 --                 --           405,000
    Loans to officers                                                              (766,214)          (347,765)          147,451
    Purchase of treasury stock                                                   (1,068,794)          (631,390)         (263,580)
    Decrease in due from shareholders                                                    --           (157,794)          288,036
--------------------------------------------------------------------------------------------------------------------------------
                NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              (3,496,942)         1,659,689         8,776,883
--------------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATES ON CASH                                                         --                 --            (1,227)
--------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              1,508,514         (3,839,142)        5,648,320
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                      2,786,312          6,625,454           977,134
--------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                         $  4,294,826       $  2,786,312       $ 6,625,454
================================================================================================================================

          See accompanying notes to consolidated financial statements.

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

Year ended December 31,                                                       2001           2000            1999
--------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the year for:
       Interest                                                             $2,504,608    $2,660,638      $1,966,053
       Income taxes                                                             50,000            --       1,250,329
    Noncash financing activities
       Notes issued for redemption of warrants                                 150,000     1,250,000              --
       Common stock issued as stock compensation                               430,461       854,566         675,000
       Common stock issued for business combinations and services              457,160     8,322,000       4,285,000
       Debt issued in connection with business combinations                       --       1,500,000       7,500,000
       Capital lease obligations                                                  --       3,000,000              --
       Original issue discount                                                    --          95,000         977,000
====================================================================================================================

          See accompanying notes to consolidated financial statements.

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)   Nature of Business

            The Major Automotive Companies, Inc. (the "Company" or "Fidelity"), formerly known as Fidelity Holdings Inc., was incorporated under the laws of the State of Nevada on November 7, 1995. The Company is structured as a holding company that has an automotive division and had a technology division that included computer telephony, telecommunication operations and plastics and utility operations. On November 3, 2000, the Board of Directors determined to divest the Company's non-automotive division (see Note 16). As a result of treating the divestiture as discontinued operations, the Company operates in one segment.

      (b)   Principles of Consolidation

            The accompanying consolidated financial statements include the accounts of The Major Automotive Companies, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts, transactions and profits have been eliminated.

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

A reconciliation of shares used in calculating basic and diluted earnings per share is as follows:

                                                  Years Ended December 31,
                                             2001           2000           1999
                                             ----           ----           ----
Basic                                      6,558,356     5,101,829     4,210,837

Effect of assumed conversions of
  options, preferred stock and warrants    2,104,620     1,689,275          --
                                           ---------     ---------     ---------
Diluted                                    8,662,976     6,791,104     4,210,837
                                           =========     =========     =========

Options to purchase approximately 456,925 and 171,310 shares of common stock at prices ranging from $2.35 to $80.00 and $57.50 to $80.00 that were outstanding during 2001 and 2000, respectively, were not included in the computation of diluted earnings per share for each of the respective years, because the options' exercise price exceeded the fair market value of the Company's common stock. In 1999, all exercises of options and warrants and conversion of preferred would have been anti-dilutive and were, therefore, excluded from the calculation.

      (d)   Cash Equivalents

            Cash equivalents consist of highly liquid investments, principally a money market account with a maturity of three months or less at the time of purchase. Cash equivalents are stated at cost which approximates market value.

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

      (e)   Inventories

            New vehicle inventories are valued at the lower of cost or market, with cost determined on a specific identification basis. Used vehicles and vehicles held for lease inventories are valued at the lower of cost or market, with cost determined on a specific identification basis. Parts and accessories inventories are also valued at the lower of cost or market, with cost determined on the first-in, first-out method.

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

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

      (h)   Comprehensive Income (Loss)

            The Company has no comprehensive income or loss.

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

      (j)   Goodwill

            The excess of costs over fair value of net assets of businesses acquired is amortized on a straight-line basis from five to forty years. Amortization expense was $679,000, $655,000 and $518,417 for the years ended 2001, 2000 and 1999, respectively.

      (k)   Long-lived Assets

            Long-lived assets, such as ongoing client relationships, goodwill and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. In connection with the discontinued operations, in 2000 the Company took an impairment charge of approximately $13.6 million (see Note 16).

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

      (l)   Fair Value Disclosures

            The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, notes and accounts receivable, inventories, accounts payable, and notes payable-floor plan approximate fair value because of the immediate or short-term maturity of these financial instruments.

            The fair value of long-term debt, approximates book value, estimated based on current rates offered to the Company for similar debt.

      (m)   Income Taxes

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

      (n)   Stock-Based Compensation

            The Company accounts for its stock option awards to employees under the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

      (o)   Effect of Recently Issued Accounting Standards

            In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which supersedes APB Opinion No. 16, "Business Combinations." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS No.141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The provisions of SFAS No. 141 do not have any impact on the Company's consolidated financial statements as of December 31, 2001.

            In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 will apply to goodwill and intangible assets arising from transactions completed before and after the statement's effective date. SFAS No. 142 is effective for fiscal 2002. The Company's previous business combinations were accounted for using the purchase method. As of December 31, 2001, the net carrying amount of goodwill is $13,589,000. Amortization expense during the year ended December 31, 2001 was $679,000. Effective January 1, 2002, such amortization ceased, as companies were required to adopt the new rules on that date. Currently, the Company is assessing, but has not yet determined, how the adoption of SFAS No. 142 will impact its financial position and results of operations.

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

            In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. SFAS No. 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 144 may have on its financial position and results of operations. By the end of the first quarter of calendar year 2002, the Company will, as required, begin to perform an impairment analysis of intangible assets.

      (p)   Stock Split

            The Company's Board of Directors declared a reverse one-for-five common stock split during the second quarter of 2001. The reverse split resulted in a decrease of 20,868,558 shares of common stock. All references to numbers of shares and prices per share have been restated retroactively to reflect the reverse split.

      (q)   Reclassification

            Certain reclassifications were made to the prior years to conform with the current year's presentation.

2.    NOTE RECEIVABLE - OFFICER/ STOCKHOLDER

      The Company held a note from an officer/stockholder in the amount of $1,113,979 at December 31, 2001. The note is non-interest bearing and is classified as long-term.

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

3.    NET INVESTMENT IN DIRECT FINANCING LEASES

      Components of the net investment in direct financing leases are as follows:

December 31,                                                2001           2000
-------------------------------------------------------------------------------
Total minimum lease payments to be received            $ 353,893      $ 433,692
Estimated residual value of leased property               49,291        102,755
Unearned income                                          (77,009)       (41,445)
--------------------------------------------------------------------------------
                                                         326,175        495,002
Less:  Current portion                                  (135,122)      (289,010)
--------------------------------------------------------------------------------
Net investment in direct financing leases, net
   of current portion                                  $ 191,053      $ 205,992
================================================================================

      Future minimum lease payments receivable at December 31, 2001 are as follows:

Year ending December 31,                     Amount
----------------------------------------------------
2002                                        $170,317
2003                                         103,556
2004                                          80,020
----------------------------------------------------
    Total                                   $353,893
====================================================

4.    INVENTORIES

      Inventories consist of the following:

December 31,                                        2001                   2000
--------------------------------------------------------------------------------
New automobiles                              $12,488,449            $17,784,121
New trucks and vans                            7,282,158             13,600,234
Used automobiles, trucks and vans             11,137,581             14,207,376
Parts and accessories                          1,676,534              1,768,694
Other                                             89,179                104,836
--------------------------------------------------------------------------------
                                             $32,673,901            $47,465,261
================================================================================

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

5.    PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

December 31,                                       2001               2000         Lives
------------------------------------------------------------------------------------------
Land                                        $ 3,858,000       $  3,858,000               -
Building                                      3,386,526          3,293,000        40 years
Leasehold improvements                        1,505,485          1,302,111        15 years
Furniture and fixtures                        1,679,166          1,224,039       3-7 years
Equipment                                       692,065          1,493,092       3-7 years
------------------------------------------------------------------------------------------
                                             11,121,242         11,170,242
Less:  Accumulated depreciation and
          amortization                      (2,220,024)        (2,415,259)
------------------------------------------------------------------------------------------
                                            $ 8,901,218       $  8,754,983
==========================================================================================

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

      The provision (benefit) for taxes on income, including amounts relating to the loss from discontinued operations of $(590,000), $1,804,000 and $1,802,000 in 2001, 2000 and 1999, respectively, is as follows:

Year ended December 31,               2001              2000               1999
--------------------------------------------------------------------------------
Federal:
    Current                       $      -         $       -          $ 134,000
    Deferred                      (867,000)         (442,000)                 -
State:
    Current                         50,000           100,000             67,000
    Deferred                       (64,000)          (78,000)          (125,000)
--------------------------------------------------------------------------------
          Total                   (881,000)        $(420,000)         $(192,000)
================================================================================

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

      The reconciliation between the amount computed by applying the Federal statutory rate to income (loss) from continuing and discontinued operations before income taxes and the actual income tax expense was as follows:

Year ended December 31,                                           2001            2000            1999
------------------------------------------------------------------------------------------------------
Amount using the statutory Federal tax rate                $   611,000     $(7,325,000)    $(1,270,000)
Losses of discontinued operations                             (590,000)        970,000               -
State and Local income taxes, net of Federal tax benefit        (9,000)       (900,000)       (724,000)
Non-Deductible goodwill                                        162,000         310,000         534,000
Non-Deductible reserves and accruals                                 -               -         522,000
Change in valuation allowance on deferred tax asset         (1,071,000)              -               -
Discontinued operations asset writedown                              -       6,528,000               -
Other, net                                                      16,000          (3,000)        199,000
------------------------------------------------------------------------------------------------------
Benefit for taxes on income                                $  (881,000)    $  (420,000)    $  (192,000)
======================================================================================================


      The components of the net deferred tax assets and liabilities were as follows:

                                                                  2001            2000

      Current deferred assets:
      Net operating loss carryforwards                       $   230,000       $  1,205,000
      Reserves and accruals not deductible until paid        $ 1,655,000       $    820,000
           Less valuation allowance                          $ (309,000)       $(1,360,000)
      -------------------------------------------------------------------------------------
           Total current deferred tax assets                 $1,576,000        $   645,000
      -------------------------------------------------------------------------------------

      At December 31, 2001, the Company had available domestic net operating loss carryforwards primarily related to continuing operations of approximately $563,000 which begin to expire in the year 2011. The Company believes that valuation allowances to offset portions of deferred tax assets are unnecessary since the realization of such deferred tax assets will be probable given the profitability of such continuing operations.

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

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

      The Lines are collateralized by a first security interest in and UCC filing on all assets of The Major Automotive Companies, Inc. and the personal guarantees of two stockholders, each of whom will be limited to 50% of the total obligation to the Bank.

      As of December 31, 2001 and 2000, the outstanding balance on the lines was $500,000.

      Floor Plan Notes Payable

      The Company finances the majority of its inventory primarily through secured revolving floor plan financing arrangements with various lenders. The Company makes monthly interest payments on the amount financed, but is required to make loan principal repayments following the sale of the related new and used vehicles. Outstanding borrowings under floor plan financing arrangements amounted to $33,963,903 and $45,214,444 at December 31, 2001 and 2000, respectively. The floor plan arrangements grant a security interest in the vehicles financed as well as the related sales proceeds. Interest rates on the floor plan agreements are variable and increase or decrease based on movement in LIBOR or prime borrowing rates. Floor plan interest for the years ended December 31, 2001, 2000 and 1999 was $1,340,489, $1,858,632 and $796,810, respectively. Interest rates in effect in the year 2001 ranged between 4.35% and 8.0%. At December 31, 2001, committed capacity of the facilities was approximately $50 million. See Note 18.

8.    CONVERTIBLE SUBORDINATED DEBENTURES

      During April 1998, the Company issued $600,000 of 10% convertible subordinated debentures, due June 1999 with interest payable semi-annually. During April 1999, the debentures were converted into 91,800 shares of common stock at a price of $9.80 per share.

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

      In January 1999, the Company and its subsidiary, Computer Business Sciences, Inc. ("CBS") entered into a Securities Purchase Agreement with certain purchasers named therein (the "Purchasers"), pursuant to which the Company and CBS agreed to sell up to 2,750 units (the "Units"), each Unit consisting of (i) a 12% Convertible Debenture of the Company in the principal amount of $1,000, convertible on certain terms and conditions into shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), (ii) 16.3636 shares of Common Stock, (iii) warrants (the "Warrants") to acquire 37.4997 shares of Common Stock at $9.30 per share and (iv) warrants (the "CBS Warrants") to acquire 5.0909 shares of common stock at $0.001 per share, of CBS (the "CBS Shares"). The Company closed on $2.75 million and issued to Purchasers, in the aggregate, Debentures in the face amount of $2.75 million, 45,000 shares of Common Stock, Warrants to acquire 103,125 shares of Common Stock and CBS Warrants to acquire 70,000 CBS Shares. The Debentures resulted in an original issue discount of $977,000. The Securities Purchase Agreement allows for two more series of issuances with similar terms. In connection with the placement of the Debentures, the Company paid to Zanett Securities Corporation, the placement agent for the transaction (the "Placement Agent"), a fee and nonaccountable expense allowance of 6.9%, and the Company also issued to the Placement Agent and its assignees, 22,500 shares of the Company's Common Stock, 30,000 shares of CBS Common Stock and Warrants to purchase an aggregate of 51,562 shares of Common Stock at an exercise price equal to $9.35 per share.

      In 1999, eighty-five percent of the convertible debentures were redeemed for cash, while the remaining fifteen percent were converted into 48,292 shares of common stock.

      The Company recorded an extraordinary loss of $733,125 as a result of the early redemption of the $2.75 million debentures which is included in loss from discontinued operations for the year ended December 31, 1999. The loss consisted of unamortized original issue discount.

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

9.    LONG-TERM DEBT

      Various lenders advance funds to the Company's leasing subsidiary in the form of notes payable to finance leased vehicles. Interest on each note is charged depending on the prime rate in effect at the time the vehicle is leased and remains constant over the term of the lease. Applicable rates at December 31, 2001 ranged between 4.75% and 8.5%. Equal monthly installments are paid over the term of the lease (which can range from 12 to 60 months), together with a final balloon payment, if applicable. These loans are collateralized by the vehicles.

      On May 14, 1998, the Company borrowed $7.5 million from Falcon Financial, LLC (an unrelated party) to finance the Major Auto Acquisition (see Note
      10). The term of the loan is for fifteen years with interest at 10.18%. Payments of principal and interest of $81,423 are due monthly.

      On August 8, 2000, Doron Cohen, former President, CEO and a Director of the Company, signed a Separation and Release Agreement (the "Agreement"). Assuming compliance with its provisions, the Agreement provides for periodic payments to and a forgiveness of indebtedness from Mr. Cohen in an aggregate amount of $1,710,067. The total amount of the payments is $662,000 and the potential forgiveness of Mr. Cohen's indebtedness to the Company aggregates $1,048,067. The payments began in August 2001. Based on the report of an independent appraiser, the Company has recorded a deferred charge of $840,000 (included in other assets) as the value of the noncompete and other provisions of the Agreement, which relates to continuing operations of the Company. This amount is being amortized over twenty-four months starting August 2000. Accordingly, $420,800 and $175,000, representing one year and five months of amortization, respectively, has been charged in the years ended December 31, 2001 and 2000.

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

      Additionally, the Company has accrued the liability for the remaining payments due to Mr. Cohen and has provided a valuation allowance for the difference between the loan receivable from Mr. Cohen and the aggregate amount of the deferred charge. Accordingly, the Company has expensed a total of $829,096 in 2000, representing the difference between the aggregate potential of payments and forgiveness provided for in the Agreement and the non-compete amount determined by the independent appraiser. This expense is directly attributable to the value of Mr. Cohen's noncompete provisions related to the Company's technology operations. As such, it was included in the estimated loss from discontinued operations in 2000.

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

      On December 11, 2000, the Company issued to M&K Equities, Ltd. ("M&K"), an affiliate of a Director of the Company, a senior subordinated promissory note in the principal amount of $2,000,000 in exchange for a $2,000,000 loan from M&K. The terms of the note require payment of the $2,000,000 principal on December 11, 2002. The date of such repayment has been extended to January 2, 2003. The note requires monthly interest payments at a rate of 10% per annum. In order to induce M&K to make the loan, the Company granted to them a lien on, and a security interest in, all of its non-technology assets, subject to prior senior liens. The Director also received options under the 1999 Employee Stock Option Plan to purchase 250,000 shares of the Company's common stock at an exercise price of $0.47 per share. The fair value ascribed to the options was approximately $95,000 based on the Black-Scholes option-pricing model; such amount was recorded as a deferred charge and as additional paid-in capital of stockholders' equity. The amount of the deferred charge is being amortized ratably over the term of the note. Accordingly, the Company charged $47,500 to operations in 2001, leaving a balance of $47,500 at December 31, 2001.

      Long-term debt consists of the following:

December 31,                                          2001                 2000
--------------------------------------------------------------------------------
Leasing notes payable                         $    538,642           $   486,004
Falcon loan payable                              6,606,467             6,894,860
Note payable to former president                   278,001               410,500
M&K note payable                                 2,000,000             2,000,000
World Omni note payable (see Note 10)            1,306,672             1,474,252
Other                                               36,026                11,947
--------------------------------------------------------------------------------
                                                10,765,808            11,277,563
Less:  Current portion                             912,221               866,120
--------------------------------------------------------------------------------
                                              $  9,853,587           $10,411,443
================================================================================

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

      Maturities are as follows:

December 31,
--------------------------------------------------------------------------------
2002                                                                 $   912,221
2003                                                                   1,817,142
2004                                                                     516,843
2005                                                                     468,967
2006                                                                     480,273
Thereafter                                                             6,570,362
--------------------------------------------------------------------------------
                                                                     $10,765,808
================================================================================

10.   BUSINESS COMBINATIONS

      On April 21, 1997, the Company, through a wholly-owned subsidiary, Major Acquisition Corp., entered into a merger agreement with Major Automotive Group Inc. ("Major Auto") and its sole stockholder, Bruce Bendell, the Company's President, Chief Executive Officer and Chairman. Pursuant to the Merger Agreement, Bruce Bendell contributed to Major Auto all of his shares of common stock of Major Chevrolet Inc., Major Subaru Inc., Major Dodge Inc. and Major Chrysler, Plymouth, Jeep Eagle Inc. Major Acquisition Corp. then acquired from Bruce Bendell all of the issued and outstanding shares of common stock of Major Auto in exchange for shares of a new class of the Company's preferred stock. Major Acquisition Corp. purchased the remaining 50% of the issued and outstanding shares of common stock of Major Dodge Inc. and Major Chrysler, Plymouth, Jeep Eagle Inc. from Harold Bendell, Bruce Bendell's brother, for $4 million in cash pursuant to a stock purchase agreement. In addition, Major Acquisition Corp. acquired two related real estate components (the "Major Real Estate", defined hereinafter) from Bruce Bendell and Harold Bendell (collectively "the Bendells") for $3 million.

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

      The preferred stock issued to Bruce Bendell is designated as the "1997-MAJOR Series of Convertible Preferred Stock." It had voting rights and was convertible into the Company's common stock (the "Common Stock"). The minimum number of shares of Common Stock into which the new class is convertible is 810,000 shares. By February 28, 2002, Mr. Bendell has converted all of the shares of this preferred stock into 3,471,111 shares of Common Stock. (See Note 15.) The foregoing acquisitions from Major Auto and Harold Bendell are collectively referred to herein as the "Major Auto Acquisition."

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

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

      On September 9, 1999, the Company acquired all of the issued and outstanding shares of common stock of Compass Lincoln Mercury, Inc. and Compass Dodge, Inc. for approximately $434,000 in cash and 13,723 shares of the Company's restricted common stock having a fair market value of approximately $715,000. The Company accounted for this acquisition as a purchase, and the excess cost over the fair market value of the net tangible assets acquired was approximately $882,000 and was allocated to goodwill (Note 1). Results of operations have been included as of September 9, 1999. The Company waited for approval from the factory in connection with the Compass Dodge purchase and has included $300,000 of the purchase price in other assets at December 31, 1999.

      In November 1999, the Company's former subsidiary, IG2 entered into an agreement (the "Nissko Agreement") with certain persons (the "Nissko Group") and Nissko Telecom Ltd. to purchase their interest in a joint venture which is a master agent to provide certain telephone services. In connection with this transaction, the Company placed 236,400 shares of its common stock in escrow to guarantee the value of IG2 stock. By November 30, 2001, all such shares were issued to satisfy the Company's obligations thereunder. In addition, 60,000 restricted shares of the Company's common stock have been reserved to cover personal guarantees of the Nissko Group.

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

      On February 23, 2000, in exchange for 115,172 shares of its common stock valued at $6,975,480, the Company acquired CarsTV.com. This company is a Richmond, Virginia based regional, full-service Internet service provider and digital subscriber line ("DSL") provider, as well as a content supplier for the cable industry focused on the automotive industry. The acquisition was treated as a purchase and the excess cost over the net assets acquired was approximately $7,108,000, and was allocated to goodwill, of which the unamortized balance has been charged to discontinued operations (see Note 16). Accordingly, the results of operations of CarsTV.com have been included as of February 23, 2000 and included in discontinued operations. Pursuant to the Merger Agreement, if IG2 undergoes an initial public offering ("IPO"), as defined in the agreement, the selling shareholders of CarsTV.com have the option to convert up to 287,931 common shares of the Company's common stock into IPO common stock, at a conversion price as defined in the agreement.

      On August 9, 2000, the Company purchased assets of Compass Dodge for approximately $402,000, of which $385,000 was in cash and 12,500 shares of the Company's common stock having a fair market value of approximately $17,000. The Company accounted for this acquisition as a purchase, and the excess cost over the fair market value of the net tangible assets acquired was approximately $299,000 and was allocated to goodwill. Results of operations have been included in the Company's consolidated financial statements since the purchase date.

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

      On April 12, 2000, the Company acquired substantially all of the assets of the Hempstead Mazda automobile dealership, a full-service retail new and used vehicle dealership based on Long Island in New York, for approximately $1,351,000 which included assumption of certain liabilities. The Company paid $210,000 in cash and 17,442 shares of its common stock valued at $1,080,000. The purchase price was allocated to the assets acquired based on their estimated fair values of which $167,000 was allocated to inventories and property and equipment. The excess of the purchase price over the fair value of net assets acquired (goodwill) was approximately $1,175,000 and is being amortized over 15 years. The acquisition was accounted for as a purchase. The agreement provided for an option that could be exercised by either party for 18,947 shares at $19 per share. On July 26, 2000, the Company exercised the option and bought the 18,947 shares at $19 per share for $359,993. The agreement also

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

      called for a make whole provision based upon a formula determined by the fair value of the Company's stock on the anniversary date of April 11, 2001. As of that date, the Company issued 427,100 additional shares of common stock. The issuance of these shares was recorded at par value since the purchase price originally reflected the transaction value.

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


11.   GOVERNMENTAL REGULATIONS

      Substantially all of the Company's facilities are subject to Federal, state and local regulations relating to the discharge of materials into the environment. Compliance with these provisions has not had, nor does the Company expect such compliance to have, any material effect on the financial condition or results of operations of the Company. Management believes that its current practices and procedures for the control and disposition of such wastes comply with applicable Federal and state requirements.

12.   COMMITMENTS AND CONTINGENCIES

      Operating Leases

      The Company leases real property under various operating leases, most of which have terms from 1 to 6 years.

      Future net minimum lease payments under noncancelable operating lease agreements as of December 31, 2001 are as follows:

December 31,
--------------------------------------------------------------------------------
2002                                                                 $ 1,126,750
2003                                                                   1,045,500
2004                                                                     770,500
2005                                                                     617,500
2006                                                                     565,500
Thereafter                                                             1,402,090
--------------------------------------------------------------------------------
                                                                     $ 5,527,840
================================================================================

      Rent expense was $1,974,000, $1,841,000 and $1,450,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


      Capital Leases

      In connection with the acquisition of Hempstead Nissan (see Note 10), the Company was assigned a lease agreement for facilities used for operations of the dealership. The lease agreement provided for the transfer of ownership at the option of the Company at the end of the lease term for $3 million. The Company also has capital equipment leases. The net book value of all assets under capital leases at December 31, 2001 is approximately $2.8 million. The Company has exercised its option to purchase these facilities. The closing of the transaction is not expected to occur until the first quarter of 2003. Accordingly, this lease has been recorded as long term.

      The future net minimum lease payments under capital leases are as follows:


       Fiscal year ending December 31,
      --------------------------------------------------------------------------
       2002                                                          $3,235,674
       Less: Amount representing interest                               124,031
      --------------------------------------------------------------------------
       Present value of net minimum lease payments                   $3,111,643
      ==========================================================================

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

      LEGAL PROCEEDINGS

      In re: Fidelity Holdings Securities Litigation.

      This class action, pending in the United States District Court for the Eastern District of New York, is purportedly brought on behalf of all persons who acquired shares of Company common stock between June 24, 1999 and April 17, 2000. Named as defendants along with the Company are Doron Cohen, Richard L. Feinstein and Bruce Bendell.

      In August 2001, the lead plaintiffs in this class action served a Consolidated and Amended Class Action Complaint. This Complaint alleges, among other things, that plaintiffs and other members of the putative class were damaged when they acquired shares of Company common stock because defendants allegedly issued materially false and misleading statements and failed to disclose material information which purportedly cause such stock to trade at artificially inflated prices during the class period. The Complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The allegedly misstated and omitted information concerns primarily the prospects for the Company's technology business. The complaint seeks, among other things, damages in an unspecified amount.

      In September 2001, the Company moved to dismiss the Complaint for failure to state a claim upon which relief can be granted and for failure to plead with the legally-required factual particularity.

      In October 2001, the Company reached an agreement with lead plaintiffs to settle this action for $4.45 million, subject to the consent thereto by the Company's insurance company and court approval. To date, the Company's insurance company has not consented to this settlement nor has it been approved by the court.

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


      Stephen B. Wechsler, et al. v. Fidelity Holdings, Inc., et al.

      On December 26, 2000, an action was commenced against the Company in the United States District Court for the Eastern District of New York. This action was brought on behalf of certain persons who acquired an unstated number of shares of Company common stock between December 1999 and May 2000. The Company is named as a defendant in this case, along with Doron Cohen, Richard L. Feinstein and Bruce Bendell.

      On December 26, 2000, plaintiffs filed a Second Amended Complaint, which alleges, among other things, that the plaintiffs sustained damages when they acquired shares of Company common stock because the Company allegedly issued materially false and misleading statements and failed to disclose material information which purportedly caused such stock to trade at artificially inflated prices. The Second Amended Complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The allegedly misstated and omitted information concerns the Company's reported income for the first three quarters of 1999 and the prospects for its technology business. The Second Amended Complaint seeks, among other things, damages "in an amount, not less than" one million dollars.

      On February 16, 2001, the Company and Messrs. Bendell and Feinstein filed a motion to dismiss the Second Amended Complaint for failure to plead with the legally-required factual particularity. (The Company understands that Mr. Cohen has not been served with process in this action.) In October 2001, the Company agreed with the plaintiffs to settle this action for $120,000. The settlement is subject to the consent thereto by the insurer on the Company's D&O policy covering the time period within which this action was filed, which consent has not yet been obtained.

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------




      Daniel Tepper v. Fidelity Holdings, Inc; Fidelity Holdings, Inc. (Third
        Party Plaintiff) v. InvestAmerica, et al.

      In and around August 2001, Daniel Tepper ("Tepper") commenced a suit against the above individuals for several causes of action. Voluntarily, however, the majority of the claims were withdrawn and only four causes of action remain: (i) violation of Article 8 of the Uniform Commercial Code,
      (ii) conversion, (iii) breach of fiduciary duty; and (iv) negligence. The facts underlying these claims are that the Company failed to remove restrictive legends that appeared on Tepper's stock certificates. These claims were litigated in Nevada and Tepper secured a verdict in the sum of $522,000 (compensatory damages of $300,000, and attorney's fees of $222,000) against the Company. It is the Company's position that any claim by Tepper was resolved by the Nevada action under the doctrines of Res Judicata and Collateral Estoppel, and that once the Nevada Judgment is paid it will extinguish all claims. Currently, there is a motion to dismiss pending. Until there is a ruling on the outstanding motion, no forecast of liability can be given.

      Ronald Shapss Corporate Services, Inc. v. Fidelity Holdings, Inc.

      On June 11, 1999, Ronald Shapss Corporate Services, Inc. commenced an action against the Company in the Supreme Court of the State of New York. The venue for the action was in Rockland County. The original complaint asserted causes of action based on claims of breach of contract and conversion. The plaintiff contends that the Company wrongfully refused to allow the exercise of options for 50,000 shares of common stock at $4.50 per share. The plaintiff also alleged an anticipatory breach of plaintiff's right to exercise an option to purchase an additional 100,000 shares for $1,000 and to receive and exercise options to purchase 100,000 more shares for $4.50 per share. The plaintiff alleged it sustained damages in the sum of $7,386,500 for breach of an agreement between the parties and sought an additional sum of $5,000,000 in punitive damages on the conversion claim.

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


      Subsequently, in November 2001, the parties settled the action. Pursuant to a settlement agreement, the plaintiff received 175,000 shares of common stock and may be entitled to receive an additional 50,000 shares based on future market value of common stock.

      Fidelity Holdings, Inc., IG2 and 786710 Ontario, Ltd. v. Michael Marom and
        M.M. Telecom, Corp.

      The Company, IG2 and 786710 Ontario, Ltd. are plaintiffs in a legal action against Michael Marom and M.M. Telecom, Corp. in the Supreme Court of the State of New York, County of Queens, Index No. 25678/96. The Company filed a complaint on December 23, 1996 against the defendants alleging: (i) breach of a letter agreement between the parties; (ii) tortuous interference with business opportunities; and (iii) slander. Defendants filed an answer with counterclaims, which included, inter alia: (i) fraud;
      (ii) breach of contract; (iii) tortuous interference with business opportunities; and (iv) tortuous interference with contract. Both parties have completed discovery and the collective Plaintiffs, including the Company, have made a motion for summary judgment against Defendants seeking to have Defendants' counterclaims dismissed entirely and with prejudice. In the event such counterclaims are dismissed, the Plaintiffs will only be able to proceed on their causes of action against Defendants. This motion is currently pending before the court. Management of the Company believes that the Company has substantial defenses to the asserted claims and intends to vigorously defend this suit.

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


      Realtech Systems Corporation v. IG2, Inc. & Fidelity Holdings, Inc.

      On or about November 9, 2000, Realtech Systems Corporation ("Realtech") served the Company as well as IG2 a Demand for Arbitration before the Commercial Arbitration tribunal of the American Arbitration Association relating to work and services allegedly provided by Realtech to IG2. The Demand asserted that pursuant to a Master Agreement dated November 16, 1999 between Realtech and IG2, both parties agreed to arbitration in the event of any potential disputes. The Demand further asserts that Realtech has provided work and services to the Company in the unpaid amount of $198,000, and that the Company and IG2 further breached the agreement by hiring John Honovich, a former Realtech employee. Realtech seeks in excess of $243,850 in damages. Realtech included the Company in an arbitration based on the idea that IG2 is "our wholly owned subsidiary" and not on the basis of the agreement. On December 1, 2000, the Company served a Notice of Petition and a Petition seeking a stay of arbitration on its behalf on the grounds that IG2 is not a signatory to any arbitration agreements between Realtech and the Company. Realtech served reply papers, as well as a cross motion compelling the Company to arbitrate on December 14, 2000. On January 12, 2001, the Company filed an Order to Show Cause, to which Realtech answered. On January 29, 2001, the court ordered the Arbitration stayed as to the Company, and denied Realtech's arbitration claim. Since IG2 has been sold, there has been no further action on this matter.

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


      MCI International, Inc. v. Schiano Bros. Inc.; Schiano Bros. Inc. (Third
        Party Plaintiff) v. Computer Business Sciences Inc. (Third Party Defendant).

      On August 28, 2000, Schiano Bros. Inc. ("Schiano") filed a third party lawsuit against Computer Business Sciences Inc. ("CBS") in the Supreme Court of the State of New York, Kings County. The suit alleged that phone services provided to the Dominican Republic through MCI International, Inc. ("MCI") were wrongfully attributed to Schiano and should have been attributed to CBS. In addition, an intentional tort claim was also filed against CBS. The suit seeks $150,000 in damages. The Company filed an Answer on September 20, 2000, as well as a Demand for a Third Party Bill of Particulars on the plaintiff MCI, and Discovery and Inspection Demands on all parties. Plaintiff responded only with a set of invoices, to which the Company requested a more thorough inquiry. On December 10, 2000, Schiano served a Bill of Particular and Interrogatory Demands upon the Company, as well as Notices for Discovery and Inspection. A Preliminary Conference Order was scheduled for March 3, 2001.

      There were no agreements made between the Company and Schiano, or between the Company and MCI; the sole basis for Schiano's claim is a verbal/oral agreement upon facts that do not exist. This matter no longer involves the Company and is only against CBS which is no longer affiliated with the Company.

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


      Dale Harris & Fouad Tobagi v. Computer Business Sciences, Inc., et al.

      On June 6, 2000 plaintiffs filed a lawsuit against CBS in the amount of $1,000,000 in the Northern District of California, San Francisco division. Plaintiffs allege that they were convinced to join the advisory board of CBS in return for: (i) a seat on the Technical Advisory Board; (ii) stock options; (iii) a signing bonus; and (iv) a consulting agreement. Plaintiffs further allege that CBS used their names to further its image and received nothing in return. Plaintiffs filed an amended complaint on October 16, 2000, and the Company subsequently filed a Motion to Dismiss and Transfer Venue on November 6, 2000. Plaintiffs opposed the motion to dismiss, to which the Company replied on September 8, 2000. The Motion was granted as to Rule 10-5b for failure to state a claim, granted as to Lack of Personal Jurisdiction over Mr. Cohen, Mr. Bendell and Ms. Peacock, and denied as to all other claims. The parties have recently settled this action for a cash payment of $52,500.

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


      Goldfarb v. Robert LeRea, Doron Cohen, Bruce Bendell, Kimberly Peacock and
        The The Major Automotive Companies, Inc. f/k/a Fidelity Holdings, Inc.

      On or about February 21, 2002, an action was commenced against the Company, Robert LeRea, Doron Cohen, Bruce Bendell and Kimberly Peacock in the Southern District of New York. It is alleged that: (i) plaintiffs had an agreement that if they promoted Company stock, they would be compensated; (ii) plaintiff gave a bridge loan to the Company at its request and the loan was allegedly done by way of the purchase Company shares; (iii) defendants violated Rule 10(b)(5) of the Exchange Act by failing to repay a bridge loan made by plaintiffs to defendant; and (iv) that defendants converted 50,000 shares of IG2, Inc. stock.

      The defendants' time to answer or otherwise oppose has been extended to May 8, 2002. No investigation has been done and no opinion can be rendered as to the validity of the $8,000,000 in damages claimed. Management of the Company believes that that these allegations have no merit and intend to vigorously defend this suit.

      International Securities Corp. v. Fidelity Holdings, Inc.

      On or about March 2001, an action was commenced against the Company in the Supreme Court of the State of New York, New York County. This action alleged that International Securities Corp. ("ISC") is owed commissions for money it secured for the Company in connection with a private placement of Company securities. ISC served a motion for Summary Judgment, which has not yet been heard by the Court. The total claimed in the lawsuit is $180,000. Management of the Company believes that any money owed has already been paid and intends to vigorously defend this suit.

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


      Dr. Roland Nassim v. Computer Business Sciences, Inc. and Fidelity
        Holdings, Inc.

      On April 12, 2001, Dr. Roland Nassim commenced a lawsuit against CBS and the Company in the Supreme Court, New York County. The basis of the lawsuit is for breach of contract of an agreement entered into on December 1, 1999. The agreement was part of a buyout of CBS of Dr. Nassim's telephony business to various countries. The purchase price was approximately $500,000 in Company stock. It is Dr. Nassim's position that the stock was only worth $27,000. In January 2002, the Company reached an agreement with Dr. Nassim and has issued 225,000 shares of its stock in his name as full settlement. The Company's attorney is holding such shares in escrow pending the preparation and signing of definitive documents.

      Ronald K. Premo v. Fidelity Holdings, Inc.

      In May 2001, Ronald Premo, a former officer of one of the Company's technology subsidiaries, filed suit in Connecticut Supreme Court seeking employment related damages in excess of $300,000. In October 2001, through an arbitration proceeding, the Company reached a settlement agreement with Mr. Premo by which he will be paid an aggregate of $72,079 over ten months plus 15,000 shares of Company common stock. The stock has been issued and, to date, the Company has paid approximately $21,000 of the total $72,000 due.

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


      Strong River Investments, Inc. and Montrose Investments Ltd. v. Fidelity
        Holdings, Inc.

      By Summons and Notice of Motion for Summary Judgment In Lieu of Complaint dated April 19, 2001, the Company was named as the defendant in two actions titled Strong River Investments, Inc. v. Fidelity Holdings, Inc. and Montrose Investments Ltd. v. Fidelity Holdings, Inc., both brought in the Supreme Court of the State of New York, New York County, Index No.'s 601963/01 and 601964/01, respectively. In these actions, Strong River Investments, Inc. and Montrose Investments Ltd. (collectively, the "Defendants"), have alleged that the Company defaulted on certain promissory notes granted to the Defendants. Each of the Defendants are seeking damages in the sum of $833,334 plus interest, and reasonable attorney's fees. The action was settled in August 2001 for a series of payments in the total sum of $700,000. By December 31, 2001, the last payment was made, release was obtained and the judgment satisfied.

      James R. Wallick v. Bruce Bendell, Individually and in his Capacity as an
        Officer, Director and Majority Shareholder of the Defendant Corporations, Fidelity Holdings, Inc., et al.

      On September 25, 2001, Mr. Wallick filed a lawsuit against the Company in the United States District Court of New Jersey. In this action, Mr. Wallick has alleged that the Defendants breached an oral, written and implied-in-fact employment agreement with Mr. Wallick, acted in bad faith in connection with the employment agreement, intentionally and negligently misrepresented promises relating to Mr. Wallick's employment and intentionally and tortuously interfered with the contractual and employment relationship of Mr. Wallick. Mr. Wallick is seeking, among other things, compensatory and punitive damages for the alleged violations in the amount of $540,000. The parties recently entered mediation concerning this action.

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
      Various Claims Against Subsidiaries

      Various claims and lawsuits arising in the normal course of business are pending against the Company. Management believes that they have substantial defenses on the asserted claims and intend to vigorously defend the active suits; judgments against the Company with respect to the active actions could have a material adverse effect on the Company's financial condition. The Company has accrued the actual or estimated amounts of all litigation settlements, adjudications or pending settlements.

      Officer's Compensation

      On May 15, 2001, the Compensation Committee of the Board of Directors of the Company approved an increase in the annual base salary of Bruce Bendell to $500,000 for the period July 1, 2001 to June 30, 2004. Additional approval was given to a bonus plan under which Mr. Bendell receives a quarterly bonus equal to 10% of the net income of the Company's automotive operations after all expenses, including any other bonuses paid or accrued. This bonus plan was approved retroactively to April 1, 2001. Accordingly, the Company has recorded additional compensation expense of $257,000 for this bonus. In the event that Mr. Bendell's employment is terminated prior to June 30, 2004, he will continue to receive his base salary and a guaranteed annual bonus of $250,000 per year until that date. In 2001 Mr Bendell earned an aggregate of $1,126,502, pursuant to all of his employment arrangements.

13.   RELATED PARTY TRANSACTIONS

      Amounts due from affiliates are in the form of sales and advances in the ordinary course of business. These balances are reflected in accounts receivable and are non-interest bearing. At December 31, 2001 and 2000, amounts due from affiliates and officers of $1,860,000 and $1,076,000 are included in officer and accounts receivable, respectively.

      Marcum & Kliegman LLP, an accounting firm of which a director is a member, charged the Company approximately $120,000, $95,000 and $104,000 in fees for accounting services for the years ended December 31, 2001, 2000 and 1999, respectively (see Note 9).

      During 2000, the Company advanced $347,765 to an officer of the Company and in 2001 an additional $766,214 was advanced to the same officer. The advances are noninterest bearing and due on demand.

      All sales of used cars to affiliates were made at wholesale cost plus related fees incurred by Major Auto and therefore resulted in no profit to Major Auto. Total sales revenue and unit counts were estimated to be less than 5% of total sales for the years ended December 31, 2001, 2000 and 1999.

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


14.   WARRANTS AND OPTIONS

      (a)   Warrants

            (i) In March 1996, the Company issued to Nissko Telecom, Inc. and its investors warrants to purchase 450,000 shares of the Company's common stock at a price of $2.75 per share. In 1997, warrants to purchase 156,900 shares were exercised, leaving a balance of 293,100 outstanding. Of this amount, Class B warrants for 225,000 shares, which were exercisable through March 19, 1998, were unexercised by that date and, therefore, lapsed, and warrants to purchase 43,414 shares of the Company's common stock were exercised in December 1998, leaving a balance of 37,029 outstanding as of December 31, 2001.

            (ii) In addition, the Company issued warrants in 1996 for the purchase of 45,000 shares at a price of $2.75 per share, in connection with the management agreement entered into when the Company acquired Major Fleet & Leasing Corp. As of December 31, 2001, these warrants are still outstanding.

            (iii) In connection with the private placement of its common stock, as described in Note 15, in 2000, the Company issued warrants for 116,275 shares of its common stock at an exercise price of $80.00. Such warrants have an exercise period of five years from date of grant.

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


      (b)   Stock Options

            During November 1999, the Company adopted a Stock Option Plan
            (the "Plan") pursuant to which 360,000 shares of common stock are reserved for issuance upon the exercise of options, designated as 1999 options. At the discretion of the Company's Board of Directors (the "Board"), or members of any committee the Board has designated, options may be granted to consultants, non-employee members of the Board, employees, officers or anyone who performs services for the Company. The Plan will terminate upon the date on which all shares of the Plan have been exercised. In December 2001, the Company amended the Plan to increase the shares reserved for issuance by 750,000 shares to 1,110,000.

            Options granted under the Plan expire not more than 10 years from the date of grant. Generally, options vest in 3 years beginning on the date of grant.

            In consideration for certain consulting services related to the acquisition of the Major Auto Group, the Company issued options to purchase 22,500 shares of the Company's common stock for $10.00 per share (market price), exercisable until May 2002.

            During August 1999, the Company granted consultants options to purchase 750 shares of the Company's common stock at an exercise price of $36.65. The charge to the Company was immaterial.

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


            During 2000, the Company granted officers, directors and employees options to purchase shares of the Company's common stock at the market price on the date of grant. Of these options, an aggregate of 178,000 have an exercise price of $21.875 per share and 50,000 have an exercise price of $1.75.

            In December 2001, the Company adopted the 2001 Outside Director Stock Plan (the "2001 Plan") pursuant to which 250,000 shares are reserved for issuance to outside directors of the Company ("Outside Directors"). The Plan provides that, commencing on the date of the annual stockholders meeting in 2001 and on each anniversary thereafter, each Outside Director who served as a member of the Board of Directors shall automatically be granted an option to purchase 4,500 shares. The term of the option shall be ten years. The option shall be immediately exercisable, but only while the optionee serves as a member of the Board of Directors and for the months following service. The exercise price shall be equal to the price for the Company's common stock on the date of the grant. In December 2001, the Company granted 22,500 shares to Outside Directors at an exercise price of $0.75. Additionally, the 2001 Plan calls for grants of 4,500 shares of the Company's common stock to each Outside Director on April 30 and each anniversary thereafter.

            The Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plan by recording as compensation expense the excess of the fair market value over the exercise price per share as of the date of grant.

            During 2001, pursuant to a separating agreement, the Company granted options to an employee of IG2 for 30,000 shares of common stock. The Company recorded a charge of $260,616 against the reserve established for discontinued operation and a corresponding increase in additional paid in capital.

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


            In 2001, the Company issued options for an aggregate of 25,200 shares of common stock to non-employee members of the Board at an average exercise price of $.81 per share, the market price at the date of grant.

            SFAS No. 123 requires the Company to provide pro forma information regarding net loss and earnings per share as if compensation cost of the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black Scholes option-pricing model with the following weighted average assumptions used for grants during the years ended December 31, 2001 and 2000.


                                                    2001        2000       1999
            --------------------------------------------------------------------
             Dividend yield                          0%           0%       0%
             Risk free interest rate               5.7%         5.7%       5%
             Expected lives                      10 years     5 years   10 years
             Volatility                            104%         104%      46%
            ====================================================================

            Under the accounting provisions of FASB Statement 123, the Company's net loss and earnings per share would have been adjusted to the pro forma amounts indicated below:


             Year ended December 31,          2001           2000          1999
            --------------------------------------------------------------------
             Net income (loss)
                As reported             $2,679,524   $(21,125,075)  $(3,190,148)
                Pro forma               $2,660,752    (21,739,075)   (4,110,143)
             Pro forma net loss per
               common share
               basic                         $0.41         $(4.26)       $(1.00)
               diluted                       $0.31         $(4.26)       $(1.00)
            ====================================================================

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


            A summary of the status of the Company's stock option plan as of December 31, 2001 and changes during the period January 1, 1999 through December 31, 2001 is presented below:

                                                                     Weighted
                                       Number of    Expiration       average
                                        shares         date       exercise price
            --------------------------------------------------------------------
             Options outstanding at
               December 31, 1999         78,150      2002-2009        $33.20
             Options granted            228,000        2005             3.95
            --------------------------------------------------------------------
             Options outstanding at
               December 31, 2000        306,150      2002-2009         57.04
             Options granted             55,200      2006-2011          6.74
            --------------------------------------------------------------------
             Options outstanding at
               December 31, 2001        361,350      2002-2011        $49.36
            ====================================================================


            Data summarizing year-end options exercisable and weighted average fair value of options granted during the year ended December 31, 2001 is shown below:

             Options exercisable
            --------------------------------------------------------------------
             Options exercisable at year-end                           346,350
             Weighted average exercise price                          $   9.62
             Weighted average fair value of options granted
               during the year                                        $   6.74
             Weighted average remaining contractual life                  4.5
            ====================================================================


            Weighted average fair value of options granted during the years ended December 31, 2000 and 1999 was $3.95 and $28.50, respectively.

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

      The following table summarizes information about stock options outstanding at December 31, 2001.


                                            Options Outstanding                        Options Exercisable
                                ---------------------------------------------   -------------------------------
                                                  Weighted
                                    Number         Average                          Number
                                Outstanding at    Remaining       Weighted      Exercisable at      Weighted
                                 December 31,    Contractual      Average        December 31,        Average
       Exercise Price Range          2001           Life       Exercise Price        2001        Exercise Price
      ---------------------------------------------------------------------------------------------------------
         $10.00                     22,500           0.3           $10.00           22,500            $ 2.00
         $55.00-$63.75              33,150           6.8            62.83           33,150             62.83
         $12.80                     22,500           8.0            12.80           22,500             12.80
         $ 3.93                    228,000           3.8             3.93          228,000              3.93
         $11.72                     30,000           4.2             2.34           15,000              2.34
         $  .75                     22,500           9.5              .75           22,500               .75
      ---------------------------------------------------------------------------------------------------------
                                   361,350           4.5             9.92          346,350              9.62
      =========================================================================================================

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


15.   STOCKHOLDERS' EQUITY

      On May 14, 1998, the Company designated 900,000 shares as the 1997 - Major Series of Convertible Preferred Stock (the "1997 Preferred Stock"). The shares of the 1997 Preferred Stock had voting rights and voted with the common stock and not as a separate class. Each share entitled the holder to 0.9 votes per share reflecting the underlying conversion rate. The shares of 1997 Preferred Stock were convertible, with each share converting into four and a half shares of common stock if the market value was equal to or greater than $6,000,000 for the 810,000 shares of common stock. If the 810,000 shares of common stock had a market value of less than $6,000,000, then additional shares of common stock would be issued to equal a market value of $6,000,000. In the event that a dividend is declared on the common stock, a dividend of twice the per share dividend of common stock would be paid on the 1997 Preferred Stock. The 1997 Preferred Stock had a liquidation value of $6,000,000. On the fifth anniversary, the 1997 Preferred Stock would automatically convert into shares of common stock. During October 1999 and May 2001, 400,000 shares and 400,000 shares were converted into 360,000 shares and 1,777,778 shares, respectively, of common stock (after the three-for-two and one-for-five stock splits). In February 2002, Mr. Bendell converted the remaining 100,000 shares of 1997 preferred stock into 1,333,333 shares of common stock.

      Common Stock

      During 1998, the Company issued 342,223 shares of common stock at estimated market prices for telephony territories and equipment and services to unrelated parties. An aggregate of 137,400 shares valued at $1,494,140 was issued for telephony territories and equipment, while an aggregate of 204,844 shares valued at $1,911,775 was issued for services.

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


      On June 24, 1999, the Company entered into an agreement with three investors, pursuant to which the Company had the right or obligation to sell, under certain circumstances, in a series of private placement transactions, up to $20 million of our common stock, warrants and adjustable warrants. The calculation of amounts due pursuant to the adjustable warrants issued in the second tranche resulted in a potential liability to the Company for approximately 4.7 million shares or the Company could elect to issue only the minimum number of 393,587 shares plus a cash payment of $6,625,016. The Company entered into a Redemption Agreement and promissory note with the investors whereby the Company would issue the minimum number of shares and make cash payments aggregating $6,000,000 to be paid in installments of varying amounts over time. Accordingly, the Company issued 393,587 shares of our common stock on August 28, 2000 and made aggregate cash payments of $4,750,000 through December 31, 2000, and owed a balance of $1,250,000 at that date. Pursuant to the terms of the note, this balance is due to be paid in aggregate installments of $250,000 in each of five months beginning in February 2001. The Company did not make any of these required payments. The terms of the Redemption Agreement required that the balance be adjusted to $1,666,667, an increase of $416,667 plus interest and reasonable attorneys fees. Subsequently, the Company reached agreement with the institutional investors and settled the matter for a total of $1,400,000. The $266,667 reduction of the liability previously recorded has been adjusted as a credit to additional paid-in capital in the third quarter of 2001. By December 31, 2001, the $1,400,000 balance has been fully paid.

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


16.   DISCONTINUED OPERATIONS

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

      A summary of net assets of non-automotive operations as of December 31, 2000 is as follows:

                                                 2000
      --------------------------------------------------
       Current assets                         $1,800,000
       Noncurrent assets                         800,000
      --------------------------------------------------
             Total assets                      2,600,000
      --------------------------------------------------
       Current liabilities                     1,300,000
       Noncurrent liabilities                    300,000
      --------------------------------------------------
             Total liabilities                 1,600,000
      --------------------------------------------------
       Net assets                             $1,000,000
      ==================================================

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


      The income (loss) from discontinued operations is comprised of the following:


       Year ended December 31,                          2001          2000
      --------------------------------------------------------------------------
       Loss from discontinued operations            $       --   $   8,613,907
       Loss from disposition of discontinued
           operations                                       --      13,617,415(1)
       Provision for estimated operating losses
           during period of disposition                     --       2,000,000
      --------------------------------------------------------------------------
                                                            --      24,231,322
       Income tax benefit                             (590,000)     (1,804,000)
      --------------------------------------------------------------------------
                                                    $  590,000    $(22,427,322)
      ==========================================================================

      (1) The $13.6 million loss from disposition of discontinued operations consists of the write-off of goodwill charges of $13.5 million and $0.1 million of other property.


      The Company completed the sale of its non-automotive assets during 2001 resulting in the complete divestiture of all non-automotive operations. In February 2001, The Company completed an asset sale of its Richmond, Virginia-based Internet Creations, Inc. (d/b/a Internet Connections) to Access Technology, Inc. The sale price for the assets was $320,000, $47,000 of which was paid at the closing, and $273,000 of which was evidenced by a senior secured promissory note.

      Effective March 27, 2001, the Company sold its interest in its telecommunications subsidiary, IG2, Inc., to Global Communications of NY, Inc. The sale price was $3,000,000, less the assumption of certain of the Company's liabilities, resulting in a net amount due to the Company of $1,778,803. Such indebtedness is evidenced by a note payable to the Company in the principal amount of $1,778,803, bearing interest at 8.5% and payable in quarterly installments over 48 months, beginning in March 2002. Such payments have been deferred to begin in June 2002.

      As of December 31, 2001, the Company had a remaining reserve balance of $495,213. This amount represents the Company's estimate of potential expenses to be incurred in connection with its discontinued operations.

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


      Effective June 27, 2001, in related transactions, the Company sold its interest in its Israeli technology subsidiary, C.B.S (Israel), Ltd. and the assets of its Canadian subsidiary, 786710 Ontario, Ltd., doing business as Info Systems, to GYT International, Ltd., a Nevis corporation. The combined sales price in connection with these transactions was $350,000 for both operations, less the assumption of certain of the Company's liabilities, resulting in a net amount due to the Company of $119,500. Such indebtedness is evidenced by a note payable to the Company in the principal amount of $119,500, bearing interest at 5% and payable in quarterly installments over 60 months, beginning in June 2002.

      Effective July 31, 2001, the Company sold its interest in its telephone calling card subsidiary, ICS Globe, Inc., to Global Communications of NY, Inc. The sale price was $250,000, with a down payment of $10,000. The balance is evidenced by a note payable to the Company in the principal amount of $240,000, bearing interest at 12% and payable in monthly installments for sixteen months, beginning in August 2002.

      The aggregate sales price of the assets of these discontinued operations was $3.2 million. The book value of these assets was $1 million. The gains on the sales of these discontinued operations have been deferred due to a lack of credit history. Such gains will be reflected when collectibility is reasonably assured. Accordingly, the Company has reclassified the balance of $1,000,000 from assets held for sale at December 31, 2000 to notes receivable at December 31, 2001 and recorded a valuation allowance of $300,000 to reflect the estimated realizable value of the amounts expected to be received from the sale of its discontinued operations.

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


17.   QUARTERLY FINANCIAL DATA (UNAUDITED)

                                       First       Second         Third          Fourth
       2001                           quarter      quarter       quarter         quarter
      -----------------------------------------------------------------------------------
                                           (in thousands except for per share data)
       Sales                            $88,112   $ 102,324    $    91,250      $  93,429
      -----------------------------------------------------------------------------------
       Gross profit                      13,924      16,194         16,037         15,750
       Operating income (loss)
         from continuing
         operations                         786         (62)           797            569
       Income (loss) from discontinued
         operations, net of tax
         benefits                            --          --             --            590
       Net income (loss)                    786         (62)           797          1,159
       Income (loss) from
         continuing operations
         per share - diluted                .11        (.01)           .10            .06
       Net income (loss) per
         share - (diluted)                  .11        (.01)           .10            .13
      ===================================================================================

                                        First      Second       Third         Fourth
       2000                            quarter     quarter     quarter        quarter
      ------------------------------------------------------------------------------------
                                          (in thousands except for per share data)
       Sales                             $67,668    $85,907     $90,241        $78,326
      ------------------------------------------------------------------------------------
       Gross profit                      $10,968    $13,658     $12,899        $12,370
       Operating income (loss)
         from continuing
         operations                         870       1,672        (916)          (324)
       Income (loss) from discontinued
         operations, net of tax
         benefits                          (736)     (1,164)    (14,472)        (6,055)
       Net income (loss)-
         restated                           134         508     (15,388)(1)     (6,379)(1)
       LIFO adjustment                       80          80          80           (240)
       Net income (loss) as
         reported                            54         428     (15,468)        (6,139)
       Income (loss) from
         continuing operations
         per share - diluted                .15         .30        (.20)          (.05)
       Net income (loss) per
         share diluted                      .00         .10       (3.00)          (.95)
      ====================================================================================

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


      ----------
      (1) Third and fourth quarter losses reflect write-down of discontinued operations (see Note 16).

18.   SUBSEQUENT EVENTS

      Floor Plan Financing

      In September 2001, Chrysler Financial Company, LLC ("CFC"), one of the Company's primary floor plan credit sources for approximately $30 million for the financing of the Company's vehicle inventory, notified the Company that CFC had re-evaluated its credit and lending relationship with the Company and was requiring the Company to seek a replacement lending institution to refinance and replace all existing CFC credit facilities. In March 2002, the Company closed a floor plan financing arrangement with General Motors Acceptance Corporation ("GMAC") for GMAC to provide the floor plan credit for the financing of the Company's Chevrolet dealership's new and used vehicle inventory. This is the flagship dealership of the Company's operations and accounted for more than 35% of the Company's new vehicle revenues and more than 80% of its consolidated used vehicle revenues in the year 2001. Also in March 2002, the Company entered into a credit agreement with HSBC Bank, USA ("HSBC") pursuant to which HSBC is providing the floor plan credit for the financing of the Company's Chrysler/Jeep, Dodge and Kia dealerships' new and used vehicle inventory. As a result of the GMAC and HSBC credit facilities, the Company completed the replacement of financing for all of the dealerships that were previously financed by CFC.

                     THE MAJOR AUTOMOTIVE COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


      Additionally, in March 2002, the Company signed a commitment letter with Nissan Motor Acceptance Corporation ("NMAC") pursuant to which NMAC will replace the existing floor plan credit for the financing of the Company's Nissan dealership's new and used vehicle inventory. The commitment from NMAC is subject to normal closing conditions.

      Bruce Bendell, Chairman of the Company, has agreed, temporarily, to guarantee these obligations. The Company has agreed to compensate Mr. Bendell for the fair market value of such credit enhancement.