Form 10-Q
period 2002-03-31
MAJOR AUTOMOTIVE COMPANIES INC
filed 2002-05-20
CIK 1009779

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2002 or

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

                            43-40 Northern Boulevard
                        Long Island City, New York 11101
                        ---------------------------------
                    (Address of Principal Executive Offices)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court. Yes ___   No  ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the registrant's common stock outstanding as of May 15, 2002 was 9,343,871 shares.

                                      INDEX

                                                                                                   Page No.
                                                                                                   --------
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements....................................................................      3

Consolidated Balance Sheets.....................................................................      3
Consolidated Statements of Operations...........................................................      5
Consolidated Statements of Cash Flows...........................................................      6
Notes to Consolidated Financial Statements......................................................      8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...      10
Item 3. Quantitative and Qualitative Disclosures About Market Risk..............................      14

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.......................................................................      15
Item 2. Changes in Securities...................................................................      15
Item 3. Defaults Upon Senior Securities.........................................................      15
Item 4. Submission of Matters to a Vote of Security Holders.....................................      15
Item 5. Other Information.......................................................................      15
Item 6. Exhibits and Reports on Form 8-K........................................................      15

Signatures......................................................................................      16

PART I - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                         March 31,      December 31,
                                                                           2002             2001
                                                                        (unaudited)
ASSETS

Current Assets
 Cash and cash equivalents                                             $  1,972,278      $  4,294,826
 Net investment in direct financing leases, current                         181,043           135,122
 Accounts receivable, net                                                14,167,792        15,744,096
 Inventories                                                             31,495,685        32,673,901
 Other current assets                                                     1,633,077         1,962,671
                                                                       ------------------------------
           Total current assets                                          49,449,875        54,810,616

Net investment in direct financing leases,
    net of current portion                                                  308,262           191,053
Property and equipment, net                                               8,790,257         8,901,218
Deferred income taxes                                                     1,194,000         1,576,000
Goodwill                                                                 13,589,000        13,589,000
Due from officer                                                            791,771         1,113,979
Notes receivable                                                            700,000           700,000
Other assets                                                                422,576           966,081
                                                                       ------------------------------

          Total assets                                                 $ 75,245,741      $ 81,847,947
                                                                       ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Notes payable - floor plan                                            $ 27,972,930      $ 33,963,903
 Line of credit                                                             500,000           500,000
 Accounts payable                                                         8,223,405         9,318,409
 Accrued expenses                                                         5,303,448         5,469,192
 Current maturities of long-term debt                                     6,685,765           912,221
 Customer deposits                                                          847,275           724,671
 Other current liabilities                                                   34,979            32,470
                                                                       ------------------------------
          Total current liabilities                                      49,567,802        50,920,866


Long-term debt, less current maturities                                   7,150,306         9,853,587
Obligations under capital lease                                                  --         3,111,643
Other liabilities                                                             9,091            13,530
                                                                       ------------------------------
           Total liabilities                                             56,727,199        63,899,626
                                                                       ------------------------------
Commitments
Stockholders' equity
       Preferred stock, $.01 par value- 2,000,000 shares
           authorized; 0 and 100,000 shares issued and outstanding               --             1,000
       Common stock, $.01 par value- 100,000,000 shares
           authorized; 9,327,671 and 7,994,338 issued and
           outstanding in 2002 and 2001, respectively                        93,276            79,943
       Unearned stock based compensation                                    (95,758)         (115,946)
       Additional paid in capital                                        39,952,030        39,964,363
       Deficit                                                          (19,467,242)      (20,017,275)
       Treasury stock, at cost; 227,191 shares in 2002 and 2001          (1,963,764)       (1,963,764)
                                                                       ------------------------------

                      Total stockholders' equity                         18,518,542        17,948,321
                                                                       ------------------------------

                      Total liabilities and stockholders' equity       $ 75,245,741      $ 81,847,947
                                                                       ==============================

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                          THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)

                                                      2002            2001
                                                   -----------     -----------
 Sales                                             $91,345,510     $88,112,314
 Cost of sales                                      75,535,282      74,187,915
                                                   -----------     -----------
      Gross profit                                  15,810,228      13,924,399


 Operating expenses                                 14,289,903      12,259,008
 Interest expense                                      588,292         864,406
                                                   -----------     -----------

 Income before income tax expense                      932,033         800,985

 Income tax expense                                    382,000          15,000
                                                   -----------     -----------


 Net income                                        $   550,033     $   785,985
                                                   ===========     ===========


 Net income per common share:
      Basic                                        $      0.07     $      0.15
      Diluted                                      $      0.06     $      0.11
                                                   ===========     ===========

 Average number of shares used in computation:
      Basic                                          8,226,406       5,088,072
      Diluted                                        9,116,680       6,890,450
                                                   ===========     ===========

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31,

                                                                                      2002             2001
                                                                                   -----------      -----------
                                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                        $   550,033      $   785,985
 Adjustments to reconcile net income
  to net cash provided by (used in) operating activities
   Amortization of intangible assets                                                     8,929          247,387
   Depreciation                                                                        191,813          212,855
   Amortization of stock-based compensation                                             20,188           33,312
 (Increase) decrease in assets:
   Net investment in direct financing leases                                          (163,130)         206,367
   Accounts receivable, net                                                          1,576,304         (739,453)
   Inventories                                                                       1,178,216        4,984,172
   Deferred income taxes                                                               382,000               --
   Other assets                                                                        864,170          651,859
 Increase or (decrease) in liabilities
   Accounts payable                                                                 (1,095,004)       1,711,222
   Accrued expenses                                                                   (165,744)        (109,677)
   Customer deposits                                                                   122,604          667,190
   Notes payable - floor plan                                                       (5,990,973)      (8,027,987)
   Other liabilities                                                                    (1,930)         (62,894)
                                                                                   -----------      -----------

   NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES                                 (2,522,524)         560,338
                                                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                                  (80,852)        (146,700)
                                                                                   -----------      -----------

   NET CASH USED IN INVESTING ACTIVITIES                                               (80,852)        (146,700)
                                                                                   -----------      -----------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                                                         272,867           14,538
  Payment of long-term debt                                                           (314,247)         (27,275)
  Capital lease reduction                                                                   --         (184,496)
  Purchase of treasury stock                                                                --         (818,810)
  Loans to officers                                                                    322,208         (627,843)
                                                                                    -----------      ----------
   NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES                                    280,828       (1,643,886)
                                                                                    -----------      ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (2,322,548)      (1,230,248)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       4,294,826        2,786,312
                                                                                   -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $ 1,972,278      $ 1,556,064
                                                                                   ===========      ===========

Supplemental Disclosures of Cash Flows Information
   Cash paid during the period for:
   Interest                                                                        $   588,292      $   864,406
   Income taxes                                                                         55,000           30,000
   Non-cash financing and investing
   Common stock issued in exchange for preferred shares                                 12,333

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                                 March 31, 2002

1.       Basis of Presentation

         In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company's financial position and its results of operations and cash flows as of the dates and for the periods indicated.

         Certain information and footnote disclosure normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited December 31, 2001 consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2001. The results of operations for the three-month periods are not necessarily indicative of the operating results for the full year.

2.       Stockholders' Equity

         In February 2002, Bruce Bendell, Chief Executive Officer, Chairman and President of the Company, converted the balance of 100,000 shares of his 1997-Major Series of Convertible Preferred Stock into 1,333,333 shares of common stock.

3.       Goodwill and Other Intangible Assets - Adoption of Statements Nos. 141
         and 142

         In January 2002, the Company elected to adopt SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142, that the Company reclassify, if necessary, the carrying amounts of intangible assets and goodwill based on the criteria of SFAS No. 141.

         SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.

         The Company's previous business combinations were accounted for using the purchase method and, as of January 1, 2002, the net carrying amount of goodwill from prior purchase transactions was approximately $13.6 million. Annual amortization of this amount, which ceased effective January 1, 2002, amounted to approximately $0.7 million.

The effect of adoption of SFAS No. 142 on the reported net income for the prior period is as follows:

                                               Three Months Ended March 31,
                                               -----------------------------
                                                   2002            2001
                                               -------------   -------------
   Reported net income                         $     550,033   $     785,985
   Add back: Amortization of goodwill                     --         160,000
                                               -------------   -------------
               Net income, as adjusted         $     550,033   $     945,985
                                               =============   =============

   Basic earnings per share:
               Reported net income             $        0.07   $        0.15
               Amortization of goodwill                   --            0.04
                                               -------------   -------------
   Basic earnings per share, as adjusted       $        0.07   $        0.19
                                               =============   =============

   Diluted earnings per share:
               Reported net income             $        0.06   $        0.11
               Amortization of goodwill                   --            0.03
                                               -------------   -------------
   Diluted earnings per share, as adjusted     $        0.06   $        0.14
                                               =============   =============

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

RESULTS OF CONTINUING OPERATIONS - THREE MONTHS ENDED MARCH 31, 2002 AND THREE MONTHS ENDED MARCH 31, 2001

         Revenues. Revenues for the three-month period ended March 31, 2002 increased to approximately $91.3 million, which is $3.2 million, or 3.6%, more than the prior comparable period's revenues of $88.1 million. Such increase was solely attributable to the revenues of our automotive dealership operations. The primary reason for the growth in revenues was increased unit sales as partially offset by decreases in the average selling price of vehicles sold. New vehicle sales increased by 78 units in the first quarter of 2002 to 1,443 units from 1,365 units in the first quarter of 2001, while used vehicle sales increased 103 units to 3,447 units in the 2002 first quarter over 3,344 units, retail and wholesale, in the prior year's comparable quarter. The average sales price of new vehicles sold decreased by $522 and the average sales price of used vehicles decreased by $246. Management believes that the increase in new unit sales in this quarter is significantly attributable to sales by the dealerships in Hempstead, Long Island and the increase in used vehicle units sold is attributable to our successful efforts in selling used vehicles at our expansive facility in Long Island City, New York. An average of approximately 1,149 used vehicles, retail and wholesale, were sold during each of the months in the 2002 period, compared with an average of 1,115 units per month in the 2001 comparable period. Major Auto's sales efforts included extensive Internet promotions, local advertising in all media and the branding of its used car operation as "Major World." Management believes that market acceptance of its Major World brand was a strong contributor to the 2002 sales volume performance.

         Cost of sales. The cost of sales increase of $1.3 million, or 1.8%, to $75.5 million in the first quarter of 2002 from $74.2 million for the three months ended March 31, 2001 is solely attributable to our automotive dealership operations. This increase is consistent with the increased sales volume in terms of units and also with the respective decreases in the average selling prices of new and used vehicles.

         Gross profit. Our automotive operations generated the entire gross profit of $15.8 million for the three months ended March 31, 2002, an increase of approximately $1.9 million, or 13.7%, from gross profits of $13.9 million in the prior year's comparable quarter. The increase in gross profit was attributable to both the increase in units sold and an increase in gross profit per vehicle sold. Although the average sales price per new and used vehicle sold decreased, the average gross profit per new and used vehicle sold increased by $280 and $234, respectively. Gross profits as a percentage of sales increased to 17.3% in the first quarter of 2002 from 15.8% in the prior year's comparable quarter.

         Operating expenses. In the three months ended March 31, 2002, operating expenses increased approximately $2.0 million, or 16.3%, to approximately $14.3 million, from $12.3 million in the prior year's comparable quarter. All of this increase is attributable to our automotive dealership operations. This increase is primarily attributable to the costs associated with increased sales efforts and results, principally, advertising and compensation.

         Interest expense. Net interest expense had a net decrease of approximately $276,000 to $588,000 in the first quarter of 2002 from interest expense of $864,000 incurred in the comparable prior period. During the 2002 quarter, while negotiating the change in floor plan financing sources, we maintained a significantly lower level of inventory than is normally maintained during this period. Once the new floor plan facility was in place, by the middle of March 2002, inventory levels were then increased to normal levels. The lower amount of financed inventory was the primary reason for the decrease of interest expense. A less significant reason was the lower interest rates during the first quarter of 2002, in particular, from the new floor plan lender during the last half of March 2002.

         Income tax expense. Income tax expense was recorded in the first quarter of 2002 based on an annualization of the current quarter's income and assumed the utilization of our remaining net operating loss carryforwards in this year. Income tax expense for the comparable prior year's period was based on the expectation that such loss carryforwards would exceed the taxable income.

         Discontinued operations. We had no loss from discontinued operations in the either first quarter of 2002 or 2001, because in the year 2000, we had provided for the estimated additional costs related to those operations.

RESULTS OF CONTINUING OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 AND THREE MONTHS ENDED MARCH 31, 2000

         Revenues. Revenues for the three-month period ended March 31, 2001 increased to approximately $88.1million, which is $20.3 million, or 30.0%, more than the prior comparable period's revenues of $67.8 million. Such increase was solely attributable to the revenues of our automotive dealership operations. The primary reason for the significant growth in revenues was increased unit sales. New vehicle sales increased by 335 units in the first quarter of 2001 to 1,365 units from 1,030 units in the first quarter of 2000, while used vehicle sales increased 680 units to 3,344 units in the 2001 first quarter over 2,664 units, retail and wholesale, in the prior year's comparable quarter. Management believes that the increase in new and used vehicle unit sales in this quarter is significantly attributable sales by the acquired dealerships in Hempstead, Long Island and to our successful efforts in selling used vehicles at our expansive facility in Long Island City, New York. The Hempstead dealerships generated the total increases in new vehicle revenues and unit sales and represented 53.4% and 58.0% of the used vehicle revenues and unit sales increases, respectively. An average of approximately 1,115 used vehicles, retail and wholesale, were sold during each of the months in the 2001 period, compared with an average of 888 units per month in the 2000 comparable period. Major Auto's sales efforts included extensive Internet promotions, local advertising in all media and the branding of its used car operation as "Major World." Management believes that market acceptance of its Major World brand was a strong contributor to the 2001 sales volume performance.

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

ASSETS, LIQUIDITY AND CAPITAL RESOURCES - MARCH 31, 2002


         At March 31, 2002, our total assets were $75.2 million, a decrease of approximately $6.6 million from total assets of $81.8 million at December 31, 2001. This aggregate decrease is primarily related to the decreases in our cash of $2.3 million, inventories of $1.2 million and accounts receivable of $1.6 million.

         For the three months ended March 31, 2002, we had a net use of cash of $2,322,548. The primary reason for this decrease was the net cash used in our operating activities of $2,522,524.

         This net use of cash in our operating activities of $2,522,524 was primarily the result of cash used in our operations of $770,963, comprised of our net profit of $550,033 plus non-cash charges of $220,930, and a net decrease in assets of $1,095,004 (primarily from the reduction in accounts receivable of $1,576,304, inventories of $1,178,216, other assets of $864,170 and deferred income taxes of $382,000), as more than offset by a net decrease in liabilities of $7,137,047 (primarily attributable to the decrease in floor plan notes payable of $5,990,973 and decreases of $1,095,004 in accounts payable).

         Additionally, we used cash of $80,852 in our investing activities, which is attributable to purchases of property and equipment.

         The net cash provided by our financing activities of $280,828 is primarily attributable a decrease in loans to officers of $322,208, as partially offset by net payments of long-term debt of $41,380.

         The foregoing activities, i.e. financing, operating and investing, resulted in a net cash decrease of $2,322,548 for the three months ended March 31, 2002.

         We believe that the cash generated from existing operations, together with cash on hand, available credit from our current lenders, including banks and floor planning sources, will be sufficient to finance our current operations and internal growth for at least the next twenty-four months. However, in order to complete the acquisition of property related to one of our dealerships in Hempstead, Long Island, we will need to obtain mortgage financing in the amount of approximately $3 million. Management believes that such financing will be obtained.

         Furthermore, if we elect to acquire additional dealerships, it is likely that we will require additional financing. There can be no assurance that, for additional growth, such funding will be available.

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

None

ITEM 2.    CHANGES IN SECURITIES

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  None.

         (b)      Reports on From 8-K.

                  We filed a Report on Form 8-K on April 5, 2002 reporting the resignation of Mr. James R. Wallick as a director of The Major Automotive Companies, Inc.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        THE MAJOR AUTOMOTIVE COMPANIES, INC.


Date: May 20, 2002                      /s/ Bruce Bendell
                                        ----------------------
                                        Bruce Bendell
                                        Chief Executive Officer, Chairman of the
                                        Board and President


                                        /s/Richard L. Feinstein
                                        -----------------------
                                        Richard L. Feinstein
                                        Senior Vice President-Finance and Chief
                                        Financial Officer