Form 10-Q
period 2002-06-30
MAJOR AUTOMOTIVE COMPANIES INC
filed 2002-08-19
CIK 1009779

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                  For the quarterly period ended June 30, 2002 or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the registrant's common stock outstanding as of August 14, 2002 was 9,568,971 shares.

                                      INDEX

                                                                                                       Page No.
                                                                                                       --------
PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements ................................................................             3
Consolidated Balance Sheets .................................................................             3
Consolidated Statements of Operations .......................................................             5
Consolidated Statements of Cash Flows .......................................................             6
Notes to Consolidated Condensed Financial Statements ........................................             8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of
         Operations .........................................................................            11
Item 3. Quantitative and Qualitative Disclosures About Market Risk ..........................            15
PART II.  OTHER INFORMATION .................................................................            16
Item 1. Legal Proceedings ...................................................................            16
Item 2. Changes in Securities ...............................................................            16
Item 3. Defaults Upon Senior Securities .....................................................            16
Item 4. Submission of Matters to a Vote of Security Holders .................................            16
Item 5.  Other Information ..................................................................            16
Item 6. Exhibits and Reports on Form 8-K ....................................................            16
Signatures ..................................................................................            17
Exhibit 99.1
Exhibit 99.2

PART I - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                           June 30,   December 31,
                                                                             2002        2001
                                                                         -----------  -----------
                                                                         (unaudited)
ASSETS

Current Assets

    Cash and cash equivalents                                             $1,447,448   $4,294,826
    Accounts receivable, net                                              14,748,765   15,744,096
    Inventories                                                           39,965,175   32,673,901
    Due from related parties                                               5,167,884    1,442,097
    Other current assets                                                     577,224      520,574
    Net investment in direct financing leases, current                       160,104      135,122
                                                                         -----------  -----------
          Total current assets                                            62,066,600   54,810,616

Property and equipment, net                                                5,227,592    8,901,218
Deferred income taxes                                                      1,046,000    1,576,000
Excess of costs over net assets acquired                                  13,589,000   13,589,000
Notes receivable - officer                                                 1,115,254    1,113,979
Notes receivable                                                             600,000      700,000
Other assets                                                               1,395,120      966,081
Net investment in direct financing leases,
    net of current portion                                                   272,609      191,053
                                                                         -----------  -----------
          Total assets                                                   $85,312,175  $81,847,947
                                                                         ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

 Notes payable - floor plan                                               $35,921,068        $33,963,903
 Line of credit                                                               375,000            500,000
 Accounts payable                                                           7,999,550          9,318,409
 Accrued expenses                                                          11,617,618          5,469,192
 Current maturities of long-term debt                                       3,340,869            912,221
 Customer deposits                                                            763,308            724,671
 Other current liabilities                                                     32,302             32,470
                                                                          -----------        -----------
           Total current liabilities                                       60,049,715         50,920,866

Long-term debt, less current maturities                                     6,036,380          9,853,587
Obligations under capital lease                                                    --          3,111,643
Other liabilities                                                               3,651             13,530
                                                                          -----------        -----------
           Total liabilities                                               66,089,746         63,899,626
                                                                          -----------        -----------

Commitments
Stockholders' equity

 Preferred stock, $.01 par value- 2,000,000 shares
      authorized; 0 and 100,000 shares issued and
      outstanding in 2002 and 2001, respectively                                   --              1,000
 Common stock, $.01 par value- 100,000,000 shares
      authorized; 9,568,871 and 7,994,338 shares issued and
      outstanding in 2002 and 2001, respectively                               95,689             79,943
 Unearned stock based compensation                                           (75,570)          (115,946)
 Additional paid in capital                                                40,123,720         39,964,363
 Deficit                                                                 (18,957,645)       (20,017,275)
 Treasury stock, at cost; 227,191 in 2002 and 2001                        (1,963,764)        (1,963,764)
                                                                          -----------        -----------

           Total stockholders' equity                                      19,222,429         17,948,321
                                                                          -----------        -----------

           Total liabilities and stockholders' equity                     $85,312,175        $81,847,947
                                                                          ===========        ===========

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Six Months Ended June 30,                        Three Months Ended June 30,
                                                 2002                 2001                       2002                     2001
Sales                                        $194,877,356            $190,436,097            $ 103,531,846           $ 102,323,783

Cost of sales                                 161,544,736             160,317,906               86,009,454              86,129,991
                                             ------------            ------------            -------------           -------------

     Gross profit                              33,332,620              30,118,191               17,522,392              16,193,792

Operating expenses                             30,903,175              26,850,168               16,613,272              14,591,160

Interest expense (income), net                    537,816               1,644,306                  (50,476)                779,900
                                             ------------            ------------            -------------           -------------

Income before income tax expense                1,891,629               1,623,717                  959,596                 822,732

Income tax expense                                832,000                 900,000                  450,000                 885,000
                                             ------------            ------------            -------------           -------------

Net income (loss)                            $  1,059,629            $    723,717            $     509,596           $     (62,268)
                                             ============            ============            =============           =============

Income (loss) per common share:


     Basic                                   $       0.12            $       0.13          $           .06           $       (0.01)

     Diluted                                 $       0.11            $       0.09          $           .05           $       (0.01)
                                             ============            ============          ===============           =============
Average number of shares used in computation:

     Basic                                      8,747,873               5,706,734                9,263,607               6,318,597

     Diluted                                    9,336,852               7,667,882                9,346,110               6,318,597
                                             ============            ============            =============           =============

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)

                                                                        2002                      2001
                                                                     -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                         $ 1,059,630             $   723,717
  Adjustments to reconcile net income
   to net cash provided by (used in) operating activities
    Amortization of intangible assets                                         --                 301,875
    Depreciation                                                         220,875                 218,394
    Amortization of stock-based compensation                              40,376                  66,629
    Bad debts                                                            100,000                      --
  (Increase) decrease in assets:
    Net investment in direct financing leases                           (106,538)                291,814
    Accounts receivable, net                                             995,331              (6,329,221)
    Inventories                                                       (7,291,274)              7,638,953
    Due from related parties                                           3,725,787)              2,109,770
    Other assets                                                         716,245              (2,160,370)
  Increase (decrease) in liabilities
    Accounts payable                                                  (1,318,859)              1,255,783
    Accrued expenses                                                   6,148,426               1,116,699
    Customer deposits                                                     38,637                  47,777
    Notes payable - floor plan                                         1,957,165              (4,141,950)
    Other liabilities                                                    (10,048)                 27,678
                                                                     -----------             -----------

    NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES                  (1,175,821)              1,167,548
                                                                     -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                     (45,080)                (90,219)
  Business combinations                                                       --                 (70,000)
                                                                     -----------             -----------

    NET CASH USED IN INVESTING ACTIVITIES                                (45,080)               (160,219)
                                                                     -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of line of credit                                             (125,000)                     --
  Payment of long-term debt                                           (1,388,559)                 (4,224)
  Payment of capital lease obligations                                  (111,643)               (369,496)
  Purchase of treasury stock                                                  --                (818,810)
  Loans to officers                                                       (1,275)               (999,406)
                                                                     -----------             -----------

    NET CASH USED IN FINANCING ACTIVITIES                             (1,626,477)             (2,191,936)
                                                                     -----------             -----------


NET DECREASE IN CASH AND CASH EQUIVALENTS                             (2,847,378)             (1,184,607)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         4,294,826               2,786,312
                                                                     -----------             -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 1,447,448             $ 1,601,705
                                                                     ===========             ===========

                                                                        2002                 2001
Supplemental Disclosures of Cash Flows Information
 Cash paid during the period for:

   Interest                                                            537,816            $  864,406

   Income taxes                                                        256,676                30,000

Non-cash financing and investing activities:

   Common stock issued for services
                                                                            --                79,000
   Common stock issued for business combinations
                                                                            --               519,000
   Notes issued for redemption of warrants
                                                                            --               416,667
Reversal of capital lease obligation                                 3,000,000                    --

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                                  June 30, 2002

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

      SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. By December 31, 2002, the Company is required to determine the implied value of its goodwill at January 1, 2002 and record any resulting impairment charges as a cumulative effect of a change in accounting principle. Future impairment losses would be recorded as operating expenses. In accordance with the provisions of SFAS No. 142, a test of goodwill for impairment was made for the Company by an independent professional valuation firm. The reported results of such test indicate that there was no impairment as of January 1, 2002.

      The Company's previous business combinations were accounted for using the purchase method and, as of January 1, 2002, the net carrying amount of goodwill from prior purchase transactions was approximately $13.6 million. Annual amortization of this amount, which ceased effective January 1, 2002, amounted to approximately $0.7 million.

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                                  June 30, 2002
                                    Continued

The effect of adoption of SFAS No. 142 on the reported net income for the prior periods is as follows:

                                                     Six Months Ended June 30, Three Months Ended June 30,
                                                        2002            2001        2002        2001
Reported net income (loss)                         $   1,059,629  $     723,717  $   509,596  $(62,268)

Add back: Amortization of goodwill, net of
     tax benefit                                              --        178,106           --    83,706
                                                   -------------  -------------  -----------  --------
     Net income, as adjusted                       $   1,059,629  $     901,823  $   509,596  $ 21,438
                                                   =============  =============  ===========  ========
Basic earnings per share:

     Reported net income (loss)                    $        0.12  $        0.13  $      0.06  $  (0.01)

     Amortization of goodwill, net of
     tax benefit                                              --           0.03           --      0.01
                                                   -------------  -------------  -----------  --------
Basic earnings per share, as adjusted              $        0.12  $        0.16  $      0.06  $   0.00
                                                   =============  =============  ===========  ========
Diluted earnings per share:

     Reported net income (loss)                    $        0.11  $        0.09  $      0.05  $  (0.01)

     Amortization of goodwill, net of
     tax benefit                                              --           0.02           --      0.01
                                                   -------------  -------------  -----------  --------
Diluted earnings per share, as adjusted            $        0.11  $        0.11  $      0.05  $   0.00
                                                   =============  =============  ===========  ========


3.   Related Party Transactions

      Amounts due from related parties result from sales and advances in the ordinary course of business and are not interest bearing.

      In connection with the Company's acquisition of its Nissan dealership in Hempstead, New York, the Company obtained an option to acquire that dealership's land and building from the landlord who held the lease on that property. The Company exercised its option, but was unable to obtain the financing necessary to effect the purchase. Since the lease expiration was concurrent with the required property acquisition date and the Company was unsuccessful in obtaining an extension of the lease term, it became imperative to the Nissan dealership's operations to maintain its presence at that location.

      In order to ensure continuity of the dealership's operations, in a transaction approved by the Company's Board of Directors, the Company's Chairman and his brother, Harold Bendell, a key employee of the Company, agreed to personally acquire the property through a company they formed, 316 North Franklin LLC, and lease it back to the Company. The result of this transaction was to eliminate the capitalized lease of approximately $3.6 million and the related liability of $3.0 million that the Company had recorded in connection with this property. The difference of $637,000, the book value of the purchase option, was recorded as a long-term related party receivable, which is included in other non-current assets. The Company entered into a lease with 316 North Franklin LLC for five years with a five-year renewal option for approximately the same monthly rental it was previously paying.

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                                  June 30, 2002
                                    Continued

        The Company and the Bendell brothers have agreed that an independent appraisal will be obtained in order to determine a fair market rent and the current rent will be adjusted and the lease revised, accordingly, if necessary. Similarly, the value of the purchase option will be determined and an adjustment to the related party receivable will be made and a gain will be recorded at that time if the value of the option at the date of transfer exceeded its book value of $637,000. The receivable will be repaid, ratably, through monthly payments over the remaining term of the lease, together with related interest at a market rate.

        In unrelated transactions, in order to obtain floor plan financing at favorable rates, each of the Bendell brothers has agreed to either guarantee certain floor plan debt of the Company or provide certain collateral in connection with the Company's floor plan or other borrowings. The Board of Directors has agreed to obtain independent valuations of such credit enhancement and collateral usage and pay each of the Bendells the fair value of their respective contributions. When such valuations have been completed, adjustment will be made currently for the cumulative value of such contributions to date and, prospectively, monthly charges will be recorded to reflect the on-going values, if necessary.

        Additionally, Harold Bendell has acquired the right to an off premises storage facility that was previously leased by the Company, on a month-to-month basis, from an independent third party. Accordingly, the Company is now leasing such space from Mr. Bendell for approximately the same monthly rental it was paying to the prior landlord.

4.  RECENTLY ISSUED ACCOUNTING STANDARDS:

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144") Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, APB Opinion No. 30, Reporting the Results of Operation - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions and ARB No. 51, Consolidated Financial Statements. This Statement is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS 144 has had no impact on the Company's consolidated financial position or results of operations.


        In April 2002, FASB issued Statement of Financial Accounting Standards No. 145 Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 updates, clarifies, and simplifies existing accounting pronouncements. The Company is currently evaluating the provisions of this statement.


        In July 2002, FASB issued Statement of Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 address financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force
(EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a company recognize a liability for a cost associated with an exit or disposal activity only when it meets the definition of liability (i.e., when the liability is incurred). SFAS 146 also requires that the initial measurement of the liability be at its fair value. This statement is effective on a prospective basis for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is currently evaluating the provisions of this SFAS 146.

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

On November 3, 2000, our Board of Directors determined to sell our non-automotive operations, including our Technology operations, by the most appropriate economically viable means, in order to maximize shareholders' value from those operations and to maintain the Company's focus on the regional consolidation of retail automotive dealerships. By December 31, 2001, we divested ourselves of all non-automotive operations. Accordingly, our operations are comprised of our automotive dealerships' activities, including our Major Auto subsidiary and other dealerships, as well as our automotive leasing subsidiary, Major Fleet and Leasing, Inc. ("Major Fleet").

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2002 AND SIX MONTHS ENDED JUNE 30, 2001

      Revenues. Revenues for the six-month period ended June 30, 2002 increased to approximately $194.9 million, which is $4.5 million, or 2.4%, over the prior comparable period's revenues of $190.4 million. Such increase was solely attributable to the revenues of our automotive dealerships' operations. The primary reason for the significant growth in revenues was increased unit sales. New vehicle sales decreased by 176 units in the first half of 2002 to 2,864 units from 3,040 units in the first half of 2001, primarily, because of decreased fleet sales, while used vehicle sales more than offset this decline by increasing 429 units to 7,488 units in the 2002 first half from 7,059 units, retail and wholesale, in the prior year's comparable six months. Management believes that the increase in used vehicle unit sales in the current period is attributable to our continuing successful efforts in expanding used vehicles sales at our Long Island City, New York facility. Such used vehicle unit sales in our primary Long Island City location increased 8.9% from the six month period in 2001 to the current year's six month period. An average of approximately 1,248 used vehicles, company-wide, retail and wholesale, were sold during each of the months in the 2002 period, compared with an average of 1,177 units per month in the 2001 comparable period. Additionally, the average sales price per used vehicle sold increased by $40 per vehicle in the 2002 first half compared with the same period the prior year. Management believes that the increase in used vehicle sales is a direct result of Major Auto's strong sales efforts, which included extensive television and radio advertising, as well as local print advertising in general and ethnic markets in a variety of media and the branding of its used car operation as "Major World." Management believes that market acceptance of its Major World brand and its ability to sell both luxury line and entry level used vehicles was a strong contributor to the 2002 sales volume performance.

      Cost of sales. The cost of sales increase of approximately $1.2 million, or .75%, to $161.5 million in the first half of 2002 from $160.3 million for the six months ended June 30, 2001, is solely attributable to our automotive dealerships' operations. This percentage increase is less than the increased sales volume percentage in terms of units and reflects an increase of almost $450 in the average cost of new vehicles and a decrease of approximately $170 in the average unit cost of used vehicles.

      Gross profit. Our automotive dealerships' operations generated all of the total gross profit of $33.3 million for the six months ended June 30, 2002, an increase of approximately $3.2 million, or 10.6%, from gross profits of $30.1 million in the prior year's comparable period. The increase in gross profit was primarily attributable to higher gross profit as a percentage of sales on both new and used vehicles and, to a lesser extent, higher dollar margins on new and used vehicles sold in the current period.

      Operating expenses. In the six months ended June 30, 2002, operating expenses increased approximately $4.1 million, or 15.3%, to approximately $30.9 million, from approximately $26.8 million in the prior year's comparable period. All of this increase is attributable to our automotive dealerships' operations, The costs associated with increased sales efforts and results, principally, television and radio advertising and compensation, significantly contributed to the increase of operating expenses.

      Interest expense (income), net. Interest expense had a net decrease of approximately $1.1 million to approximately $500,000 in the first half of 2002 from interest expense of $1.6 million incurred in the comparable prior period. This is primarily related to manufacturers' floor plan assistance received, as well as lower interest rates we have received from our new floor plan sources.

      Income tax expense. Income tax expense has been provided based on our expected annual effective tax rate.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2002 AND THREE MONTHS ENDED JUNE 30, 2001

      Revenues. Revenues for the three-month period ended June 30, 2002 increased to approximately $103.5 million, which is $1.2 million, or 1.2%, over the prior comparable period's revenues of $102.3 million. Such increase was solely attributable to the revenues of our automotive dealerships' operations. The primary reason for the growth in revenues was the increase in used vehicles sold. While new vehicle unit sales decreased by 260 units in the current quarter, primarily because of reduced lower margin fleet sales, used vehicle sales, retail and wholesale, increased 325 units to 4,040 units in the 2002 second quarter from 3,715 units, retail and wholesale, sold in the prior year's comparable quarter. Revenue per used vehicle sold increased by $285 per vehicle in the 2002 second quarter as compared with the second quarter of 2001, while revenue per new vehicle sold increased by approximately $1,938 in the 2002 period from the comparable quarter in the prior year, thus, mitigating, in part, the decrease in unit sales of new vehicles. Management believes that the significant increase in used vehicle unit sales is primarily attributable to Major Auto's sales efforts, which included extensive television and radio advertising, as well as local print advertising, in both general and ethnic markets in a variety of media, and the branding of its used car operation as "Major World." Management believes that market acceptance of its Major World brand and its ability to sell both luxury line and entry level used vehicles was a strong contributor to the 2002 sales volume performance.

      Cost of sales. The cost of sales decrease of approximately $100,000, or ..1%, to $86.0 million in the second quarter of 2002 from $86.1 million for the three months ended June 30, 2001 is solely attributable to our automotive dealerships' operations. This decrease reflects the 260 unit decline in new vehicle sales, partially offset by a $1,600 increase in the average cost of new vehicles sold and a small increase of $94 in the average cost of used vehicles sold.

      Gross profit. Our automotive dealerships' operations generated the total gross profit of $17.5 million for the three months ended June 30, 2002, an increase of $1.3 million, or 8.0%, from gross profits of $16.2 million in the prior year's comparable quarter. The increase in gross profit was primarily attributable to the increase in volume of used vehicle sales as well higher dollar margins of used vehicles sold in the period.

         Operating expenses. In the three months ended June 30, 2002, operating expenses increased approximately $2.0 million, or 13.7%, to approximately $16.6 million, from $14.6 million in the prior year's comparable quarter. All of this increase is attributable to our automotive dealerships' operations. The costs associated with increased sales efforts and results, principally, television and radio advertising and compensation, significantly contributed to the increase of operating expenses.

      Interest expense (income), net. Interest went from a net expense of approximately $780,000 in the second quarter of 2001 to a net interest income amount of $50,000 in the second quarter of 2002. This is primarily related to manufacturers' floor plan assistance received, as well as lower interest rates we have received from our new floor plan sources.

      Income tax expense. Income tax expense has been provided based on our expected annual effective tax rate.

ASSETS, LIQUIDITY AND CAPITAL RESOURCES - JUNE 30, 2002

At June 30, 2002, our total assets were approximately $85.3 million, an increase of approximately $3.5 million from December 31, 2001. This net increase is primarily related to the increase of our inventories by approximately $7.3 million and other current assets by $3.8 million, as partially offset by the aggregate of the decreases in our cash of $2.8 million, accounts receivable of $1.0 million and property and equipment of $3.7 million. The decrease in cash and increases in inventories are directly attributable to the build up in inventories to support increased sales volume and payment of debt. The decrease in property and equipment is attributable to the reversal of a capitalized property lease at our Hempstead, Long Island Nissan dealership. Inasmuch as we were unable to finance the purchase of the leased property by ourselves, the option to acquire this property was transferred to a company formed by our Chairman, Bruce Bendell and his brother, Harold Bendell, a key employee of Major Auto, in order to preserve the dealership's lease. Upon completion of an independent appraisal, such company will pay Major Auto the fair value of the option, ratably, over the life of the lease, which will provide for a rental at a fair market rate.

The Company's primary source of liquidity for the six months ended June 30, 2002 was $1,059,630 from its income plus non-cash charges of $361,251, aggregating $1,420,881. This addition to cash from operations was more than offset by the net additions to assets and liabilities of $2,766,702, consisting of net asset additions of $9,582,023 (primarily from increases in inventories of $7,291,274 and other assets of $3,179,542, partially offset by decrease in accounts receivable of $995,331) and net liability additions of $6,815,321 (primarily from increase in accrued expenses of $6,148,426). The increases in inventories and floor plan liabilities were significantly attributable to the large volume of sales in the first half of 2002 and the growth of inventories for anticipated future sales. The net result of the increase in income plus non-cash charges as offset by asset and liability changes was a use of cash in operating activities of $1,175,821.

The net use of cash from operating activities of $1,175,821 was further increased by the cash used in investing activities of $45,080 for the net additions to property and equipment.

Our financing activities used cash of $1,626,477, which was primarily attributable to long-term debt payments of $1,388,599.

The foregoing activities, i.e., operating, investing and financing resulted in a net cash decrease of $2,847,378 for the six months ended June 30, 2002.

We believe that the cash generated from existing operations, together with cash on hand, available credit from its current lenders, including banks and floor planning, will be sufficient to finance our current operations and internal growth for at least the next twenty-four months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Risk

      Although we sell a limited number of vehicles in the former Soviet Union, substantially all our revenues come from sales of vehicles in the United States. Consequently, foreign sales constitute a minimal amount of our revenues. Even so, our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because substantially all our revenues are currently denominated in U.S. dollars, a strengthening of the dollar could make our vehicles less competitive in foreign markets. Due to the nature of our operations, we believe that there is not a material risk exposure.

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

None.

ITEM  2. CHANGES IN SECURITIES

      The securities described below were sold by us during this quarter without being registered under the Securities Act. All such sales made in reliance on
Section 4(2) and/or Rule 506 promulgated thereunder of the Securities Act were, to the best of our knowledge, made to investors that, either alone or together with a representative that assisted such investor in connection with the applicable investment, had such sufficient knowledge and experience in financial and business matters to be capable of evaluating the merits and risks connected with the applicable investment. All shares and prices have been adjusted to reflect the reverse stock split effected in May 2001:

1. In April 2002, we issued an aggregate of 16,200 shares of common stock to members of our Board of Directors as compensation for their current and prior year Board service.

2. In April 2002, we authorized the release from escrow of 225,000 shares of common stock to Roland Nassim pursuant to a 2001 settlement of a lawsuit.

ITEM  3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM  5. OTHER INFORMATION

None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

      (a)      Exhibits.

               99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)      Reports on Form 8-K.

               None.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE MAJOR AUTOMOTIVE COMPANIES, INC.


Date: August 19, 2002                   /s/ Bruce Bendell
                                        ________________________________________
                                        Bruce Bendell
                                        Chairman of the Board and Chief
                                        Executive Officer


                                        /s/ Richard L. Feinstein
                                        ________________________________________
                                        Richard L. Feinstein
                                        Senior Vice President-Finance and
                                        Chief Financial Officer