Form 10-Q
period 2002-09-30
MAJOR AUTOMOTIVE COMPANIES INC
filed 2002-11-19
CIK 1009779

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the quarterly period ended September 30, 2002 or

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by court. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the registrant's common stock outstanding as of November 18, 2002 was 9,564,371.

                                     INDEX

-------------------------------------------------------------------------------
                                                                     Page No.
-------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION
-------------------------------------------------------------------------------
Item 1. Financial Statements                                            3
-------------------------------------------------------------------------------
Consolidated Balance Sheets                                             3
-------------------------------------------------------------------------------
Consolidated Statements of Operations                                   5
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows                                   6
-------------------------------------------------------------------------------
Notes to Consolidated Financial Statements                              8
-------------------------------------------------------------------------------

Item 2. Management's  Discussion and Analysis of Financial
Condition and Results of Operations 12
-------------------------------------------------------------------------------
Item 3. Quantitative and Qualitative Disclosures About Market Risk     16
-------------------------------------------------------------------------------
Item 4. Controls and Procedures                                        16
-------------------------------------------------------------------------------
PART II.  OTHER INFORMATION
-------------------------------------------------------------------------------
Item 1. Legal Proceedings                                              17
-------------------------------------------------------------------------------
Item 2. Changes in Securities                                          17
-------------------------------------------------------------------------------
Item 3.  Defaults Upon Senior Securities                               17
-------------------------------------------------------------------------------
Item 4. Submission of Matters to a Vote of Security Holders            17
-------------------------------------------------------------------------------
Item 5.   Other Information                                            17
-------------------------------------------------------------------------------
Item 6. Exhibits and Reports on Form 8-K                               17
-------------------------------------------------------------------------------
Signatures                                                             18
-------------------------------------------------------------------------------
Exhibit 99.1
-------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                          September 30,            December 31,
                                              2002                    2001
                                          ------------             ------------
ASSETS
Current Assets
    Cash and cash equivalents            $ 4,894,428              $ 4,294,826
    Net investment in direct
     financing leases, current               153,864                  135,122
    Accounts receivable, net              13,729,631               15,744,096
    Inventories                           37,892,546               32,673,901
    Due from related parties               7,166,386                5,577,097
    Other current assets                     519,661                  520,574
                                         -----------               ----------
              Total current assets        64,356,516               58,945,616
                                         -----------               ----------

Net investment in direct financing
 leases, net of current portion              241,902                  191,053
Property and equipment, net                5,147,315                8,901,218
Deferred income taxes                      1,046,000                1,576,000
Excess of costs over net assets acquired  13,589,000               13,589,000
Due from officer                             938,100                1,113,979
Notes receivable and other assets            686,591                1,666,081
                                          ----------               ----------
             Total assets                $86,005,424              $85,982,947
                                         ===========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable - floor plan                                 $34,425,080               $33,963,903
  Line of credit                                                 500,000                   500,000
  Accounts payable                                             8,893,715                 9,318,409
  Accrued expenses                                             7,004,563                 5,469,192
  Due to related party                                         5,235,000                 4,135,000
  Current maturities of long-term debt                         2,731,345                   912,221
  Customer deposits and other current
    liabilities                                                  880,836                   770,671
                                                             -----------              ------------
             Total current liabilities                        59,670,539                55,069,396
                                                             -----------              ------------


Long-term debt, less current maturities                        5,861,311                 9,853,587
Obligations under capital lease                                      --                  3,111,643
                                                             -----------              ------------
            Total liabilities                                 65,531,850                68,034,626
                                                             -----------              ------------
Commitments
Stockholders' equity
  Preferred stock, $.01 par value-2,000,000
    shares authorized; 0 and 100,000 shares issued and
    outstanding in 2002 and 2001, respectively                       --                      1,000
  Common stock, $.01 par value- 100,000,000 shares
    authorized; 9,568,871 and 7,994,338 shares issued and
    outstanding in 2002 and 2001, respectively                    95,689                    79,943
  Unearned stock based compensation                              (35,196)                 (115,946)
  Additional paid in capital                                  40,123,720                39,964,363
  Deficit                                                    (17,746,875)              (20,017,275)
  Treasury stock, at cost; 227,191 shares
    in 2002 and 2001, respectively                            (1,963,764)               (1,963,764)
                                                             -----------               -----------
             Total stockholders' equity                       20,473,574                17,948,321
                                                             -----------               -----------
             Total liabilities and stockholders' equity      $86,005,424               $85,982,947
                                                             ===========               ===========

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)

                                Nine Months Ended September 30, Three Months Ended September 30,
                                ------------------------------- --------------------------------
                                     2002            2001             2002            2001
                                     ----            ----             ----            ----
Sales                            $306,686,431    $281,685,839     $111,809,075      $91,249,742
Cost of sales                     255,054,736     234,432,851       93,960,183       74,889,832
                                -------------   -------------    -------------    -------------
     Gross profit                  51,631,695      47,252,988       17,848,892       16,359,910
                                -------------   -------------    -------------    -------------

Operating expenses                 47,703,797      45,012,776       16,245,626       16,191,412
Interest expense                      646,498         669,279          213,495          221,282
                                -------------    ------------    -------------    -------------
                                   48,350,295      45,682,055       16,459,121       16,412,694
                                -------------    ------------    -------------    -------------

Income (loss) before income
tax expense and loss from
discontinued operations             2,593,400       1,570,933        1,389,771          (52,784)

Income tax expense (benefit)          805,000          50,000           27,000         (850,000)
                                -------------    ------------    -------------    -------------

Income from
continuing operations               2,476,400       1,520,933        1,416,771          797,216

Loss from discontinued
operations (net of
income tax benefit)                   206,000              --          206,000               --
                                -------------    ------------    -------------    -------------
Net income                       $  2,270,400    $  1,520,933     $  1,210,771      $   797,216
                                =============    ============    =============   ==============


Income per common
share - continuing
operations

     Basic                               0.27            0.24             0.15             0.11

     Diluted                             0.26            0.20             0.15             0.10

Loss per common
share - discontinued
operations

     Basic                              (0.02)             --            (0.02)              --

     Diluted                            (0.02)             --            (0.02)              --

Net income per common share:

     Basic                       $       0.25    $       0.24     $       0.13      $      0.11

     Diluted                     $       0.24    $       0.20     $       0.13      $      0.10
                                =============    ============    =============    =============

Average number of shares used
in computation:
     Basic                          8,947,985       6,244,355        9,341,680        7,302,066

     Diluted                        9,339,341       7,663,707        9,344,175        7,637,074
                                =============    ============    =============    =============

             THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        NINE MONTHS ENDED SEPTEMBER 30,
                                  (Unaudited)

                                                            2002            2001
                                                           ------          ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 2,270,400       1,520,933
Adjustments to reconcile net income
to net cash provided by (used in) operating
   activities
   Amortization of intangible assets                          45,000         302,706
   Depreciation                                              308,626         337,324
   Amortization of stock-based compensation                   80,750         113,061
   Stock issuances for services                                   --         645,771
   Discontinued operations                                   206,000              --
   Bad debt expense                                          137,000              --
(Increase) decrease in assets:
  Net investment in direct financing leases                  (69,591)        401,336
  Accounts receivable                                      1,877,465      (4,006,063)
  Inventories                                             (5,218,645)     16,203,349
  Due from related parties                                (1,589,289)     (3,805,000)
  Other assets                                             3,023,863       3,583,532
Increase or (decrease) in liabilities
  Accounts payable                                          (424,694)      4,713,252
  Accrued expenses                                           535,371        (742,818)
  Customer deposits and other liabilities                    110,165         296,179
  Notes payable - floor plan                                 461,177     (17,010,043)
  Due to related parties                                   1,100,000       1,050,000
                                                          ----------     -----------

NET CASH PROVIDED (USED IN) IN OPERATING ACTIVITIES        2,753,598       3,603,519
                                                          ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Business combinations                                             --         (70,000)
Purchase of property and equipment                           (45,080)       (641,526)
                                                          ----------        --------
  NET CASH PROVIDED (USED IN) IN INVESTING ACTIVITIES        (45,080)       (711,526)
                                                          ----------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of long-term debt                                 (2,173,152)       (385,414)
Capital lease reduction                                      111,643        (105,509)
Purchase of treasury stock                                        --      (1,089,632)
Payment of notes                                                  --        (650,000)
Loans to officers                                            175,879        (122,047)
                                                          ----------      ----------

  NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES        (2,108,916)     (2,352,602)
                                                          ----------      ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         599,602          539,391


                                                          2002          2001
                                                         ------        -------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          4,294,826        2,786,312
                                                       ----------        ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $4,894,428       $3,325,703
                                                       ==========       ==========

Supplemental disclosures of cash flow information
  Cash paid during the period for:
    Interest                                           $1,576,472       $3,208,815


             THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   Unaudited
                               September 30, 2002

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

2. Reclassifications

     In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications have been made to the Company's prior year financial statements.

     Floor plan and advertising assistance received from manufacturers are recorded as offsets to the cost of the vehicle and recognized into income upon the sale of the vehicle or when earned under a specific manufacturer's program, whichever is later. Floor plan assistance payments, which were previously accounted for as a reduction of floor plan interest expense, have been included as offsets to cost of sales and the impact on cost of sales was not material to the financial statements. Floor plan interest expense, which was previously classified as interest expense below operating income, is now presented as a component of operating expense in the accompanying consolidated statement of operations to provide more meaningful information regarding the Company's margin performance.

     For the nine months ended September 30, 2002 and 2001, aggregate floor plan interest included in cost of sales was $929,974 and $2,539,536, respectively. For the three months ended September 30, 2002 and 2001, aggregate floor plan interest included in cost of sales was $374,978 and $568,340, respectively.

     For the nine months ended September 30, 2002 and 2001, aggregate floor plan assistance included in cost of sales was $785,670 and $1,097,687, respectively. For the three months ended September 30, 2002 and 2001, aggregate floor plan assistance included in cost of sales was $335,487 and $322,800, respectively.

3. Use of Estimates

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

4. Impact of Change in Accounting for Intangible Assets

     The following table shows the effect on net income and net income per share for the nine and three months ended September 30, 2002, compared with net income and net income per share for the nine and three months ended September 30, 2001, as if the provisions of Statement of Financial Accounting Standards No. 142 eliminating goodwill amortization had been applied as of January 1, 2001:

             THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   Unaudited
                               September 30, 2002
                                   Continued


                                            Nine Months Ended September 30,    Three Months Ended September 30,
                                           -------------------------------     -------------------------------

                                                2002              2001              2002             2001
                                             ------------     -----------        -----------       ---------

Reported net income                          $2,270,400        $1,520,933        $1,210,771         $797,216
Add back: amortization of goodwill,
  net of tax                                          -           262,793                 -           84,197
                                             ----------        ----------        ----------         --------
  Net income, as adjusted                    $2,270,400        $1,783,726        $1,210,771         $881,413

Basic earnings per share:
  Reported net income                        $     0.25       $     0.24         $     0.13         $   0.11
  Amortization of goodwill, net of tax                -             0.04                  -             0.01
                                             ----------       ----------         ----------         --------
Basic earnings per share, as adjusted        $     0.25       $     0.28         $     0.13         $   0.12
                                             ==========       ==========         ==========         ========
Diluted earnings per share:
  Reported net income                        $     0.24       $     0.20         $     0.13         $   0.10
  Amortization of goodwill, net of tax                -             0.03                  -             0.01
                                             ----------       ----------         ----------         --------

Diluted earnings per share, as adjusted      $     0.24       $     0.23         $     0.13         $   0.11
                                             ==========       ==========         ==========         ========


5. Related Party Transactions

      Amounts due from related parties result from sales of vehicles to dealerships owned by Bruce Bendell, the Company's President, Chief Executive Officer, Acting Chief Financial Officer and Chairman, and his brother, Harold Bendell, as well as advances made in the ordinary course of business. For the nine months ended September 30, 2002 and 2001, the related party sales amounted to $3,140,484 and $3,671,942, respectively. For the three months ended September 30, 2002 and 2001, such sales amounted to $1,385,094 and $1,223,981, respectively. None of the amounts due from related parties is interest bearing.

     Pursuant to a management agreement with Harold Bendell, the Company has accrued a management fee for services performed by Harold Bendell. For the nine months ended September 30, 2002 and 2001, such accrual amounted to $856,000 and $838,499, respectively. For the three months ended September 30, 2002 and 2001, such accrual amounted to $294,806 and $237,632, respectively. These amounts are included in due to related party. Mr. Harold Bendell's management agreement expires at December 31, 2002.

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

             THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   Unaudited
                               September 30, 2002
                                   Continued

     In order to ensure continuity of the dealership's operations, in a transaction approved by the Company's Board of Directors, the Company's Chairman and his brother agreed to personally acquire the property through a company they formed and lease it back to the Company. The result of this transaction was to eliminate the capitalized lease of approximately $3.6 million and the related liability of $3.0 million that the Company had recorded in connection with this property. The difference of $637,000, the book value of the purchase option, was recorded as a long-term related party receivable, which is included in due from related parties. The Company entered into a lease with the new landlord for five years with a five-year renewal option for approximately the same monthly rental it was previously paying.

     An independent appraiser has been retained in order to determine a fair market rent so that the current rent could be adjusted and the lease revised, accordingly, if necessary. Similarly, the value of the purchase option will be determined and an adjustment to the related party receivable will be made and a gain or loss will be recorded at that time if the value of the option at the date of transfer exceeded its book value of $637,000. The receivable will be repaid, ratably, through monthly payments over the remaining term of the lease, together with related interest at a market rate. Based on the preliminary report of the appraiser, no adjustment is required for either the rental rate or the receivable balance.

     In unrelated transactions, in order to obtain floor plan financing at favorable rates, each of Bruce Bendell and Harold Bendell has agreed to either guarantee certain floor plan debt of the Company or provide certain collateral in connection with the Company's floor plan or other borrowings. The Board of Directors has agreed to obtain independent valuations of such credit enhancement and collateral usage (together, "Credit Enhancements") and pay each of the Bendell's the fair value of his respective contributions. The Company has engaged an independent valuation firm and has received a preliminary valuation from such firm of $160,000 for the economic risk value of the Credit Enhancement. Accordingly, the Company has accrued such amount as a liability in the third quarter of 2002. When the final such valuations have been completed, and the Company's Board of Directors has reviewed the results and evaluated the circumstances of the Credit Enhancement relative to the enterprise value of the Company, adjustment, if necessary and warranted, will be made for any difference from the preliminary estimate.

     Additionally, Harold Bendell has acquired the right to an off premises storage facility that was previously leased by the Company, on a month-to-month basis, from an independent third party. Accordingly, the Company is now leasing such facility from Mr. Bendell for approximately the same monthly rental it was paying to the prior landlord.

7.  Recently Issued Accounting Standards

     In July 2002, FASB issued Statement of Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 address financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a company recognize a liability for a cost associated with an exit or disposal activity only when it meets the definition of liability (i.e., when the liability is incurred). SFAS 146 also requires that the initial measurement of the liability be at its fair value. This statement is effective on a prospective basis for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has adopted the provisions of SFAS 146 in August 2002. The adoption of SFAS 146 had no material impact on the financial statements of the Company as reported in the prior periods. (See Note 7.)

9.  Discontinued Operations

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

     Selected Statement of Operations data for the Company's discontinued operations are as follows:

                                     Foe the Nine Months Ended September 30,        Foe the Three Months Ended September 30,
                                               2002             2001                             2002         2001
                                               ----             ----                             ----         ----



Revenues..................................   $      --       $    140,000                    $    --       $     --
                                             ==========       ===========                    =========     =========

Pre-tax loss..............................    (835,000)       (1,532,000)                    (835,000)     (320,000)
                                             ==========       ===========                    =========     =========


Net Loss..................................    (835,000)       (1,532,000)                     (835,000)     (320,000)


Previously estimated and
 accrued losses...........................     491,000        (1,532,000)                      491,000       320,000
                                             ---------        ------------                    ---------    ----------

Loss from discontinued Operations.........   $(344,000)       $        --                     $(344,000)   $       --
                                             =========        ============                    =========    ==========

     During the quarter ended September 30, 2002, the Company incurred and recognized $344,000 loss from discontinued operations due to resolution of contingencies relating to purchase price adjustment of $119,000 and legal proceedings of $225,000. (See Note 8)

        THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   Unaudited
                               September 30, 2002
                                   Continued

7. Termination of Franchise Agreements

     In the third quarter of 2002, the Company voluntarily surrendered its Hempstead Mazda dealership's franchise agreement with Mazda and received the franchise-mandated payments for Mazda proprietary equipment, which was approximately equal to the book value of those assets. Separately, the Company voluntarily surrendered its Compass Lincoln Mercury franchise to the Ford Motor Company and received, in addition to the franchise-mandated payments for Lincoln Mercury proprietary equipment, which was approximately equal to the book value of those assets, financial assistance of $600,000. Accordingly, a gain for $600,000 was recognized in the third quarter of 2002. Previously, Daewoo USA went out of business in the United States. Accordingly, the Company closed its Daewoo dealership. In accordance with SFAS 146 (See Note 4), the Company determined that the fair value of its aggregate liability in connection with these franchise termination transactions was approximately $600,000, which was provided for in the third quarter of 2002 and offset against the gain from the sale of the related franchise.

6. Settlements of Litigation

     In October 2002, in connection with the lawsuit entitled James R. Wallick
V. Bruce Bendell, Individually And In His Capacity As An Officer, Director And Majority Shareholder Of The Defendant Corporations, Fidelity Holdings, Inc., et al., the Company reached agreement with Mr. Wallick and settled all of the related claims. The Company will pay Mr. Wallick an aggregate of $452,000 over a fifteen-month period, beginning in October 2002 and Mr. Wallick will return 4,500 shares of the Company's stock. The amount of this settlement and related costs were previously accrued and no additional expense has been incurred.

     Two additional unrelated lawsuits were settled during the third quarter of 2002 for an aggregate amount of $225,000 to be paid over periods of six months and ten months, respectively, beginning in October 2002. The total amount of these settlements has been recorded as an operating expense in the third quarter of 2002.

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

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2002 AND NINE MONTHS ENDED SEPTEMBER 30, 2001

     Revenues. Revenues for the nine-month period ended September 30, 2002 increased to approximately $306.6 million, which is $25.0 million, or 8.9%, over the prior comparable period's revenues of $281.6 million. Such increase was solely attributable to the revenues of our automotive dealerships' operations. The primary reasons for the growth in revenues was increased selling prices of new vehicles and increased unit sales of used vehicles. New vehicle average unit sales prices increased by $991 per unit while selling prices for used vehicles were approximately the same in each of the periods. New vehicles sold declined by 49 units in the first three quarters of 2002 to 4,390 units from 4,439 units in the first three quarters of 2001, while used vehicle sales increased 1,434 units to 12,134 units in the 2002 first three quarters from 10,700 units, retail and wholesale, in the prior year's comparable nine months. Management believes that the increase in sales in the current period is significantly attributable to our successful efforts in selling used vehicles at our expansive facility in Long Island City, New York. This facility generated almost the entire increase in used vehicle sales revenues. Our Hempstead, Long Island dealerships generated more than the total increases in new vehicle revenues. An average of approximately 1,348 used vehicles, retail and wholesale, were sold during each of the months in the 2002 period, compared with an average of 1,189 units per month in the 2001 comparable period. Major Auto's sales efforts included extensive Internet promotions, local advertising in all local media and the branding of its used car operation as "Major World." Management believes that market acceptance of our Major World brand and our ability to sell more luxury line used vehicles was a strong contributor to the 2002 sales volume performance. Management believes that the results of the terrorist attack on September 11, 2001 had only a small negative impact on revenues for the nine-month period in 2001, but a more significant effect on the three-month period ended September 30, 2001, as discussed below.

     Cost of sales. The cost of sales increase of almost $20.6 million, or 8.8%, to $255.1 million in the first three quarters of 2002 from $234.4 million for the nine months ended September 30, 2001, is solely attributable to our automotive dealerships' operations. This percentage increase is only slightly less than the increased sales revenue percentage and reflects an increase of $886 in the average cost of new vehicles sold and a decrease of $32 in the average unit cost of used vehicles sold.

     Gross profit. Our automotive dealerships' operations generated almost all of the total gross profit of $51.6 million for the nine months ended September 30, 2002, an increase of approximately $4.3 million, or 9.1%, from gross profits of $47.3 million in the prior year's comparable period. The increase in gross profit was almost totally attributable to the sales volume increase on used vehicles sold in the current period. Specifically, the Long Island City facility generated more than the total increase in gross profit. Gross profit as a percentage of revenues remained relative steady at 16.8% in the nine months ended September 30, 2002 and 2001.

     Operating expenses. In the nine months ended September 30, 2002, operating expenses increased approximately $2.7 million, or 6.0%, to approximately $47.7 million, from $45.0 million in the prior year's comparable period. All of this increase is attributable to our automotive dealerships' operations and is primarily reflective of the additional administrative personnel necessary to process the significant volume increase in the current period, as well as the costs associated with increased sales efforts and results, principally, advertising and compensation. Interest expense, relating to our floor plan and included in operating costs, had a decrease of approximately $1,609,562, from approximately $2,539,536 in the third quarter of 2001 to approximately $929,974 in the current comparable quarter. This decrease is primarily attributable to the lower interest rates associated with our new floor plan arrangements.

     Interest expense. Interest expense relates to short-term and long-term borrowings and there was no significant change in the underlying borrowings' amounts and rates.

     Income tax expense. Income tax expense has been provided based on our expected annual effective tax rate.

     Discontinued operations. We had a loss from discontinued operations of $206,000 in the first three quarters of 2002, compared with no loss from discontinued operations in the comparable prior period. This is because in the current year, expenses in excess of amounts we had provided for the estimated additional costs related to those operations.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2002 AND THREE MONTHS ENDED SEPTEMBER 30, 2001

     Revenues. Revenues for the three-month period ended September 30, 2002 increased to approximately $111.8 million, which is $20.5 million, or 22.5%, over the prior comparable period's revenues of $91.3 million. Management believes that the increase in sales volume for the three-month periods is attributable, in large part, to the depressing effect on vehicle sales as a result of the terrorist acts of September 11, 2001. Specifically, in the third quarter of 2002, new vehicle units sold increased by 155 units and new vehicle revenues increased by $5.7 million, or 17.2% from the comparable period in 2001. Used vehicles units sold in the 2002 period increased by 1,005 units, retail and wholesale, and the related revenues increased by $14.9 million, or 28.0% from the 2001 third quarter.

     Cost of sales. The cost of sales increase of $19.1 million, or 25.4%, to $93.9 million in the third quarter of 2002 from $74.9 million for the three months ended September 30, 2001 is solely attributable to our automotive dealerships' operations. This increase is the result of the significant increase in volume of new and used vehicles sold and increases in the average cost of new and used vehicles of $1,438 and $413 per unit, respectively, in the 2002 third quarter as compared to the 2001 period.

     Gross profit. Our automotive dealerships' operations generated the total gross profit of $17.8 million for the three months ended September 30, 2002, an increase of $1.5 million, or 9.2%, from gross profits of $16.3 million in the prior year's comparable quarter. The increase in gross profit was primarily attributable to the increase in higher dollar margins of used vehicles sold in the period. Gross profit as a percentage of revenues decreased to 16.0% in the three months ended September 30, 2002 from 17.9% in the prior comparable quarter. This is primarily attributable to the lowering of margins in used vehicle sales to help stimulate the large increases in sales volume of such vehicles.

     Operating expenses. In the three months ended September 30, 2002, operating expenses increased approximately $54,000, or 5.4%, to approximately $16.25 million, from $16.19 million in the prior year's comparable quarter. All of this increase is attributable to our automotive dealerships' operations. This increase is primarily attributable to the additional personnel required to respond to the higher sales volume during the current quarter, as well as the costs associated with increased sales efforts and results, principally, advertising and compensation. Interest expense, relating primarily to our floor plan and included in operating costs, had a decrease of $193,362, from $568,340 in the third quarter of 2001 to $374,978 in the current comparable quarter. This decrease is primarily attributable to the lower interest rates associated with our new floor plan arrangements.

     Interest expense. Interest expense relates to short-term and long-term borrowings and there was no significant change in the underlying borrowings amounts and rates.

     Income tax expense. In the three-month period ended September 30, 2002, income tax expense was adjusted to reflect the estimated annualized effective tax rate.

     Discontinued operations. We had a loss from discontinued operations of $206,000 in the third quarter of 2002, compared with no loss from discontinued operations in the comparable prior period. This is because in the current year, expenses in excess of amounts we had provided for the estimated additional costs related to those operations.

ASSETS, LIQUIDITY AND CAPITAL RESOURCES - SEPTEMBER 30, 2002

     At September 30, 2002 and December 31, 2001 our total assets were $86.0 million. The significant changes within the assets were increases of $5.2 million in inventories and $1.6 million in due from related parties. These increases were offset by decreases of $2.0 million in accounts receivable, $3.8 million in net property and equipment and $1.0 million in notes receivable. The increase in inventory is primarily attributable to Management's decision to maintain appropriate levels of inventory to support the increased volume of vehicle sales. The accounts receivable reduction is reflective of our collection efforts.

     Our primary source of liquidity for the nine months ended September 30, 2002 was $2,753,598 from our operating activities. This was the result of cash generated through our net profit of $2,270,400, non-cash charges of $571,376 and a net increase in assets of $1,870,197 (primarily from an increase in inventories of $5,218,645, partially offset by a decrease in accounts receivable of $1,877,465 and a decrease in other assets of $1,685,574), less a net increase in liabilities of $1,782,019 (primarily from an increase in accrued expenses payable of $1,535,371 and an increase in notes payable-floor plan and customer deposits aggregating $461,177, offset by a decrease in accounts payable of $424,694).

     Net cash provided from our operating activities was partially offset by $2,108,916 of cash used in financing activities, primarily $2,173,152 and $111,643 from reductions of long-term debt and a capital lease reduction, respectively, offset by an increase in loans to officers of $175,879.

     The Company used $45,080 in investment activities, primarily the purchase of property and equipment, during the nine months ended September 30, 2002.

     The foregoing activities, i.e. financing, operating and investing, resulted in a net cash increase of $599,602 for the nine months ended September 30, 2002.

     We believe that the cash generated from existing operations, together with cash on hand, available credit from our current lenders, including banks and floor planning, will be sufficient to finance our current operations and internal growth for at least the next twenty-four months.

CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer, who is also our Acting Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the "Evaluation Date")), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to him by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

        Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

FORWARD-LOOKING STATEMENTS

        When used in the Quarterly Report on Form 10-Q, the words "may", "will", "should", "expect", "believe", "anticipate", "continue", "estimate", "project", "intend" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act regarding events, conditions and financial trends that may affect our future plans of operations, business strategy, results of operations and financial condition. We wish to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors including our ability to consummate, and the terms of, acquisitions, if any. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein and others set forth from time to time in our reports and registration statements filed with the Securities and Exchange Commission (the "Commission"). We disclaim any intent or obligation to update such forward-looking statements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Our Chief Executive Officer, who is also our Acting Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the "Evaluation Date")), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to him by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits.

       99.1 Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

   (b) Reports on Form 8-K.

       None.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THE MAJOR AUTOMOTIVE COMPANIES, INC.


Date: November 19, 2002                   /s/ Bruce Bendell
                                          -----------------
                                          Bruce Bendell
                                          Chairman of the Board
                                          and Chief Executive Officer
                                          and Acting Chief Financial Officer

                                 CERTIFICATION

I, Bruce Bendell, certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Major Automotive Companies, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 19, 2002                            /s/ Bruce Bendell
                                            -------------------------------
                                            Bruce Bendell
                                            President, Chief Executive Officer
                                            and Acting Chief Financial Officer