Form 10-Q/A
period 2002-09-30
MAJOR AUTOMOTIVE COMPANIES INC
filed 2002-11-27
CIK 1009779

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

The number of shares of the registrant's common stock outstanding as of November 25, 2002 was 9,564,371.

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
-------------------------------------------------------------------------------
Exhibit 99.1
-------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                          September 30,            December 31,
                                              2002                    2001
                                          ------------             ------------
                                          (unaudited)
ASSETS
Current Assets
    Cash and cash equivalents            $ 4,894,428              $ 4,294,826
    Net investment in direct
     financing leases, current               153,864                  135,122
    Accounts receivable, net              13,729,631               15,744,096
    Inventories                           37,892,546               32,673,901
    Due from related parties               7,166,386                5,577,097
    Other current assets                     519,661                  520,574
                                         -----------               ----------
              Total current assets        64,356,516               58,945,616
                                         -----------               ----------

Net investment in direct financing
 leases, net of current portion              241,902                  191,053
Property and equipment, net                5,147,315                8,901,218
Deferred income taxes                      1,046,000                1,576,000
Excess of costs over net assets acquired  13,589,000               13,589,000
Due from officer                             938,100                1,113,979
Notes receivable and other assets            686,591                1,666,081
                                          ----------               ----------
             Total assets                $86,005,424              $85,982,947
                                         ===========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable - floor plan                                 $34,675,080               $33,963,903
  Line of credit                                                 250,000                   500,000
  Accounts payable                                             8,893,715                 9,318,409
  Accrued expenses                                             7,004,563                 5,469,192
  Due to related party                                         5,235,000                 4,135,000
  Current maturities of long-term debt                         2,731,345                   912,221
  Customer deposits and other current
    liabilities                                                  880,836                   770,671
                                                             -----------              ------------
             Total current liabilities                        59,670,539                55,069,396
                                                             -----------              ------------


Long-term debt, less current maturities                        5,861,311                 9,853,587
Obligations under capital lease                                      --                  3,111,643
                                                             -----------              ------------
            Total liabilities                                 65,531,850                68,034,626
                                                             -----------              ------------
Commitments
Stockholders' equity
  Preferred stock, $.01 par value-2,000,000
    shares authorized; 0 and 100,000 shares issued and
    outstanding in 2002 and 2001, respectively                       --                      1,000
  Common stock, $.01 par value- 100,000,000 shares
    authorized; 9,568,871 and 7,994,338 shares issued and
    outstanding in 2002 and 2001, respectively                    95,689                    79,943
  Unearned stock based compensation                              (35,196)                 (115,946)
  Additional paid in capital                                  40,123,720                39,964,363
  Deficit                                                    (17,746,875)              (20,017,275)
  Treasury stock, at cost; 227,191 shares
    in 2002 and 2001, respectively                            (1,963,764)               (1,963,764)
                                                             -----------               -----------
             Total stockholders' equity                       20,473,574                17,948,321
                                                             -----------               -----------
             Total liabilities and stockholders' equity      $86,005,424               $85,982,947
                                                             ===========               ===========

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)

                                Nine Months Ended September 30, Three Months Ended September 30,
                                ------------------------------- --------------------------------
                                     2002            2001             2002            2001
                                     ----            ----             ----            ----
Sales                            $306,686,431    $281,685,839     $111,809,075      $91,249,742
Cost of sales                     255,054,736     234,432,851       93,960,183       74,889,832
                                -------------   -------------    -------------    -------------
     Gross profit                  51,631,695      47,252,988       17,848,892       16,359,910
                                -------------   -------------    -------------    -------------

Operating expenses                 47,703,797      45,012,776       16,245,626       16,191,412
Interest expense                      646,498         669,279          213,495          221,282
                                -------------    ------------    -------------    -------------
                                   48,350,295      45,682,055       16,459,121       16,412,694
                                -------------    ------------    -------------    -------------

Income (loss) before income
tax expense and loss from
discontinued operations             3,281,400       1,570,933        1,389,771          (52,784)

Income tax expense (benefit)          805,000          50,000          (27,000)        (850,000)
                                -------------    ------------    -------------    -------------

Income from
continuing operations               2,476,400       1,520,933        1,416,771          797,216

Loss from discontinued
operations (net of
income tax benefit of
$138,000)                             206,000              --          206,000               --
                                -------------    ------------    -------------    -------------
Net income                       $  2,270,400    $  1,520,933     $  1,210,771      $   797,216
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
                                =============    ============    =============    =============

             THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        NINE MONTHS ENDED SEPTEMBER 30,
                                  (Unaudited)

                                                            2002            2001
                                                           ------          ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 2,270,400       1,520,933
Adjustments to reconcile net income
to net cash provided by (used in) operating
   activities
   Amortization of intangible assets                          45,000         302,706
   Depreciation                                              308,626         337,324
   Amortization of stock-based compensation                   80,750         113,061
   Stock issuances for services                                   --         645,771
   Discontinued operations                                   206,000              --
   Bad debt expense                                          137,000              --
(Increase) decrease in assets:
  Net investment in direct financing leases                  (69,591)        401,336
  Accounts receivable                                      1,877,465      (4,006,063)
  Inventories                                             (5,218,645)     16,203,349
  Due from related parties                                (1,589,289)     (3,805,000)
  Other assets                                             2,923,863       3,583,532
Increase or (decrease) in liabilities
  Accounts payable                                          (424,694)      4,713,252
  Accrued expenses                                           535,371        (742,818)
  Customer deposits and other liabilities                    110,165         296,179
  Notes payable - floor plan                                 461,177     (17,010,043)
  Due to related parties                                   1,100,000       1,050,000
                                                          ----------     -----------

NET CASH PROVIDED (USED IN) IN OPERATING ACTIVITIES        2,753,598       3,603,519
                                                          ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Business combinations                                             --         (70,000)
Purchase of property and equipment                           (45,080)       (641,526)
                                                          ----------        --------
  NET CASH PROVIDED (USED IN) IN INVESTING ACTIVITIES        (45,080)       (711,526)
                                                          ----------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of long-term debt                                 (2,173,152)       (385,414)
Capital lease reduction                                     (111,643)       (105,509)
Purchase of treasury stock                                        --      (1,089,632)
Payment of notes                                                  --        (650,000)
Loans to officers                                            175,879        (122,047)
                                                          ----------      ----------

  NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES        (2,108,916)     (2,352,602)
                                                          ----------      ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         599,602          539,391


                                                          2002          2001
                                                         ------        -------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          4,294,826        2,786,312
                                                       ----------        ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $4,894,428       $3,325,703
                                                       ==========       ==========

Supplemental disclosures of cash flow information
  Cash paid during the period for:
    Interest                                           $1,576,472       $3,208,815


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

     For the nine months ended September 30, 2002 and 2001, aggregate floor plan interest included in cost of sales was $929,974 and $2,539,536, respectively. For the three months ended September 30, 2002 and 2001, aggregate floor plan interest included in cost of sales was $374,978 and $568,340, respectively. This decrease in interest expense is primarily attributable to the lower interest rates associated with the Company's new floor plan arrangements.

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

4. Impact of Change in Accounting for Intangible Assets

     The following table shows the effect on income from continuing operations, net income and net income per share for the nine and three months ended September 30, 2002, compared with income from continuing operations, net income and net income per share for the nine and three months ended September 30, 2001, as if the provisions of Statement of Financial Accounting Standards No. 142 eliminating goodwill amortization had been applied as of January 1, 2001:

             THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   Unaudited
                               September 30, 2002
                                   Continued


                                            Nine Months Ended September 30,    Three Months Ended September 30,
                                           -------------------------------     -------------------------------

                                                2002              2001              2002             2001
                                             ------------     -----------        -----------       ---------

Income from continuing operations,
  as reported                                $2,476,400        $1,520,933        $1,416,771         $797,216
Amortization of goodwill, net of tax                  -           262,793                 -           84,197
                                             ----------        ----------        ----------         --------
Income from continuing operations,
  as adjusted                                 2,476,400         1,783,726         1,416,771          881,413
Loss from discontinued operations
  (net of income tax benefit
  of $138,000)                                  206,000                 -           206,000                -
                                             ----------        ----------        ----------         --------
Net income, as adjusted                      $2,270,400        $1,783,726        $1,210,771         $881,413
                                             ==========        ==========        ==========         ========

Reported net income                          $2,270,400        $1,520,933        $1,210,771         $797,216
Add back: amortization of goodwill,
  net of tax                                          -           262,793                 -           84,197
                                             ----------        ----------        ----------         --------
  Net income, as adjusted                    $2,270,400        $1,783,726        $1,210,771         $881,413
                                             ==========        ==========        ==========         ========
Basic earnings per share:
  Reported net income                        $     0.25       $     0.24         $     0.13         $   0.11
  Amortization of goodwill, net of tax                -             0.04                  -             0.01
                                             ----------       ----------         ----------         --------
Basic earnings per share, as adjusted        $     0.25       $     0.28         $     0.13         $   0.12
                                             ==========       ==========         ==========         ========
Diluted earnings per share:
  Reported net income                        $     0.24       $     0.20         $     0.13         $   0.10
  Amortization of goodwill, net of tax                -             0.03                  -             0.01
                                             ----------       ----------         ----------         --------

Diluted earnings per share, as adjusted      $     0.24       $     0.23         $     0.13         $   0.11
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

     Pursuant to a management arrangement with Harold Bendell, the Company has accrued a management fee for services performed by Harold Bendell based on profitability of certain dealerships. For the nine months ended September 30, 2002 and 2001, such accrual amounted to $856,000 and $838,499, respectively. For the three months ended September 30, 2002 and 2001, such accrual amounted to $294,806 and $237,632, respectively. These amounts are included in due to related party. Mr. Harold Bendell's management agreement expires at December 31, 2002.

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

6.  Recently Issued Accounting Standards

     In July 2002, FASB issued Statement of Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 address financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a company recognize a liability for a cost associated with an exit or disposal activity only when it meets the definition of liability (i.e., when the liability is incurred). SFAS 146 also requires that the initial measurement of the liability be at its fair value. This statement is effective on a prospective basis for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has adopted the provisions of SFAS 146 in August 2002. The adoption of SFAS 146 had no material impact on the financial statements of the Company as reported in the prior periods. (See Note 8.)

7.  Discontinued Operations

     On November 3, 2000, the Board of Directors determined to sell the Company's non-automotive operations within the next twelve months. Accordingly, all non-automotive operations have been classified, collectively, as "Discontinued Operations." Continuing operations are represented by the Company's automotive dealership activities, including its automotive leasing subsidiary, Major Fleet and Leasing, Inc. ("Major Fleet").

     Selected Statement of Operations data for the Company's discontinued operations are as follows:

                                     For the Nine Months Ended September 30,        For the Three Months Ended September 30,
                                               2002             2001                             2002         2001
                                               ----             ----                             ----         ----



Revenues..................................   $      --       $    140,000                   $     --      $      --
                                             ==========      ============                   ==========    ==========

Pre-tax loss..............................   $(835,000)      $(1,532,000)                   $(835,000)    $(320,000)
                                             ==========      ============                   ==========    ==========


Net loss..................................   $(697,000)      $(1,532,000)                   $(697,000)    $(320,000)


Previously estimated and
 accrued losses...........................     491,000        (1,532,000)                     491,000       320,000
                                             ----------      ------------                   ----------    ----------

Loss from discontinued operations.........   $(206,000)       $       --                    $(206,000)    $      --
                                             ==========      ============                   ==========    ==========

     During the quarter ended September 30, 2002, the Company incurred and recognized $344,000 loss from discontinued operations, before $138,000 tax benefit. This loss is comprised of litigation settlements of $225,000 (see Note 10(b)) and reduced realization of notes receivable relating to sales of discontinued operations.

        THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   Unaudited
                               September 30, 2002
                                   Continued

8. Termination of Franchise Agreements

     In the third quarter of 2002, the Company voluntarily surrendered its Hempstead Mazda dealership's franchise agreement with Mazda and received the franchise-mandated payments for Mazda proprietary equipment, which was approximately equal to the book value of those assets. Separately, the Company voluntarily surrendered its Compass Lincoln Mercury franchise to the Ford Motor Company and received, in addition to the franchise-mandated payments for Lincoln Mercury proprietary equipment, which was approximately equal to the book value of those assets, financial assistance of $600,000. Accordingly, a gain for $600,000 was recognized in the third quarter of 2002. Previously, Daewoo USA went out of business in the United States. Accordingly, the Company closed its Daewoo dealership. In accordance with SFAS 146 (See Note 6), the Company determined that the fair value of its aggregate liability in connection with these franchise termination transactions was approximately $600,000, which was provided for in the third quarter of 2002 and offset against the $600,000 gain.

9. Settlements of Litigation

     (a) In October 2002, in connection with the lawsuit entitled James R. Wallick V. Bruce Bendell, Individually And In His Capacity As An Officer, Director And Majority Shareholder Of The Defendant Corporations, Fidelity Holdings, Inc., et al., the Company reached agreement with Mr. Wallick and settled all of the related claims. The Company will pay Mr. Wallick an aggregate of $452,000 over a fifteen-month period, beginning in October 2002 and Mr. Wallick will return 4,500 shares of the Company's stock. The amount of this settlement and related costs were previously accrued and no additional expense has been incurred.

     (b) Two additional lawsuits relating to the discontinued non-automotive operations were settled for $225,000 and recorded in discontinued operations in the third quarter of 2002.

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

     Income tax expense (benefit). Income tax expense has been provided based on our expected annual effective tax rate, which reflects management's estimates relating to realization of deferred taxes.

     Discontinued operations. We had a loss from discontinued operations of $206,000 (net of $138,000 of income tax benefits) in the first three quarters of 2002, compared with no loss from discontinued operations in the comparable prior period. The loss represents the cost of litigation settlements and reduced realization of notes receivable relating to the discontinued operations in excess of amounts we had previously provided.

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

     Operating expenses. In the three months ended September 30, 2002, operating expenses increased approximately $54,000, or 0.3%, to approximately $16.25 million, from $16.19 million in the prior year's comparable quarter. All of this increase is attributable to our automotive dealerships' operations. This increase is primarily attributable to the additional personnel required to respond to the higher sales volume during the current quarter, as well as the costs associated with increased sales efforts and results, principally, advertising and compensation. Interest expense, relating primarily to our floor plan and included in operating costs, had a decrease of $193,362, from $568,340 in the third quarter of 2001 to $374,978 in the current comparable quarter. This decrease is primarily attributable to the lower interest rates associated with our new floor plan arrangements.

     Interest expense. Interest expense relates to short-term and long-term borrowings and there was no significant change in the underlying borrowings amounts and rates.

     Income tax expense (benefit). In the three-month period ended September 30, 2002, income tax expense was adjusted to reflect the estimated annualized effective tax rate, which reflects management's estimates relating to realization of deferred taxes.

     Discontinued operations. We had a loss from discontinued operations of $206,000 (net of $138,000 of income tax benefits) in the third quarter of 2002, compared with no loss from discontinued operations in the comparable prior period. The loss represents the cost of litigation settlements and reduced realization of notes receivable relating to the discontinued operations in excess of amounts we had previously provided for the estimated additional costs related to those operations.

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

     Our primary source of liquidity for the nine months ended September 30, 2002 was $2,753,598 from our operating activities. This was the result of cash generated through our net profit of $2,270,400, non-cash charges of $777,376 and a net increase in assets of $2,076,197) (primarily from an increase in inventories of $5,218,645 and an increase in due from related parties of $1,589,289, partially offset by a decrease in accounts receivable of $1,877,465 and a decrease in other assets of $2,923,863), less a net increase in liabilities of $1,782,019 (primarily from an increase in other liabilities of $1,100,000, an increase in accrued expenses payable of $535,371 and an increase in notes payable-floor plan and customer deposits aggregating $461,177, offset by a decrease in accounts payable of $424,694).

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

CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer, who is also our Acting Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q/A (the "Evaluation Date")), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to him by others within those entities, particularly during the period in which this quarterly report on Form 10-Q/A was being prepared.

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

FORWARD-LOOKING STATEMENTS

        When used in the Quarterly Report on Form 10-Q/A, the words "may", "will", "should", "expect", "believe", "anticipate", "continue", "estimate", "project", "intend" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act regarding events, conditions and financial trends that may affect our future plans of operations, business strategy, results of operations and financial condition. We wish to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors including our ability to consummate, and the terms of, acquisitions, if any. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein and others set forth from time to time in our reports and registration statements filed with the Securities and Exchange Commission (the "Commission"). We disclaim any intent or obligation to update such forward-looking statements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Our Chief Executive Officer, who is also our Acting Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q/A (the "Evaluation Date")), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to him by others within those entities, particularly during the period in which this quarterly report on Form 10-Q/A was being prepared.

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

                                         THE MAJOR AUTOMOTIVE COMPANIES, INC.


Date: November 27, 2002                   /s/ Bruce Bendell
                                          -----------------
                                          Bruce Bendell
                                          Chairman of the Board
                                          and Chief Executive Officer
                                          and Acting Chief Financial Officer

                                 CERTIFICATION

I, Bruce Bendell, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of the Major Automotive Companies, Inc.

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


November 25, 2002                            /s/ Bruce Bendell
                                            -------------------------------
                                            Bruce Bendell
                                            President, Chief Executive Officer
                                            and Acting Chief Financial Officer