Form 10-K
period 2002-12-31
MAJOR AUTOMOTIVE COMPANIES INC
filed 2003-04-15
CIK 1009779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 28, 2002 was approximately $5,850,892.

As of April 11, 2003, there were 9,564,471 shares of the registrant's common stock outstanding.

                                     PART I

ITEM 1. BUSINESS

The statements which are not historical facts contained in this Annual Report are forward-looking statements that involve risks and uncertainties, including, but not limited to, changes in the automotive market, government regulation, the nature of possible supplier or customer arrangements which may become available to us in the future, uncollectible accounts receivable, slow moving inventory, lack of adequate financing, increased competition and unfavorable general economic conditions. Our actual results may differ materially from the results discussed in any forward-looking statement.

Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

THE COMPANY

GENERAL

The Major Automotive Companies, Inc. ("we," "us," "our" or the "Company") was incorporated in Nevada on November 7, 1995. We historically have operated as a holding company and, accordingly, we derive our revenues solely from our operating subsidiaries. Our first full year of operations was 1996. Unless otherwise indicated, all references to the "Company," "we," "us," and "our" include reference to our subsidiaries as well.

Automotive Operations

We sell new and used vehicles through the Major Dealer Group (the "Major Dealer Group"), a leading consolidator of automobile dealerships in the New York metropolitan area, which operates through nine (9) retail automobile franchises. Our leasing operations consist of providing leases and other financing.

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

Year 2002 Summary

The year 2002 reflected a number of important changes in our company.
First, we changed our primary floor plan financing arrangements by identifying and engaging new lenders. In addition, we began implementing our plan to increase our dealership's operational profitability by, among other things, closing or divesting ourselves of non-performing or under-performing dealerships. Our initiatives resulted in operations that generated revenues in excess of $397 million and a historical high gross profit of approximately $67.2 million.

Our net loss for the year ended December 31, 2002 was $(290,772).

AUTOMOTIVE OPERATIONS

Major Auto Acquisition

On April 21, 1997, we and our wholly-owned subsidiary, Major Acquisition Corp., entered into a merger agreement (the "Merger Agreement") with Major Automotive Group, Inc. ("Major Auto") and its sole stockholder, Bruce Bendell, our President, Chief Executive Officer, Acting Chief Financial Officer, Chairman and beneficial owner of approximately 42.6% of our outstanding common stock. Pursuant to the Merger Agreement, Bruce Bendell contributed to Major Auto all of his shares of common stock of Major Chevrolet, Inc., Major Subaru, Inc., Major Dodge, Inc. and Major Chrysler, Plymouth, Jeep Eagle, Inc. Major Acquisition Corp. then acquired from Bruce Bendell all of the issued and outstanding shares of common stock of Major Auto in exchange for shares of a new class of our preferred stock. Major Acquisition Corp. purchased the remaining 50% of the issued and outstanding shares of common stock of Major Dodge, Inc. and Major Chrysler, Plymouth, Jeep Eagle, Inc. from Harold Bendell, Bruce Bendell's brother, for $4 million in cash pursuant to a stock purchase agreement. In addition, Major Acquisition Corp. acquired certain real estate components from Messers. Bruce Bendell and Harold Bendell for $3 million.

The preferred stock issued to Bruce Bendell was designated as the "1997-Major Series of Convertible Preferred Stock." Mr. Bendell has converted all of the 1997-Major Series of Convertible Preferred Stock into an aggregate of 3,471,111 shares of our common stock. The foregoing acquisitions from Major Auto and Mr. Harold Bendell are collectively referred to herein as the "Major Auto Acquisition."

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

General

The Major Dealer Group is one of the largest volume automobile retailers in New York City. Major Auto owns and operates the following six (6) franchised automobile dealerships in the New York metropolitan area: (i) Chevrolet; (ii) Chrysler; (iii) Dodge; (iv) Jeep; (v) Subaru; and (vi) Kia. In addition, the Major Dealer Group owns three (3) other franchised dealerships in the New York metropolitan area: (i) Dodge; (ii) Nissan; and (iii) Suzuki. Major Auto also distributes General Motors' vehicles in the former Soviet Union. Through its dealerships, the Major Dealer Group sells new and used automobiles, provides related financing, sells replacement parts and provides vehicle repair service and maintenance.

Our President, Chief Executive Officer, Acting Chief Financial Officer and Chairman, Bruce Bendell, has more than 31 years experience in the automobile industry. Mr. Bendell began selling and leasing used vehicles in 1972 and has owned and managed franchised automobile dealerships since he acquired Major Auto's Chevrolet dealership in 1985. Under Mr. Bendell's leadership, the Major Dealer Group has expanded from a single-franchise dealership having approximately $10 million in revenues and 25 employees in 1985 to a nine (9) franchise dealership group having more than $397 million in revenues and more than 400 employees in 2002.

Industry Background

According to industry data from the National Automobile Dealers Association ("NADA Data"), on average in 2002, new vehicle sales constituted 59.6% of a franchised dealership's total sales. Unit sales of new vehicles decreased 1.8% in 2002 to a total of 16.8 million units sold. At an average retail-selling price of $26,163 per vehicle, new vehicle sales totaled approximately $439.5 billion in 2002. From 1998 to 2002, sales revenue from the sale of new vehicles increased approximately 14.8%. The average dealership's gross profit as a percentage of selling price for new vehicles was 5.6% in 2002.

According to NADA Data, on average in 2002, used vehicle sales constituted 28.6% of a franchised dealership's total sales. In 2002, franchised new vehicle dealers sold approximately 11.6 million retail used vehicles. At an average selling price of $13,841 per vehicle, used vehicle sales totaled approximately $160.6 billion in 2002. From 1998 to 2002, sales revenue from the retail sale of used vehicles increased approximately 5.0%. The average dealership's gross profit as a percentage of selling price for used vehicles was 11.0% in 2002. No assurance can be given that results of Major Auto's operations will conform to or meet NADA's industry results.

The following table sets forth information regarding vehicle sales by franchised new vehicle dealerships for the periods indicated:

UNITED STATES FRANCHISED DEALERS' VEHICLES SALES

                                             1998            1999            2000            2001            2002
                                                           (Units in millions; dollars in billions)
New vehicle unit sales                       16.2            16.9            17.4            17.1            16.8
New vehicle sales revenue (1)              $383.0          $413.1          $433.7          $441.1          $439.5
Used vehicle unit sales                      12.2            11.1            12.6            12.9            11.6
Used vehicle sales
revenue (1)                                $153.0          $146.9          $172.0          $179.9          $160.7

----------
(1) Sales revenue figures were generated by multiplying the total unit sales by the average retail-selling price of the vehicle for the given year.
      Source: National Automobile Dealers Association (NADA) Data, 2002.

In addition to revenues from the sale of new and used vehicles, automotive dealerships derive revenues from repair and warranty work, sale of replacement parts, financing and credit insurance and the sale of extended warranty coverage. According to NADA Data, revenues resulting from service and parts sales increased approximately 0.2% in 2002 for franchised dealerships. Revenue from parts and services constitutes, on average, approximately 11.8% of a franchised dealership's total sales.

Automotive dealerships' profits vary widely and depend in part upon the effective management of inventory, marketing, quality control and responsiveness to customers. According to NADA Data, in 2002, total franchised dealership gross profits were, on average, $4.2 million, with an average net profit before taxes of $599,000.

Over the past several years, to reduce the costs of owning a new vehicle, automobile manufacturers have offered favorable short-term lease terms. This attracted consumers to short-term leases and resulted in consumers returning to the new vehicle market sooner than if they had purchased a new vehicle with longer-term financing. In addition, the previous expansion of the short-term lease market provided new car dealerships with a continuing source of off-lease vehicles and also enabled dealerships' parts and service departments to provide repair service under factory warranty for the lease term. In more recent years, however, this trend has diminished and continues to do so in part due to other favorable alternatives being offered by automobile manufacturers such as 0% financing and rebates.

The automotive dealership industry has been consolidating in recent years. Until the 1960s, automotive dealerships were typically owned and operated by a single individual who controlled a single franchise. However, because of competitive and economic pressures in the 1970s and 1980s, particularly the oil embargo of 1973 and the subsequent loss of market share experienced by United States automobile manufacturers to imported vehicles, many automotive dealerships were forced to close or to sell to better-capitalized dealer groups. Continued competitive and economic pressure faced by automotive dealers and an easing of restrictions imposed by automobile manufacturers on multiple-dealer ownership have led to further consolidation. According to NADA Data, the number of franchised dealerships has declined from 36,336 in 1960 to 21,725 at the end of 2002.

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

Operating Strategy

Our operating strategy is to continually increase customer satisfaction and loyalty and to increase operating efficiencies. Key elements of this operating strategy are as follows:

Focus on Used Vehicle Sales. A key element of our operating strategy is to focus on the sale of used vehicles. According to NADA data, in 2002, approximately
11.6 million used cars were sold retail by dealers, which is 10.5% less than the number of such sales in 2001. Sales of used vehicles are generally more profitable than sales of new vehicles. For the industry as a whole, average gross profit on used vehicles was 11.0%, compared with new vehicle average gross profits of 5.9%. In 2002, our dealerships' average gross profit on used vehicles was approximately 19.3% and on new vehicles was approximately 10.0%. We believe that the New York metropolitan area is one of the largest markets for used vehicle sales in the United States and that we sell more used vehicles in the New York metropolitan area than any other automobile dealership or dealership group. We strive to attract customers and enhance buyer satisfaction by offering multiple financing and leasing options and competitive warranty products on every used vehicle we sell. We believe that a well-managed used vehicle operation affords us an opportunity to: (i) generate additional customer traffic from a wide variety of prospective buyers; (ii) increase new and used vehicle sales by aggressively pursuing customer trade-ins; (iii) generate incremental revenues from customers financially unable or unwilling to purchase a new vehicle; and (iv) increase ancillary product sales to improve overall profitability. To maintain a broad selection of high-quality used vehicles and to meet local demand preferences, we acquire used vehicles from trade-ins and a variety of sources nationwide, including direct purchases from individuals and fleets, and manufacturers' and independent auctions. We believe that the price at which we acquire used vehicles, our success in providing non-recourse financing to prospective buyers who may otherwise find it difficult to obtain financing and selling high priced quality used cars are the most significant factors contributing to the profitability of our used vehicle operations. We believe that, because of the large volume of used vehicles that we sell each month and the more than 31 years of experience in the used vehicle business of our President, Chief Executive Officer and Acting Chief Financial Officer, we are able to identify quality used vehicles, assess their value, purchase them for a favorable price and sell them profitably to a diverse customer base.

Major World Branding. We have established our Major World brand and www.majorworld.com Internet brand for our current used car operations and those of the Major Dealer Group's participating regional dealerships. With centralized buying and advertising as its focus, Major World is a catalyst in used car sales through our dealerships in the New York metropolitan area.

Provide a Broad Range of Products and Services. We offer a broad range of products and services, including an extensive selection of new and used cars and light trucks, vehicle financing, replacement parts and service. At our various locations, we offer, collectively, eight (8) makes of new vehicles- Chevrolet, Chrysler, Dodge, Jeep, Subaru, Kia, Nissan and Suzuki. In addition, we sell a variety of used vehicles at a wide range of prices. We believe that offering numerous makes and models of vehicles, both new and used, appeals to a broad cross section of customers, minimizes dependence on any one automobile manufacturer and helps reduce our exposure to supply problems and product cycles.

Operate Multiple Dealerships in Target Market. Our goal is to become the leading automotive dealer in our target market, the New York metropolitan area, by operating multiple dealerships in that market. To accomplish this, we had sought to acquire new franchises at favorable prices in our existing market and to expand our existing franchises to new markets, where practicable. We believed this strategy would enable us to achieve economies of scale in advertising, inventory management, management information systems and corporate overhead. We still believe that the operation of multiple dealerships provides synergies and economies, and our concentrations of dealerships in Long Island City, New York, Orange, New Jersey, and Hempstead, Long Island, give us effective geographic coverage. However, individual dealership profitability has become our primary focus and our strategies are designed to enhance the profitability of our highest potential dealerships and to close or divest non-performing or under-performing dealerships. No assurances can be given that such strategy will be successful.

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

Growth Strategy

In the past, our strategy for growth was focused on expanding our dealership group by making acquisitions of non-performing or underperforming dealerships in the New York metropolitan area. When this strategy was formulated, our stock price was relatively attractive and thus, a key component of the purchase price was the use of our common stock. Since the price of our stock has significantly declined from its levels at the time our acquisition strategy was conceived, the use of payment in the form of our common stock as consideration in acquiring automotive dealerships would be extremely dilutive to our shareholders. Additionally, we believe that the current prices being sought for dealerships at this time makes their acquisition unattractive. Consequently, we have postponed our plans for growth through acquisition. Instead, our focus is on maximizing revenues and profitability in our existing dealerships. However, while we are not presently seeking dealerships to acquire, if a particularly attractive opportunity should present itself, we would evaluate an acquisition.

We continue to expand our volume and profitability by focusing on our core dealership group and expanding and enhancing those operations. Part of this focus will be to continue to build on our profitable new and used vehicle sales. In particular, we believe that we can enhance used vehicle sales by capitalizing on our "Major World" brand and by continuing and expanding our successful sales efforts. In addition to thorough training of our sales and service staff and attentive customer service at the dealership level, we expect to expand our advertising in all media outlets. In addition, we continuously look to find attractive and viable financing products for our customers. We will look to improve upon our used car vehicle choices for our customers and maintain and augment our already wide range of late model used vehicles, which go from entry level to luxury and include custom vans and specialty vehicles.

To increase profitability, we will continue to utilize our expertise, buying power and facilities to take advantage of opportunities to obtain substantial numbers of quality used vehicles at attractive prices from public auctions and off-lease programs. During 2002, we changed our significant floor plan financing sources to others with lower interest rates and we have realized and expect to continue to realize significant saving from that change. Additionally, we will continue to use our substantial buying power to lower costs for equipment, supplies and outside vendor services.

Dealership Operations

We own and operate six (6) automobile franchises at four (4) locations in Long Island City, New York, two (2) franchises in two (2) locations in Hempstead, New York and one (1) franchise in one (1) location in Orange, New Jersey. We offer the following eight (8) makes of new vehicles: Chevrolet, Chrysler, Dodge, Jeep, Subaru, Kia, Nissan and Suzuki. Each location is run by a separate manager who is responsible for overseeing all aspects of the business conducted at that location. Each of the parts and service locations has two managers, one for parts and one for service. Each manager meets with our senior management on a weekly basis.

Bruce Bendell, our President, Chief Executive Officer, Acting Chief Financial Officer and Chairman, and Harold Bendell, a key employee and the brother of Bruce Bendell, are responsible for management of our dealerships. The Bendell brothers' management control is accomplished through (i) their ownership of 100 shares of our 1997A-Major Automotive Group Series of Preferred Stock (of which shares Bruce Bendell has a proxy to vote the 50 shares of the 1997A-Major Automotive Group Series of Preferred Stock owned by Harold Bendell for a seven-year period which commenced on January 7, 1998) which carries voting rights allowing them to elect a majority of the board of directors of Major Auto and (ii) a related management agreement. See "Certain Relationships and Related Transactions" below. Should either of the Bendell brothers cease managing the dealerships, their respective management rights under the management agreement will be automatically transferred to the other, and should both brothers cease managing the dealerships for any reason, the shares and management rights will be automatically transferred to a successor manager designated in a successor addendum to each dealership agreement or, failing such designation, to a successor manager designated by us (subject to approval by the applicable manufacturers). The management agreement expired by its term as of December 31, 2002. The management agreement provided, however, that if the ownership of the dealerships remains with us, the management agreement will continue upon the unilateral decision of either of the Bendell brothers. Upon the mutual agreement of the parties, the management agreement may be extended or modified. Accordingly, the parties have orally elected to continue the management agreement until such time as they reach agreement on terms of an extension to the management agreement.

New Vehicle Sales. We sell a complete product line of cars, sport utility vehicles, minivans and light trucks manufactured by Chevrolet, Chrysler, Dodge, Jeep, Subaru, Kia, Nissan and Suzuki. For the year ended December 31, 2002, our dealerships sold new vehicles generating revenue of approximately $140.7 million, which constituted approximately 35.5% of our total dealerships' revenues. Our gross profit margin on new vehicle sales for the year ended December 31, 2002 was approximately 10.0%, which is significantly higher than the industry average of 5.9%. Included in our gross profit is approximately $2.0 million of factory dealer incentives, primarily interest and advertising credits. The relative percentages of our new vehicle sales among the makes of vehicles we sold for the year ended December 31, 2002 was as follows:

                                       Percentage of
      Manufacturer                   New Vehicle Sales
      ------------                   -----------------
      Chevrolet                            31.0%
      Dodge                                12.6%
      Chrysler and Jeep                     9.6%
      Subaru and Kia                        7.6%
      Nissan                               34.4%
      Suzuki                                1.6%
      Discontinued dealerships              3.2%

The following table sets forth information with respect to our new vehicle sales for the year ended December 31, 2002:

      NEW VEHICLE SALES
      (dollars in millions)
      ---------------------
      Unit Sales               5,557
      Sales Revenue           $140.7
      Gross Profit             $14.7
      Gross Profit Margin      10.5%

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

In addition to our dealership operations, we have a distributorship agreement with General Motors pursuant to which we distribute new vehicles manufactured by General Motors to countries of the former Soviet Union. We generally receive a deposit on the purchase price of the vehicle from the local dealer and release the vehicle to the dealer upon full payment of the balance of the wholesale purchase price plus a percentage of the dealer's profit on the sale. We intend to expand our distributorship operation to former countries of the Soviet Union in the future to include the sale of used vehicles. Amounts of such sales have not been material in relation to our aggregate revenues.

Used Vehicle Sales. We offer a wide variety of makes and models of used vehicles, retail and wholesale, for sale. For the year ended December 31, 2002, we sold 16,050 used vehicles generating revenues of approximately $236.8 million, which constituted approximately 59.7% of our total revenues. Our gross profit margin on used vehicle sales for the year ended December 31, 2002 was approximately 19.3%, as compared with the industry average of 11.0%. We are one of the largest sellers of used vehicles in the New York metropolitan area.

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

The following table sets forth information with respect to our used vehicle sales for the year ended December 31, 2002:

      USED VEHICLE SALES
      (dollars in millions)
      ---------------------
      Unit Sales              16,050
      Sales Revenue           $236.8
      Gross Profit             $45.8
      Gross Profit Margin      19.3%

Parts and Service. We provide parts and service for new and used vehicles that we sell, and also service other makes of vehicles. For the period ended December 31, 2002, our parts and service operations generated revenues of approximately $19.3 million, which constituted approximately 4.9% of our total revenues at a gross profit margin of approximately 32.1%.

The increased use of electronics and computers in vehicles makes it more difficult for independent repair shops to retain the expertise to perform major or technical repairs. In addition, because motor vehicles are increasingly more complex and are subject to longer warranty periods, we believe that repair work will increasingly be performed at dealerships, like ours, that have the sophisticated equipment and skilled personnel necessary to perform the repairs.

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

The following table sets forth information with respect to our sales of parts and services for the year ended December 31, 2002:

      SALES OF PARTS AND SERVICES
      (dollars in millions)
      ----------------------------
      Sales Revenue                     $19.3
      Gross Profit                       $6.2
      Gross Profit Margin                32.1%

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

Our operations have been fostered by our ability to achieve economies of scale with respect to our marketing and advertising. According to NADA data, nationwide, the average cost of marketing and advertising per new vehicle sold in 2002 was approximately $507. Although advertising costs in the New York metropolitan area are generally higher than the national average, our cost of marketing and advertising per new vehicle sold of $493 is almost 3% less than the national average. Combined with a substantial increase in media exposure, which resulted in increased volume, our costs show the economies that we have achieved. These lower costs result from the fact that we: (i) have favorable contracts with four (4) major area daily newspapers; (ii) advertise in lower-cost niche markets (such as local ethnic markets, employee purchase programs and discount buying services); and (iii) utilize telephonic marketing and electronic marketing via services such as the Internet.

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

Competition

The market for new and used vehicle sales in the New York metropolitan area is one of the most competitive in the nation. In the sale of new vehicles, we compete with other new automobile dealers that operate in the New York metropolitan area. Some competing dealerships offer some of the same makes as our dealerships and other competing dealerships offer other manufacturer's vehicles. Some competing new vehicle dealers are local, single-franchise dealerships, while others are multi-franchise dealership groups. In the sale of used vehicles, we compete with other used vehicle dealerships and with new vehicle dealerships that operate in the New York metropolitan are that also sell used cars. In addition, we compete with used car "superstores" that have inventories that are larger and more varied than ours.

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

Acquisition Strategy

Our prior acquisition strategy contemplated that a key component of the purchase price would be paid in our common stock. Since the price of our stock has significantly declined from its levels at the time our acquisition strategy was conceived, it is no longer practicable for us to consider using our common stock as consideration in acquiring automotive dealerships. Additionally, we believe that the current prices being sought for dealerships at this time makes their acquisition unattractive. Consequently, we have postponed our plans for growth through acquisition. Instead, our focus is on maximizing revenues and profitability in our existing dealerships. However, while we are not seeking dealerships to acquire, if a particularly attractive opportunity should present itself, we would evaluate an acquisition.

DISCONTINUED OPERATIONS

In November 2000, we announced our intention to divest our non-automotive operations by way of sale, merger, consolidation or otherwise by the most economically viable means, in order to maximize shareholders' value from these operations and to maintain our focus on the operation and consolidation of our retail automotive dealerships.

During the year ended December 31, 2002, the Company incurred and recognized $344,000 loss from discontinued operations, before $138,000 tax benefit. This loss is comprised of litigation settlements of $225,000 (see Note 15 of Notes to Consolidated Financial Statements included elsewhere in this Form 10-K) and reduced realization of notes receivable relating to sales of discontinued operations.

RECENT DEVELOPMENTS

Floor Plan Financing

In September 2001, Chrysler Financial Company, LLC ("CFC"), one of our primary floor plan credit sources for approximately $30 million for the financing of our vehicle inventory, notified us that CFC had re-evaluated its credit and lending relationship with us and was requiring us to seek a replacement lending institution to refinance and replace all existing CFC credit facilities. Consequently, in March 2002, we entered into a floor plan financing arrangement with General Motors Acceptance Corporation ("GMAC") for GMAC to provide the floor plan credit for the financing of our Chevrolet dealership's new and used vehicle inventory. This is the flagship dealership of our operations and accounted for more than 30% of our new vehicle revenues and more than 80% of our consolidated used vehicle revenues in the year 2002. Additionally, in March 2002, we entered into a credit agreement with HSBC Bank, USA ("HSBC") pursuant to which HSBC is providing the floor plan credit for the financing of our Chrysler/Jeep, Dodge and Kia dealerships' new and used vehicle inventory. As a result of the GMAC and HSBC credit facilities, we completed the replacement of financing for all of the dealerships that were previously financed by CFC.

In May 2002, we entered into an agreement with Nissan Motor Acceptance Corporation ("NMAC") pursuant to which NMAC replaced the then existing floor plan credit for the financing of our Nissan dealership's new and used vehicle inventory up to an aggregate of $8.5 million. Subsequently, in December 2002, NMAC took over the floor plan financing for our Suzuki dealership up to an aggregate of $2 million.

In January 2003, we entered into an agreement with Primus Financial Services, Inc. ("Primus") pursuant to which Primus replaced the then existing floor plan credit for the financing of our Compass Dodge dealership's new and used vehicle inventory up to an aggregate of $1.5 million.

We believe that the terms of each of these new floor plan lines, including interest rates, are more favorable than those of each of the lines they replace. In order to obtain floor plan financing at favorable rates, each of Bruce Bendell and Harold Bendell agreed to either guarantee certain of our floor plan debt or provide certain collateral in connection with our floor plan or other borrowings. Our Board of Directors has agreed to obtain independent valuations of such credit enhancement and collateral usage and compensate each of the Bendells' the fair value of his respective contributions. Consequently, we have engaged an independent valuation firm to value the credit enhancement and have received a preliminary valuation from such firm of $160,000 for the economic risk value of the credit enhancement. Accordingly, we have accrued such amount as a liability in the third quarter of 2002. When the final valuation has been completed, and our Board of Directors has reviewed the results and evaluated the circumstances of the credit enhancement relative to the enterprise value of our company as a whole, adjustment, if necessary and warranted, will be made for any difference from the preliminary valuation.

Acquisitions of Certain Dealerships

In May 2001, we acquired a Suzuki franchise and certain Suzuki vehicles and parts from Hempstead F.S. Motors, Ltd. and a debtor-in-possession. The purchase price of $309,877 out of a total deposit of $500,000 for this and other potential, but subsequently abandoned, acquisitions, was paid on May 4, 2001. The balance of the deposit is being held in escrow pending resolution of certain issues relating to the closing.

Termination of Franchise Agreements

In the third quarter of 2002, we voluntarily surrendered our Hempstead Mazda dealership's franchise agreement with Mazda and received the franchise-mandated payments for Mazda proprietary equipment, which was approximately equal to the book value of those assets. Separately, during that same quarter, we voluntarily surrendered our Compass Lincoln Mercury franchise to the Ford Motor Company and received, in addition to the franchise-mandated payments for Lincoln Mercury proprietary equipment, which was approximately equal to the book value of those assets, financial assistance of $600,000. Accordingly, a gain for $600,000 was recognized in the third quarter of 2002. Additionally, in the second quarter of 2002, we closed our Daewoo dealership because Daewoo USA ceased business in the United States. Overall, we determined that the fair value of our aggregate liability in connection with these franchise termination transactions was approximately $600,000, which was provided for in the third quarter of 2002 and offset against the $600,000 gain.

RISK FACTORS

The following risk factors should be reviewed carefully, in conjunction with the other information in this Form 10-K and our consolidated financial statements. These factors, among others, could cause actual results to differ materially from those currently anticipated and contained in forward-looking statements made in this Form 10-K and presented elsewhere by our management from time to time. These factors are not intended to represent a complete list of the general or specific factors that may affect us. Other factors, including general economic factors and business strategies, may have a significant effect on our business, financial condition and results of operations.

AUTOMOBILE MANUFACTURERS EXERCISE SIGNIFICANT CONTROL OVER OUR OPERATIONS AND WE ARE DEPENDENT ON THEM TO OPERATE OUR BUSINESS.

Like other franchised new vehicle dealers, we are significantly dependent upon our relationships with, and the success of, the manufacturers with which we have franchised dealerships. We are also dependent on the manufacturers to provide us with an inventory of new vehicles. The most popular vehicles tend to provide us with the highest profit margin and are the most difficult to obtain from the manufacturers. In order to obtain sufficient quantities of these vehicles, we may be required to purchase a larger number of less desirable makes and models than we would otherwise purchase. Sales of less desirable makes and models may result in lower profit margins than sales of more popular vehicles. If we are unable to obtain sufficient quantities of the most popular makes and models, our profitability may be adversely affected. We may become dependent on additional manufacturers in the future as a result of our acquisition strategy and changes in our sales mix.

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

OUR AUTOMOBILE OPERATIONS ARE GEOGRAPHICALLY CONCENTRATED AND SUBJECT TO LOCAL ECONOMIC CONDITIONS.

      We believe that the automotive retail industry is influenced by general economic conditions and particularly by consumer confidence, the level of personal discretionary spending, interest rates, fuel prices, unemployment rates and credit availability. Historically, unit sales of motor vehicles, particularly new vehicles, have been cyclical, fluctuating with general economic cycles. During economic downturns, retail new vehicle sales tend to experience periods of decline characterized by oversupply and weak demand. The current economic outlook in the aftermath of the September 11, 2001 attacks is uncertain. The automotive retail industry may experience sustained periods of decline in vehicle sales in the future. In addition, changes in interest rates could significantly impact our vehicle sales because a significant portion of vehicle buyers finance their purchases. Any decline or change of this type could have a material adverse effect on our business, revenues and profitability.

      In addition, all of our dealerships are located in the greater New York metropolitan area. As a consequence, our results of operations depend substantially on general economic conditions and consumer spending habits and preferences in the New York metropolitan area, as well as various other factors, such as tax rates and applicable state and local regulation. There can be no assurance that we will be able to adequately insulate ourselves from the adverse effects of local or regional economic conditions.

OUR FUTURE OPERATING RESULTS WILL BE DIRECTLY RELATED TO THE AVAILABILITY AND COST OF CAPITAL TO US.

The principal sources of financing for new and used automobile inventories have historically been lines of credit from commercial lenders and other financial institutions and from cash generated from operations. During 2001, we were notified by CFC that it was terminating its financing. Although we successfully able to replace CFC and our other floor plan lenders, there can be no assurance that we will be able to continue to obtain capital for our current or expanded operations on terms and conditions that are acceptable to us.

If we choose to pursue growth through the acquisition of additional dealerships, it will require substantial capital. In such case, our expansion and new acquisitions may involve cash, the need to incur debt or the need to issue equity securities, which could have a dilutive effect on our then outstanding capital stock. We may seek to obtain funds through borrowings from institutions or by the public or private sale of our securities. There can be no assurance that we will be able to obtain capital to finance our growth on terms and conditions acceptable to us.

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

      -     diluting ownership percentages of current and future shareholders.

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

THE LOSS OF KEY PERSONNEL AND OUR LIMITED MANAGEMENT AND PERSONNEL RESOURCES COULD ADVERSELY AFFECT OUR OPERATIONS AND GROWTH.

Our future success will depend to a significant extent on key personnel and on the continued services of our senior management and other key personnel, particularly Bruce Bendell and Harold Bendell, a senior executive of the Major Dealer Group. The loss of the services of these employees, or certain other key employees, are likely have a material adverse effect on our business. Bruce Bendell and Harold Bendell are currently employed at will, subject, in the case of Bruce Bendell, to certain post-employment compensation arrangements in the event of termination prior to June 30, 2004. See "Executive Compensation:
Employment Contracts, Termination of Employment and Change-In-Control Arrangements." We do not maintain "key person" life insurance for any of our personnel. Our future success will depend on our continuing ability to attract, retain and motivate other highly skilled employees. Competition for such personnel in our industry is intense. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business, financial condition and operations may be adversely affected.

POTENTIAL CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT PERSONNEL AND US COULD ADVERSELY AFFECT OUR FUTURE PERFORMANCE.

We have entered into, or contemplate that we may enter into, several transactions with our Bruce Bendell and/or his brother, Harold Bendell. Such transactions include the following:

      - In 1996, we acquired Major Fleet from the Bendell brothers. In exchange, the Bendell brothers received (a) shares of our 1996-Major Series of Convertible Preferred Stock, (b) warrants that carry registration rights, which have been exercised, and (c) the right to manage the operations of the Major Dealer Group's vehicle leasing activities pursuant to a management agreement.

      - We acquired Major Auto from Bruce Bendell and Harold Bendell in May 1998. Bruce Bendell and Harold Bendell received shares of our 1997A-Major Automotive Group Series of Preferred Stock in that transaction and Bruce Bendell has a proxy to vote the 50 shares of the 1997A-Major Automotive Group Series of Preferred Stock owned by Harold Bendell for a seven-year period, which commenced on January 7, 1998. These shares allow the Bendell brothers to elect a majority of the directors of Major Auto. The Bendell brothers are also parties to a management agreement with Major Auto that gives them control over its day-to-day operations. Should we and the Board of Directors of Major Auto disagree as to a particular course of action, the Board of Directors of Major Auto will be able to take that action over our objection. Conflicts could arise between our Board of Directors and the Board of Directors of Major Auto as to the appropriate course of action to be taken in the future. The management agreement does prohibit certain actions from being taken without the prior approval of our Board of Directors, including: (i) disposition of any of the Major Auto dealerships; (ii) acquisition of new dealerships; and (iii) our incurring liability for Major Auto indebtedness.

      - The management agreement provides that, should either of the Bendell brothers cease managing the dealerships, ownership of his 1997A-Major Automotive Group Series of Preferred Stock shares and his management rights under the management agreement will be automatically transferred to the other, and should both brothers cease managing the dealerships for any reason, the shares and management rights will be automatically transferred to a successor manager designated in a successor addendum to each dealership agreement or, failing such designation, to a successor manager designated by us (subject to approval by the applicable manufacturers). The management agreement has expired by its term as of December 31, 2002. The management agreement provided, however, that if the ownership of the dealerships remains with us, the management agreement will continue upon the unilateral decision of either of the Bendell brothers. Upon the mutual agreement of the parties, the management agreement may be extended or modified. Accordingly, the parties have orally elected to continue the management agreement until such time as they reach agreement on terms of an extension to the management agreement. The parties have entered discussions with our Board of Directors' Compensation Committee with respect to an extension to the management agreement. There can be no assurance that such agreement will achieved and, if not achieved, whether a successor manager can be retained on terms acceptable to us and, if so, whether such manager will be acceptable to the applicable manufacturers.

      - In connection with the acquisition of our Nissan dealership in Hempstead, New York, we obtained an option to acquire that dealership's land and building from the landlord who held the lease on that property. We exercised our option, but were unable to obtain the financing necessary to effect the purchase. Since the lease expiration was concurrent with the required property acquisition date and we were unsuccessful in obtaining an extension of the lease term, it became imperative to the Nissan dealership's operations to maintain its presence at that location. In order to ensure continuity of the dealership's operations, in a transaction approved by our Board of Directors, Bruce Bendell and Harold Bendell agreed to personally acquire the property through a company they formed and lease it back to us. The result of this transaction was to eliminate the capitalized lease of approximately $3.6 million and the related liability of $3.0 million that we had recorded in connection with this property. The difference of $637,000, the book value of the purchase option, was recorded as a long-term related party receivable, which is included in other non-current assets. We entered into a lease with the new landlord for five years with a five-year renewal option for approximately the same monthly rental we were previously paying. An independent appraiser has been retained in order to determine a fair market rent so that the current rent could be adjusted and the lease revised, accordingly, if necessary. Similarly, the value of the purchase option will be determined and an adjustment to the related party receivable will be made and a gain or loss will be recorded at that time if the value of the option at the date of transfer exceeded its book value of $637,000. The receivable will be repaid, ratably, through monthly payments over the remaining term of the lease, together with related interest at a market rate. Based on the final report of the appraiser, no adjustment is required for either the rental rate or the receivable balance.

      - In unrelated transactions, in order to obtain floor plan financing at favorable rates, each of Bruce Bendell and Harold Bendell has agreed to either guarantee certain of our floor plan debt or provide certain collateral in connection with our floor plan or other borrowings. Our Board of Directors has agreed to obtain independent valuations of such credit enhancement and collateral usage (together, "Credit Enhancements") and pay each of the Bendells' the fair value of his respective contributions. We have engaged an independent valuation firm and have received a preliminary valuation from such firm of $160,000 for the economic risk value of the Credit Enhancement. Accordingly, we have accrued such amount as a liability in the third quarter of 2002. When the final such valuations have been completed, and our Board of Directors has reviewed the results and evaluated the circumstances of the Credit Enhancement relative to our enterprise value, adjustment, if necessary and warranted, will be made for any difference from the preliminary estimate.

      - Harold Bendell has acquired the rights to an off premises storage facility that was previously leased by us, on a month-to-month basis, from an independent third party. Accordingly, we are now leasing such facility from Mr. Bendell for $15,000 per month, approximately the same monthly rental we were paying to the prior landlord.

      - Each of Bruce Bendell and Harold Bendell has total or partial ownership interests in dealerships that are not owned by us. We have ongoing business relationships with each of these unrelated dealerships, whereby we sell vehicles to them and they sell vehicles to us. In 2002, we had sales aggregating $1.5 million to dealerships owned by the Bendell brothers and had purchases aggregating $14.2 million from such dealerships. We believe that all such purchases and sales were made at prices approximating those that would otherwise obtained in arms-length transactions. However, there is a potential for conflicts of interest in pricing of vehicles and referral of customers and, although our internal controls are designed to identify situations where adverse consequences to us may occur due to conflicts of interests exists we cannot provide absolute assurance that such consequences will not occur.

OUR FOCUS ON EXISTING DEALERSHIPS CHANGE MAY AFFECT OUR OPERATIONS.

In the past, our strategy for growth was principally focused on expanding our dealership group through acquisitions of non-performing or underperforming dealerships in the New York metropolitan area. When this strategy was formulated, our stock price was relatively attractive and thus, a key component of the purchase price was our common stock. Since the price of our stock has significantly declined from its levels at the time our acquisition strategy was conceived, the use of payment in the form of our common stock as consideration in acquiring automotive dealerships would be extremely dilutive to our shareholders. Additionally, we believe that the current prices being sought for dealerships at this time makes their acquisition unattractive. Consequently, we have postponed our plans for growth through acquisition. Instead, our focus is on maximizing revenues and profitability in our existing dealerships. There can be no assurance our adoption of such a strategy will not adversely affect our business, financial condition and operations.

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

WE FACE RISKS IN CONNECTION WITH LEGAL PROCEEDINGS IN WHICH WE ARE INVOLVED.

We are subject to a number of lawsuits, many of which have been settled. While we believe that we have substantial defenses to the asserted claims and intend to vigorously defend the active suits, judgments against us with respect to the active actions could have a material adverse effect on our financial condition. See "Legal Proceedings."

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

Mr. Bruce Bendell is the beneficial owner of approximately 42.6% of our common stock. In addition, we believe that our former President and Chief Executive Officer, Mr. Doron Cohen, is the beneficial owner of approximately 5.4% of our common stock. Pursuant to a Separation and Release Agreement with us dated August 8, 2000, Mr. Cohen is required to take all necessary steps to cause all of these shares to be voted in accordance with the recommendation of the majority of our Board of Directors, provided that such majority includes a majority of our non-employee directors. This concentration of voting power may severely limit the ability of other of our stockholders to elect directors or influence other corporate decisions and may, among other things, have the effect of delaying or preventing a change in control of the Company or preventing our stockholders from realizing a premium on the sale of their shares upon an acquisition of the Company.

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

Moreover, at our 2000 annual meeting, our Board of Directors and majority of our shareholders approved amendments to our Articles of Incorporation to provide for the classification of our Board of Directors into three classes of directors with staggered terms of office. One class of directors holds office for a term expiring at the 2004 annual meeting; a second class of directors holds office for a term expiring at the 2005 annual meeting; and a third class of directors holds office for a term expiring at the 2003 annual meeting. At each annual meeting following this classification and election, the successors to the class of directors whose terms expire at that meeting are elected for a term of office to expire at the third succeeding annual meeting after their election and until their successors have been duly elected and qualified. This classified board amendment will significantly extend the time required to effect a change in control of our Board of Directors and may discourage hostile takeover bids for us. It will take at least two annual meetings for even a majority of shareholders to effect a change in control of our Board of Directors, because only a minority of the directors will be elected at each meeting. The classified board proposal is designed to assure continuity and stability in our Board of Directors' leadership and policies. Because of the additional time required to change control of our Board of Directors, the classified board amendment tends to perpetuate present management. Without the ability to obtain immediate control of our Board of Directors, a takeover bidder will not be able to take action to remove other impediments to its acquisition of us. Because the classified board amendment increases the amount of time required for a takeover bidder to obtain control of us without the cooperation of our Board of Directors, even if the takeover bidder were to acquire a majority of our outstanding stock, it tends to discourage certain tender offers, perhaps including some tender offers that shareholders may feel would be in their best interests. The classified board proposal also makes it more difficult for the shareholders to change the composition of our Board of Directors even if the shareholders believe such a change would be desirable.

Additionally, at our annual meeting in December 2000, our Board of Directors and the majority of our shareholders approved amendments to our Articles of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000. The amendment authorized sufficient additional shares of our common stock to provide us with the flexibility to make such issuances from time to time for any proper purpose approved by our Board of Directors, including issuances to effect acquisitions or raise capital and issuances in connection with future stock splits or dividends, without the necessity of delaying such activities for further stockholder approval except as may be required in a particular case by our charter documents, applicable law or the rules of any stock exchange or other system on which our securities may then be listed. The amendment, however, could have an anti-takeover effect, although that was not its intention. For example, if we were the subject of a hostile takeover attempt, we could impede the takeover by issuing shares of our common stock, thereby diluting the voting power of the other outstanding shares and increasing the potential cost of the takeover. The availability of this defensive strategy to us could discourage unsolicited takeover attempts, thereby limiting the opportunity for our stockholders to realize a higher price for their shares than is generally available in the public markets.

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

Holders of our outstanding options and warrants are likely to exercise them when, in all likelihood, we can obtain additional capital on terms more favorable than those provided in the options and warrants. Our ability to obtain additional financing may also be adversely affected by our obligation to register shares of common stock under the Securities Act. Castle Trust and Management Services Limited, as Trustee under the Millennium I Trust created under that certain Deed of Settlement dated October 2, 1996, has the right (on an unlimited number of occasions) to require us to register all or any portion of the common stock, aggregating 147,784 shares, into which the 125,000 shares of our 1996-Major Series of convertible preferred stock has been converted (the "1996 Demand Shares"). Further, if we register any shares of common stock, we will have to offer to include the 1996 Demand Shares and 3,471,111 shares of common stock into which the 1997-Major Series of Convertible Preferred Stock (the "1997 Major Preferred"), issued to Bruce Bendell in the Major Auto Acquisition, was converted. In October 1999, Mr. Bendell converted 400,000 of such shares of 1997 Major Preferred into 360,000 shares of common stock. In May 2001, he converted an additional 400,000 of such shares of 1997 Major Preferred into 1,777,778 shares of common stock. In February 2002, Mr. Bendell converted the balance of his 100,000 shares of 1997 Major Preferred stock into 1,333,333 shares of common stock.

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

OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ STOCK MARKET.

In August 2002, we received a Notification of Deficiency from the Nasdaq Stock Market, Inc. ("Nasdaq") indicating that we were not in compliance with Nasdaq Marketplace Rule 4450(a)(5) relating to minimum bid price per share ($1.00) that is required for continued listing on the Nasdaq National Market. We were given until November 20, 2002 to demonstrate compliance with this rules or face delisting. We were, however, given the option to apply to transfer our securities to the Nasdaq SmallCap Market, which, if such application were accepted, would grant us an extended grace period, until February 18, 2003 to demonstrate compliance with the $1.00 minimum bid requirement.

Accordingly, inasmuch as we did not achieve compliance with the $1.00 minimum bid requirement by the November 20, 2002 deadline, we applied for listing on the Nasdaq SmallCap Market. In December 2002, we received notice from Nasdaq indicating that our common stock had been approved for listing on the Nasdaq SmallCap Market. Consequently, the Company's shares were transferred to the Nasdaq SmallCap Market at the opening of business on January 2, 2003.

Nasdaq noted that we met all of the continued inclusion criteria for the Nasdaq SmallCap Market, except for the minimum $1.00 bid price per share requirement set forth in Nasdaq Marketplace Rule 4310(c)(4) (the "Rule"). We then had until February 18, 2003 to demonstrate compliance with the Rule by maintaining a closing bid price for our common stock of $1.00 per share or more for a minimum of ten consecutive trading days. We failed to demonstrate compliance with the Rule by February 18, 2003. However, since we have met the initial listing criteria for listing on the Nasdaq SmallCap Market, we have been granted an additional 180 calendar day grace period to demonstrate compliance with the Rule.

Consequently, our common stock may be eligible to transfer back to the Nasdaq National Market if, by August 18, 2003, our bid price per share has been at least $1.00 for 30 consecutive trading days and, at all times, we maintain compliance with the Nasdaq National Market continued listing requirements while on the Nasdaq SmallCap Market, excluding bid price.

If we are unable to demonstrate a minimum bid price of our common stock at $1.00 per share or more for a minimum of ten consecutive days at any time before August 18, 2003, or fail to maintain compliance with the other listing requirements, our common stock will be de-listed. If a delisting were to occur, our common stock would trade on the OTC Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.

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

We have an interest in the following leases, under which Major Dealer Group presently pays aggregate annual rental payments of $777,700:

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

         - Compass Lincoln Mercury ("Compass") leases from Ford Motor Car Company approximately 30,000 square feet used for showroom, office, service department and storage facilities in Orange, New Jersey. This lease is currently on a month to month basis at an annual cost of $90,000. Additionally, Compass leases 7,000 square feet of showroom, office and storage space in Orange, New Jersey, from an unaffiliated third party at an annual rental of $90,000. This lease is scheduled to expire on March 31, 2009. Compass also leases space for a service department and storage facilities in Orange, New Jersey, at an annual rental of $150,000. This lease expires on August 31, 2006. Finally, Compass leases additional space for storage facilities, on a month to month basis, from an unaffiliated third party at an annual rent of $19,200.

         - Major Chevrolet leases from an unrelated third party, for $300,000 annually, two adjacent automobile dealership facilities in Long Island City, New York, comprising approximately 250,000 square feet. This lease expires on February 1, 2004, but Major Chevrolet has the option to extend the lease for up to three additional five-year terms.

One of our subsidiaries, Hempstead Mazda, Inc., whose franchise was voluntarily surrendered, leases from its former owner, on behalf of our subsidiary, Major Nissan of Garden City ("Major Nissan"), approximately 140,000 square feet of land and buildings in Hempstead, New York, that is used for showroom, office and storage space. The lease expires on September 30, 2009. The current annual rent is $234,000.

Major Nissan of Garden City, Inc. leases from a related party, 316 N. Franklin LLC, a company owned by Bruce Bendell and Harold Bendell, approximately 105,000 square feet used for showroom, office, service department and storage facilities. The property is located on the borderline of Hempstead, New York and Garden City, New York. The current annual rent is $384,000 and the lease expires on June 30, 2007. The Company originally had an option on the purchase of the property, but was unable to obtain financing to consummate the purchase. The Bendell brothers agreed to buy the property and lease it to Major Nissan at a fair market rent and pay us the fair value of the purchase option, approximately $360,000, over the initial term of the lease. An independent appraiser whom we retained determined the fair values. Accordingly, the amount due for the option is being repaid by reducing the actual monthly lease payment to 316 N. Franklin LLC by approximately $6,000 per month (See Note 12 of Notes to Consolidated Financial Statements included elsewhere in this Form 10-K).

ITEM 3.  LEGAL PROCEEDINGS

In re: Fidelity Holdings Securities Litigation.

This class action, in the United States District Court for the Eastern District of New York, was purportedly brought on behalf of all persons who acquired shares of our common stock between June 24, 1999 and April 17, 2000. Named as defendants along with us were Doron Cohen, Richard L. Feinstein and Bruce Bendell.

In August 2001, the lead plaintiffs in this class action served a Consolidated and Amended Class Action Complaint. This Complaint alleged, among other things, that plaintiffs and other members of the putative class were damaged when they acquired shares of our common stock because defendants allegedly issued materially false and misleading statements and failed to disclose material information which purportedly cause such stock to trade at artificially inflated prices during the class period. The complaint alleged violations of Sections 10(b) and 20(a) of the 1934 Exchange Act, as amended (the "Exchange Act") and Rule 10b-5 promulgated thereunder. The allegedly misstated and omitted information concerned primarily the prospects for our technology business. The complaint sought, among other things, damages in an unspecified amount. In September 2001, we moved to dismiss the complaint for failure to state a claim upon which relief can be granted and for failure to plead with the legally-required factual particularity. In October 2001, we reached an agreement with lead plaintiffs to settle this action for $4.45 million, subject to the consent thereto of our insurance company and court approval. Subsequently, in March 2003, our insurance company and the United States District Court Eastern District of New York consented to and approved, respectively, the settlement.

Stephen B. Wechsler, et al. v. Fidelity Holdings, Inc. et al.

On December 26, 2000, an action was commenced against us in the United States District Court for the Eastern District of New York. This action was brought on behalf of certain persons who acquired an unstated number of shares of our common stock between December 1999 and May 2000. We were named as a defendant in this case along with Doron Cohen, Richard L. Feinstein and Bruce Bendell. On December 26, 2000, plaintiffs filed a Second Amended Complaint, which alleged, among other things, that the plaintiffs sustained damages when they acquired shares of our common stock because we allegedly issued materially false and misleading statements and failed to disclose material information which purportedly caused such stock to trade at artificially inflated prices. The Second Amended Complaint alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The allegedly misstated and omitted information concerned our reported income for the first three quarters of 1999 and the prospects for our technology business. The Second Amended Complaint sought, among other things, damages "in an amount, not less than" one million dollars. On February 16, 2001, we and Messrs. Bendell and Feinstein filed a motion to dismiss the Second Amended Complaint for failure to plead with the legally-required factual particularity. In the fourth quarter of 2002, the action was settled for $120,000, which has been funded by our insurance carrier.

Daniel Tepper v. Fidelity Holdings, Inc; Fidelity Holdings, Inc. (Third Party Plaintiff) v. InvestAmerica et al.

In and around July 10, 2001, Daniel Tepper commenced suit in the Southern District of New York against Bruce Bendell, Doron Cohen and Richard Feinstein. While the initial complaint had eight causes of action, as a result of successful motion practice there are three (3) remaining causes of action (i) conversion, (ii) breach of fiduciary duty; and (iii) negligence. The claims underlying this action are that we failed to remove restrictive legends that appeared on Mr. Tepper's stock certificates. This action mirrors a Nevada action brought by Mr. Tepper several years ago for which he obtained a judgment of $553,000, which has been satisfied. In light of the satisfaction of the Nevada judgment, the Court has directed that a motion be made to dismiss the New York action to ban a double recovery. As the motion is only returnable in July of 2003, we are unable to predict the outcome of this matter.

Fidelity Holdings, Inc., IG2 and 786710 Ontario, Ltd. v. Michael Marom and M.M. Telecom, Corp.

We and our former subsidiaries IG2, Inc. and 786710 Ontario, Ltd. are plaintiffs in a legal action against Michael Marom and M.M. Telecom, Corp. in the Supreme Court of the State of New York, County of Queens, Index No. 25678/96. We filed a complaint on December 23, 1996 against the defendants alleging: (i) breach of a letter agreement between the parties; (ii) tortuous interference with business opportunities; and (iii) slander. Defendants filed an answer with counterclaims, which included, inter alia: (i) fraud; (ii) breach of contract; (iii) tortious interference with business opportunities; and (iv) tortuous interference with contract. Both parties have completed discovery and the collective Plaintiffs, including us, have made a motion for summary judgment against Defendants seeking to have Defendants' counterclaims dismissed entirely and with prejudice. A decision was rendered by the court which dismissed the claims for tortuous interference with business opportunities and contract, but denied the remainder of the motion. The case is currently stayed as a result of IG2, Inc. filing for bankruptcy protection in January 2003. If the stay is lifted, we believe that the matter will quickly proceed to trial.

Sanford Goldfarb v. Robert LeRea, Doron Cohen, Bruce Bendell, Kimberly Peacock and The Major Automotive Companies, Inc. f/k/a Fidelity Holdings, Inc.

On September 23, 2002, a lawsuit was commenced by Ira Hochman and Sanford Goldfarb against Robert LaRea, Doron Cohen, Bruce Bendell, The Major Automotive Companies, Inc. and Kimberly Peacock. The suit seeks damages of up to $10,000,000 for breach of contract, quantum merit, unjust enrichment, conversion and fraud. It is plaintiffs' contention that they entered into agreements with us and the other defendants to promote our company in exchange for stock. It is plaintiffs' further contention that, in spite of their time and efforts, we and the other defendants failed to compensate plaintiffs as agreed. Plaintiffs also allege that they provided a bridge loan to defendants in the sum of $1,830,000, which has not been repaid. Currently, there is a motion to dismiss pending. If the motion fails, the action will proceed into the discovery stage. We believe that these allegations have no merit and intend to vigorously defend this suit.

International Securities Corp. v. Fidelity Holdings, Inc.

On or about March 2001, an action was commenced against us in the Supreme Court of the State of New York, New York County. This action alleged that International Securities Corp. ("ISC") was owed commissions for money it secured for us in connection with a private placement of our securities. This action was settled in January 2003 for $133,125, all of which was paid by February 1, 2003.

Dr. Roland Nassim v. Computer Business Sciences, Inc. and Fidelity Holdings,
Inc.

On April 12, 2001, Dr. Roland Nassim commenced a lawsuit against our former subsidiary, Computer Business Sciences, Inc., and us in the Supreme Court, New York County. The basis of the lawsuit was for breach of contract of an agreement entered into on December 1, 1999. The agreement was part of a buyout of Computer Business Sciences, Inc. of Dr. Nassim's telephony business to various countries. The purchase price was approximately $500,000 in our stock. It was Dr. Nassim's position that the stock was only worth $27,000. In January 2002, we reached a settlement with Dr. Nassim and have issued 225,000 shares of our stock in his name as full settlement.

Ronald K. Premo v. Fidelity Holdings, Inc.

In May 2001, Ronald Premo, a former officer of one of our technology subsidiaries filed suit in Connecticut Supreme Court seeking employment related damages in excess of $300,000. In October 2001, through an arbitration proceeding, we reached a settlement agreement with Mr. Premo by which he would be paid an aggregate of $72,079 over ten months plus 15,000 shares of our common stock with a guaranteed aggregate value, at the first anniversary date of the shares' issuance, of $72,079. The initial 15,000 shares of common stock were issued and the $72,079 was paid. Based on the market value of our common stock at the anniversary date, an additional 69,800 shares of our common stock were issued to Mr. Premo during the first quarter of 2003.

James R. Wallick v. Bruce Bendell, Individually And In His Capacity As An Officer, Director And Majority Shareholder Of The Defendant Corporations, Fidelity Holdings, Inc., et al.

On September 25, 2001, Mr. Wallick, a former director and officer, filed a lawsuit against us in the United States District Court of New Jersey. In this action, Mr. Wallick alleged that the defendants breached an oral, written and implied-in-fact employment agreement with Mr. Wallick, acted in bad faith in connection with the employment agreement, intentionally and negligently misrepresented promises relating to Mr. Wallick's employment and intentionally and tortiously interfered with the contractual and employment relationship of Mr. Wallick. Mr. Wallick sought, among other things, compensatory and punitive damages for the alleged violations in the amount of $540,000. On October 10, 2002, we entered into a Separation and Release Agreement with Mr. Wallick, wherein we settled all matters with Mr. Wallick arising out of his former employment with us and our subsidiaries. Mr. Wallick received, among other things, an aggregate amount of $452,500, an amount approximately equal to the minimum to be paid during the remaining term of his employment agreement, in consideration to be bound by the terms of the Agreement. Pursuant to the Agreement, Mr. Wallick returned the 4,500 shares of our common stock that were issued to him in February 2000 and dismissed, with prejudice, and without an award of costs or attorneys' fees, the complaint previously filed against us.

GELCO Corporation, et al. v. Major Chevrolet, Inc.

On December 19, 2001, GELCO Corporation ("GELCO") filed a complaint against Major Chevrolet, Inc. in the United States District Court for the Northern District of Illinois, Eastern Division. The basis for the lawsuit was alleged breach by Major Chevrolet, Inc. of the terms and conditions of the purchase of automobiles and automobile leases under that certain dealer lease plan agreement and alleged breach arising out of the purchaser of retail sales contracts under that certain dealer retail agreement by and between the parties. GELCO was seeking $2,767,000 in damages. On January 24, 2003, the action was settled for $900,000, consisting of an initial payment of $300,000 and a 20-month promissory note for $600,000.

Zannett Lombardier Ltd., et al. v. The Major Automotive Companies, Inc.

On October 24, 2001, Zannett Lombardier Ltd. and others filed a suit against us for breach of contract and for our failure to issue shares in exchange for warrants. The damages alleged totaled $856,011.50. This matter was settled in the first quarter of 2003 for payment of $130,000.00 and issuance of shares of our common stock with a value of $40,000. The $130,000 is to be paid in five (5) equal installments during 2003.

Steel City Telecom, Inc. v. The Major Automotive Companies, Inc., et al

In and around September 2002, an action was commenced in Pennsylvania, Allegheny County by Steel City Telecom, Inc. for $25,000 against The Major Automotive Companies, Inc. The complaint and the allegations contained therein, are directed against Computer Business Sciences, Inc., a former subsidiary that is no longer part of our company. It is alleged that the software sold was defective and that we were negligent in its production. The case is currently in discovery. We believe that these allegations have no merit and intend to vigorously defend this suit.

Zvi Barak  v. The Major Automotive Companies, Inc.

An application to the Ontario Superior Court (Toronto Court File No. 02-CV-229810CM2) was filed by Zvi Barak on May 23, 2002 seeking an Order of that court directing us to proceed with arbitration in Toronto, Canada regarding Dr. Barak's claimed entitlements under an alleged letter dated June 5, 1996 to that certain Master Agreement dated April 18, 1996 between us and Dr. Barak. Dr. Barak claims payment of the amount of $546,249.99, failing which he will commence appropriate proceedings for recovery of this amount. We brought a motion before the Ontario Superior Court of Justice seeking a permanent stay of Dr. Barak's application on grounds which include, but are not limited to: (a) Ontario is not a convenient forum for the hearing of the application; and (b) the Ontario Superior Court of Justice does not have jurisdiction over the subject matter of the parties. The motion was heard by the Court in Toronto on February 18, 2003. At that time, our motion was denied and we subsequently filed a motion for leave to appeal, which is scheduled to be heard on April 25, 2003. We believe that Dr. Barak's claims have no merit and intent to vigorously defend this lawsuit.

Various claims against our subsidiaries.

Various claims and lawsuits arising in the normal course of business are pending against our subsidiaries. The results of such litigation are not expected to have a material or adverse effect on our combined financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 11, 2002, we held our Annual Meeting of Shareholders. Proxies were solicited by us pursuant to Regulation 14A under the Exchange Act. On November 1, 2002, the record date for the Annual Meeting, there were approximately 9,564,471 shares of common stock outstanding and entitled to vote, of which 7,614,076 shares of common stock were present in person or by proxy and voted at the meeting. At the Annual Meeting, our shareholders approved the following proposals:

1.       To elect one Class II Director, Steven Hornstock, for term ending in
         2005.

                                             FOR              ABSTAIN           AGAINST          NOT VOTED
                                             ---              -------           -------          ---------
         Steven Hornstock                  7,601,534          12,542               0                 0

Mr. Hornstock was nominated as a Class II Director to fill the vacancy created by the resignation of James Wallick, our former Class II Director, in April 2002. The terms of Bruce Bendell and Steven Nawi, Class I Directors, and Jeffrey Weiner and David Edelstein, Class II Directors, continued after the Annual Meeting.

2. To ratify the appointment of BDO Seidman LLP as our independent auditors for the year 2002.

         For.......................               7,605,741
         Against..................                    5,547
         Abstain..................                    2,788
         Not Voted...............                         0

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock trades on the Nasdaq SmallCap Market under the symbol "MAJR," after being transferred from the Nasdaq National Market at the opening of business on January 2, 2003. The quarter-end high and low bid price of our common stock were (as reported by the Nasdaq Stock Market), which quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions and which have been adjusted, as necessary, to reflect a reverse 1-for-5 stock split effected in May, 2001:

         Quarter Ended              High Bid         Low Bid
         -------------              --------         -------
         March 31, 2003             $0.910           $0.730
         December 31, 2002          $1.260           $0.750
         September 30, 2002         $1.130           $0.610
         June 30, 2002              $2.000           $0.610
         March 31, 2002             $0.90            $0.450
         December 31, 2001          $2.090           $0.610
         September 30, 2001         $3.333           $1.720
         June 30, 2001              $3.020           $1.720
         March 31, 2001             $5.156           $1.563

Shareholders

As of April 11, 2003 there were approximately 481 holders of record of our common stock.

Dividends

We have never declared cash dividends on any class of our securities and have no present intention to declare any dividends on any class of our securities in the future.

Securities Authorized for Issuance Under Equity Compensation Plans.

Item 12 of Part III contains information concerning securities authorized for issuance under our equity compensation plans.

Recent Sales of Unregistered Securities

The securities described below were sold by us during 2002 without being registered under the Securities Act. All such sales made in reliance on Section 4(2) and/or Rule 506 promulgated thereunder of the Securities Act were, to the best of our knowledge, made to investors that, either alone or together with a representative that assisted such investor in connection with the applicable investment, had such sufficient knowledge and experience in financial and business matters to be capable of evaluating the merits and risks connected with the applicable investment.

1. In January 2002, we issued 225,000 shares of our common stock to Dr. Roland Nassim, at a per share price of $0.72, in connection with settlement of a litigation.

2. In February 2002, upon conversion of 100,000 shares of 1997 Major Preferred Stock, we issued 1,333,333 shares of common stock to Bruce Bendell.

3. In April 2002, we issued 4,500 shares of common stock to David Edelstein, at a per share price of $0.69, as compensation for services as an outside member of our Board of Directors.

4. In April 2002, we issued 4,500 shares of common stock to Jeffrey Weiner, at a per share price of $0.69, as compensation for services as an outside member of our Board of Directors.

5. In April 2002, we issued 4,500 shares of common stock to Steven Nawi, at a per share price of $0.69, as compensation for services as an outside member of our Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

The selected data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2002, are derived from our audited financial statements. The data set forth below should be read in connection with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the related notes included elsewhere in this Form 10-K.

                                                                      As at and for the year ended December 31,
                                                    2002             2001             2000              1999             1998
                                              -------------     -------------    -------------     -------------     -------------
STATEMENT OF OPERATIONS DATA
Revenues                                      $ 397,947,494     $ 375,114,505    $ 322,142,231     $ 209,531,993     $  98,578,970
Income (loss) from continuing operations            (84,772)        2,089,524        1,302,247           815,955         1,052,897
Income (loss) from discontinued operations         (206,000)          590,000      (22,427,322)       (4,006,103)         (473,161)
Net income (loss)                                  (290,772)        2,679,524      (21,125,075)       (3,190,148)          579,736
Income (loss) per common share
   Income from continuing operations
      Basic                                   $       (0.01)    $        0.32    $        0.26     $        0.19     $        0.32
      Diluted                                         (0.01)             0.24             0.19              0.19              0.26

   Income (loss) from discontinued
    operations
      Basic                                           (0.02)             0.09            (4.40)            (0.95)            (0.14)
      Diluted                                         (0.02)             0.07            (4.40)            (0.95)            (0.14)

   Net income (loss)
      Basic                                           (0.03)             0.41            (4.14)            (0.76)             0.18
      Diluted                                         (0.03)             0.31            (4.14)            (0.76)             0.14

Average number of shares used in
 computation
      Basic                                       8,947,332         6,558,356        5,101,829         4,210,837         3,301,557
      Diluted                                     8,947,332         8,662,979        6,791,104         4,210,837         4,041,407

BALANCE SHEET DATA

Total assets                                  $  87,247,341     $  82,329,517    $  86,781,397     $  68,319,331     $  49,426,735
Long-term liabilities, less current portion       7,701,700         9,853,587       10,411,463         7,416,784         7,953,278
Total stockholders' equity                       17,947,597        17,948,321       15,599,970        28,917,595        16,453,516

See Notes 1, 9, 15 and 16 to Consolidated Financial Statements for discussions of business acquisitions and divestitures, restatements, stockholders' equity, earnings (loss) per share, restructuring and impairment charges, discontinued operations and their effects on comparability of year- to-year data. See "Item
5. Market for the Registrant's Common Equity and Related Stockholder Matters" for a discussion of our dividend policy.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our and our subsidiaries' operations, financial condition, liquidity and capital resources should be read in conjunction with our audited Consolidated Financial Statements and related notes thereto included elsewhere herein.

This annual report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements.

THE COMPANY

On May 14, 1998, The Major Automotive Companies, Inc., a holding company involved in the acquisition and development of synergistic technological and telecommunications businesses and the regional consolidation of the retail automotive industry, acquired, from a related party, Major Auto, and related real property and leases. We have historically operated in two divisions:
Automotive and Technology.

On November 3, 2000, our Board of Directors determined to sell our non-automotive operations, including our Technology division, by the most appropriate economically viable means, in order to maximize shareholders' value from those operations and to maintain our focus on the regional consolidation of retail automotive dealerships. Accordingly, all non-automotive operations have been classified collectively as "Discontinued Operations." Continuing operations are represented by our automotive dealerships activities, including our Major Auto subsidiary and other dealerships, as well as our automotive leasing subsidiary, Major Fleet.

The year 2002 saw a continuation of our revenue growth. The effect of our concentration on enhancing the profitability of our existing dealerships was apparent in the growth of our dealership revenues and profits. We had record revenues, gross profits and increased operating profit.

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

Long-lived Assets. Our policies related to long-lived assets, such as on-going client relationships, goodwill and property and equipment, which constitute a significant component of our consolidated balance sheets, require that we evaluate such assets for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of those assets. If any impairment is found to exist, the related assets will be written down to fair value. Additionally, these policies affect the amount and timing of future amortization. Intangible assets consist primarily of the cost of businesses acquired in excess of the fair value of net assets acquired. The cost in excess of the fair value of net assets of businesses acquired is amortized on a straight-line basis from five to forty years. In accordance with Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill and intangible assets deemed to have indefinite lives are no longer amortized but, instead are subject to impairment tests at least annually. We have applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, we performed the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and December 31, 2002. We have concluded, based, in part, on the analysis performed and conclusions reached by an independent valuation appraiser we retained, that there is no impairment of goodwill and indefinite lived intangible assets as of either January 1, 2002 or December 31, 2002. We remain, however, subject to financial statement risk to the extent that intangible assets become impaired due to decreases in the fair market value of the related underlying business.

Reclassifications. In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications have been made to our prior year financial statements.

Floor plan and advertising assistance received from manufacturers are now recorded as offsets to the cost of the vehicle and recognized as income upon the sale of the vehicle or when earned under a specific manufacturer's program, whichever is later. Floor plan assistance payments, which were previously accounted for as a reduction of floor plan interest expense, have been included as offsets to cost of sales and the impact on cost of sales. Floor plan interest expense, which was previously classified as interest expense below operating income, is now presented as a component of operating expense in the accompanying consolidated statement of operations to provide more meaningful information regarding the Company's margin performance.

For the years ended December 31, 2002, 2001 and 2000, aggregate floor plan interest included in operating expense was $1,695,960, $2,349,451 and $1,749,307, respectively. The decrease in 2002 of interest expense relative to increased sales volume is primarily attributable to the lower interest rates associated with the Company's new floor plan arrangements.

For the years ended December 31, 2002, 2001 and 2000, aggregate floor plan assistance now included as a reduction of cost of sales was $1,294,109, $986,635 and $889,473, respectively.

Advertising assistance received from manufacturers for the years ended December 31, 2002, 2001 and 2000, now included as a reduction of cost of sales was $714,216, $357,042 and $482,626, respectively.

COMMITMENTS AND CONTINGENCIES

As further discussed in Note 11, Commitments and Contingencies, of Notes to Consolidated Financial Statements, we are involved, and will continue to be involved, in a number of legal proceedings arising out of the conduct of our business, including litigation with customers, current and former business associates, employment-related lawsuits and class actions. We intend to vigorously defend ourselves and assert available defenses with respect to each of these matters. Where necessary, we have accrued our estimate of the probable costs for the resolution of these proceedings based on consultation with outside counsel, assuming various strategies. Further, we have certain insurance coverage and rights of indemnification with respect to certain aspects of these matters. However, a settlement or an adverse resolution of one or more of these matters may result in the payment of significant costs and damages, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

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

RESULTS OF CONTINUING OPERATIONS - YEAR ENDED DECEMBER 31, 2002 AND YEAR ENDED DECEMBER 31, 2001

Revenues. Revenues for the year ended December 31, 2002 increased to approximately $397.9 million, which is $22.8 million, or 6.1%, more than the prior year's revenues of $375.1 million. Such increase was solely attributable to the revenues of our automotive dealership operations, which were approximately $397.3 million for the 2002 year, an increase of $22.7 million, or 6.1%, over the prior year's revenue of $374.6 million. The primary reason for the growth in revenues was the net increase in unit sales. While new car unit sales decreased by 263 units, or 4.5% in 2002 from 2001, used car unit sales increased significantly by 1,721 units, or 12.0%, in the 2002 year over the prior year. Management believes that the increase in unit sales is primarily attributable to our automotive dealership operations' successful efforts in selling used vehicles at its expansive facility in Long Island City, New York and the development of our used vehicle operations in Hempstead, Long Island. An average of 1,338 used vehicles, retail and wholesale, were sold during each of the months in the 2002 year, compared with an average of 1,194 used vehicles per month during the prior year, an increase of 12.1%. Our automotive dealership operations' sales efforts included extensive Internet promotions, local advertising in all media and the branding of our used car operation as "Major World." Management believes that market acceptance of its Major World brand was a strong contributor to the 2002 sales volume performance. Additionally, the average sales price per vehicle, for new vehicles, increased by approximately $725 (3.0%), per vehicle in 2002 as compared with 2001, while the average sales price in 2002 for used vehicles, retail and wholesale, decreased by approximately $29 (0.2%) from the year 2001.

New vehicle sales revenue was approximately $140.7 million in 2002, a decrease of $2.4 million or 1.7% from 2001 new vehicle sales revenue of $143.1 million. This decrease is attributable to decreases in revenue from the dealerships we closed during the year (see below) whose aggregate revenue decrease of approximately $8.0 million, was partially offset by the net increased revenues from our continuing dealerships.

Used vehicle sales revenue was $236.8 million in 2002 and $211.8 million in 2001, an increase of approximately $25.0 million or 11.8%. The most significant contribution to this increase was made by our Chevrolet dealership in Long Island City, New York whose used vehicle sales revenues increased by 14.1%, which was partially offset by decreases primarily attributable to dealerships that were closed in 2002. Our success in increasing sales volume of used vehicles is attributable, in large measure to both our ability to obtain an extensive variety of high quality used vehicles at all price points and our successful efforts in obtaining non-recourse financing for prospective buyers who may have had difficulties obtaining financing elsewhere. The results of the terrorist attack on September 11, 2001 had only a small negative impact on revenues for the year 2001.

In the third quarter of 2002, we voluntarily surrendered our Hempstead Mazda dealership's franchise agreement with Mazda and received the franchise-mandated payments for Mazda proprietary equipment, which was approximately equal to the book value of those assets. Separately, during that same quarter, we voluntarily surrendered our Compass Lincoln Mercury franchise to the Ford Motor Company and received, in addition to the franchise-mandated payments for Lincoln Mercury proprietary equipment, which was approximately equal to the book value of those assets, financial assistance of $600,000. Accordingly, a gain for $600,000 was recognized in the third quarter of 2002. Additionally, in the second quarter of 2002, we closed our Daewoo dealership because Daewoo USA ceased business in the United States. Overall, we determined that the fair value of our aggregate liability in connection with these franchise termination transactions was approximately $600,000, which was provided for in the third quarter of 2002 and offset against the $600,000 gain.

Cost of sales. The cost of sales increase of $18.9 million, or 6.1%, to $330.8 million in the year 2002 from $311.9 million in the year ended December 31, 2001, is solely attributable to our automotive dealership operations. The percentage increase is approximately the same as the revenues percentage increase and reflects an increase of $359 or 1.6% in the average cost of new vehicles and an increase of only $4 or .03% in the average unit cost of used vehicles. As noted, above, the cost of sales in both years reflects the net effect of automotive manufacturers' floor plan assistance incentives and advertising incentives. (See Reclassifications.)

Gross profit. Our automotive dealership operations generated almost all of the total gross profit of $67.2 million for the year ended December 31, 2002. The gross profit for automotive dealerships in 2002 was $66.5 million compared with the 2001 amount of $62.7 million, an increase of $3.8 million or 6.1%. The gross profits increase was primarily attributable, in general, to the lower percentage of increase of cost of sales as compared with the overall percentage increase in sales revenue and, specifically, to (i) the increase in units sold and (ii) the change in revenue percentage mix. Automotive dealership revenues went from 38.3% of total revenues generated by new vehicle sales and 56.7% generated by used vehicles sales in 2001 to 35.5% of total revenues generated by new vehicle sales and 59.7% generated by used vehicle sales in 2002. For the industry as a whole, the average percentage of new and used vehicles' revenue as a percentage of total dealership revenue is 64.6% and 23.6% respectively. Our dealerships' overall gross profit as a percentage of sales was 16.8%, compared with the industry average of 13.4%. Our gross profit percentage on new vehicles of 10.5% is above the industry average of 5.9%, while our gross profit percentage on used vehicle sales of 19.3%, is significantly over the industry average used vehicle gross profit of 11.0%. Management believes that our product mix, i.e. our concentration on the more profitable used vehicle segment, our ability to buy, at favorable prices, quality used vehicles, ranging from entry level to luxury, and our ability to find competitive financing sources for our customers are the significant factors in our profitability.

Operating expenses. In the year ended December 31, 2002, operating expenses increased approximately $5.6 million to approximately $64.8 million, from $59.2 million in 2001. The most significant component of this increase is the spending on advertising, which represents $3.0 million of the increase. This is reflected in the significant increase in sales during 2002. The balance of the increase, $2.6 million, is significantly attributable to the costs associated with increased sales efforts and results, principally, personnel-related.

Interest expense. Interest expense had a net decrease of approximately $180,000 to approximately $960,000 in 2002. This is primarily related to the interest incurred in 2001 in connection with a capitalized lease on the property on which our Major Nissan dealership in Hempstead, Long Island is located. During the third quarter of 2002, our option to purchase the property was sold to related parties and the capitalized lease became an operating lease. Accordingly, interest ceased to accrue at the time the option was sold.

Income tax expense. Local income tax expense of approximately $190,000 for the year ended December 31, 2002 was calculated on pre-tax income from continuing operations. In 2001, we recorded tax benefits of $291,000 from our continuing operations. In 2002 and 2001, we recorded tax benefits of $138,000 and $590,000, respectively, in connection with our discontinued operations.

Discontinued operations. We had a loss from discontinued operations of $206,000 (net of $138,000 of income tax benefits) in the year ended December 31, 2002, compared with no loss from discontinued operations in the comparable prior period. The loss represents the cost of litigation settlements and reduced realization of notes receivable relating to the discontinued operations in excess of amounts we had previously provided. Because any anticipated expenses associated with the non-automotive components of our business had been estimated and accrued in 2000, no expenses incurred in connection with those operations had been charged to expense in 2001.

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

Used vehicle sales revenue was $211.8 million in 2001 and $178.1 million in 2000, an increase of approximately $33.7 million or 18.9%. The most significant contribution to this increase was made by our Chevrolet dealership in Long Island City, New York and, to a lesser extent, our Mazda dealership in Hempstead, Long Island. These changes in sales volume of used vehicles is attributable, in part, to our successful efforts in obtaining non-recourse financing for prospective buyers who may have had difficulties obtaining financing elsewhere and also selling higher priced luxury quality used cars.

The results of the terrorist attack on September 11, 2001, had only a small negative impact on revenues for the year ended 2001.

Cost of sales. The cost of sales increase of $41.4 million, or 15.3%, to $311.9 million in the year 2001 from $270.5 million in the year ended December 31, 2000, is solely attributable to our automotive dealership operations. The percentage increase is 1.2% less than the revenues percentage increase and reflects an increase of $1,615 or 7.7% in the average cost of new vehicles and an decrease of $925 or 8.4% in the average unit cost of used vehicles. As noted, above, the cost of sales in both years reflects the net effect of floor plan interest and automotive manufacturers' floor plan assistance incentives and advertising incentives. (See Reclassifications.)

Gross profit. Our automotive dealership operations generated almost all of the total gross profit of $63.2 million for the year ended December 31, 2001. The gross profit for automotive dealerships in 2001 was $62.7 million compared with the 2000 amount of $51.0 million, an increase of $11.7 million or 22.9%. The four dealerships we acquired between September 1999 and December 2000 generated approximately $5.1 million or 44.0% of this total increase.

The balance of the gross profits increase was primarily attributable to (i) the increase in units sold and (ii) the change in revenue percentage mix. Automotive dealership revenues went from 40.8% of total revenues generated by new vehicle sales and 54.9% generated by used vehicles sales in 2000 to 38.3% of total revenues generated by new vehicle sales and 56.7% generated by used vehicle sales in 2001. For the industry as a whole, the average percentage of new and used vehicles' revenue as a percentage of total dealership revenue is 6.0% and 11.0% respectively. Our dealerships' overall gross profit as a percentage of sales was 16.4%, compared with the industry average of 13.1%. Our gross profit percentage on new vehicles of 9.3% is above the industry average of 6.0%, while our gross profit percentage on used vehicle sales of 19.5% is significantly over the industry average used vehicle gross profit of 11.0%. Management believes that our product mix, i.e. our concentration on the more profitable used vehicle segment, our ability to buy quality used vehicles at favorable prices and our ability to find competitive financing sources for our customers are the significant factors in our profitability.

Operating expenses. In the year ended December 31, 2001, operating expenses increased approximately $12.6 million to approximately $59.2 million, from $46.6 million in 2000. The most significant component of this increase is the spending on advertising, which represents $2.2 million of the increase. This is reflected in the significant increase in sales during 2001. The balance of the increase, $10.4 million, is significantly attributable to the costs associated with increased sales efforts and results, principally, personnel-related.

Interest expense. Interest expense decreased approximately $700,000 to $1.1 million in 2001. It relates to short-term and long-term borrowings and there was no significant change in the underlying borrowings amounts and rates.

Income tax expense. Local income tax expense of approximately $50,000 for the year ended December 31, 2001 was calculated on pre-tax income from continuing operations. In 2001, we recorded tax benefits of $341,000 from our continuing operations. In 2001 and 2000, we recorded tax benefits of $590,000 and $500,000 respectively, in connection with our discontinued operations.

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

ASSETS, LIQUIDITY AND CAPITAL RESOURCES - DECEMBER 31, 2002

At December 31, 2002, our total assets were approximately $87.2 million, an increase of approximately $4.9 million from December 31, 2001. This net increase is primarily related to the significant increase in inventories of $13.8 million as offset by decreases in cash and cash equivalents of $3.2 million, property and equipment, net, of $3.9 million, accounts receivable, net, of $600,000, notes receivable and other assets of $900,000, related party receivables of $300,000 and amounts due from officer of $200,000. The increase in inventory is primarily attributable to the increase of floor plan financing available to purchase inventory. The decreases in property and equipment was attributable to the elimination of capitalized leases for the Nissan of Garden City dealership and the voluntary surrender of the franchises for certain dealerships.

Our primary use of cash in the year ended December 31, 2002 was approximately $2.8 million for our financing activities. This was, primarily, the result of cash used in payments of long-term debt of $2.9 million.

Our operating activities used approximately $379,000 of cash as a result of the net cash generated from income of $710,000 (our $291,000 net loss with non-cash charges of $1.0 million added back) plus the total change in current liabilities of $10.9 million (primarily, an increase in floor plan notes payable of $12.2 million, partially offset by a net reduction in accounts payable and accrued expenses of $1.5 million), as more than offset by the total increase in non-cash current assets of $12.0 million (primarily due to the increase in inventories of $13.8 million, as partially offset by decreases in other assets of $1.3 million and accounts receivable of $600,000).

Our investing activities used approximately $50,000 of cash as additions to property and equipment.

The foregoing activities, i.e. financing, operating and investing, resulted in a net cash decrease of $3.2 million for the year ended December 31, 2002.

In September 2001, CFC, one of our primary floor plan credit sources for approximately $30 million for the financing of our vehicle inventory, notified us that CFC had re-evaluated its credit and lending relationship with us and was requiring us to seek a replacement lending institution to refinance and replace all existing CFC credit facilities. Consequently, in March 2002, we entered into a floor plan financing arrangement with GMAC for GMAC to provide the floor plan credit for the financing of our Chevrolet dealership's new and used vehicle inventory. This is the flagship dealership of the our operations and accounted for more than 30% of our new vehicle revenues and more than 80% of our consolidated used vehicle revenues in the year 2002. Additionally, in March 2002, we entered into a credit agreement with HSBC pursuant to which HSBC is providing the floor plan credit for the financing of our Chrysler/Jeep, Dodge and Kia dealerships' new and used vehicle inventory. As a result of the GMAC and HSBC credit facilities, we completed the replacement of financing for all of the dealerships that were previously financed by CFC.

In May, 2002, entered into an agreement with NMAC pursuant to which NMAC replaced the then existing floor plan credit for the financing of our Nissan dealership's new and used vehicle inventory up to an aggregate of $8.5 million. Subsequently, in December 2002, NMAC took over the floor plan financing for our Suzuki dealership up to an aggregate of $2 million.

In January 2003, we entered into an agreement with Primus pursuant to which Primus replaced the then existing floor plan credit for the financing of our Compass Dodge dealership's new and used vehicle inventory up to an aggregate of $1.5 million.

We believe that the terms of each of these new floor plan lines, including interest rates, are more favorable than those of each of the lines they replace. In order to obtain floor plan financing at favorable rates, each of Bruce Bendell and Harold Bendell agreed to either guarantee certain of our floor plan debt or provide certain collateral in connection with our floor plan or other borrowings. Our Board of Directors has agreed to obtain independent valuations of such credit enhancement and collateral usage and compensate each of the Bendells' the fair value of his respective contributions. Consequently, we have engaged an independent valuation firm to value the credit enhancement and have received a preliminary valuation from such firm of $160,000 for the economic risk value of the credit enhancement. Accordingly, we have accrued such amount as a liability in the third quarter of 2002. When the final valuation has been completed, and our Board of Directors has reviewed the results and evaluated the circumstances of the credit enhancement relative to the enterprise value of our company as a whole, adjustment, if necessary and warranted, will be made for any difference from the preliminary valuation.

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

                                                 LESS                                       MORE
                                                 THAN                                       THAN
                              TOTAL             1 YEAR       1-3 YEARS       4-5 YEARS     5 YEARS
                              -----------    -----------    -----------    -----------    -----------
CONTRACTUAL OBLIGATIONS:
Long Term Debt                $ 8,377,151    $   675,452    $ 3,069,839    $   529,824    $ 4,102,036
Operating Lease Obligation    $ 5,844,600    $ 1,381,500    $ 2,963,500    $   611,500    $   888,100
                              -----------    -----------    -----------    -----------    -----------
                              $14,221,751    $ 2,056,952    $ 6,033,339    $ 1,141,324    $ 4,990,136
                              -----------    -----------    -----------    -----------    -----------

FORWARD-LOOKING STATEMENTS

When used in the Annual Report on Form 10-K, the words "may", "will", "should", "expect", "believe", "anticipate", "continue", "estimate", "project", "intend" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act regarding events, conditions and financial trends that may affect our future plans of operations, business strategy, results of operations and financial condition. We wish to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors including our ability to consummate, and the terms of, acquisitions, if any. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein and others set forth from time to time in our reports and registration statements filed with the Securities and Exchange Commission (the "Commission"). We disclaim any intent or obligation to update such forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As of April 11, 2003, our directors and executive officers were as follows:

NAME                         AGE     POSITION
----                         ---     --------
Bruce Bendell ...........    48      Chairman of the Board, President, Chief Executive Officer
                                     and Acting Chief Financial Officer

David Edelstein .........    49      Director

Steven Hornstock ........    53      Director

Steven Nawi .............    55      Director

Jeffrey Weiner ..........    45      Director

The following is a brief description of the professional experience and background of our directors and executive officers:

Bruce Bendell. Mr. Bendell has served as our Chairman of the Board since our formation in November 1995, our President and Chief Operating Officer since September 2001 and as Acting Chief Financial Officer since October 2002. Mr. Bendell served as our Chief Executive Officer from May 1998 until February 2000, as our President from May 14, 1998 to December 1998, and as our Chief Executive Officer since July 2000. Mr. Bendell has also served as the President and a Director of Major Auto and its affiliates since December 1985.

David Edelstein. Mr. Edelstein has served as our Director since May 1998. Mr. Edelstein has been in the real estate development business since 1979. Currently he is the Managing Member of Sutton East Associates LLC, a real estate development limited liability company and is involved in several sizable real estate projects in New York and Florida.

Steven Hornstock. Mr. Hornstock has served as our Directors since December 2002. Mr. Hornstock is a senior partner at Altman\Burack Partners, LLC, an affiliate of Murray Hill Properties, TCN, since April 2000. From October 1994 to April 2000, Mr. Hornstock served as director of investment sales at Helmsley Spear Inc. Mr. Hornstock was also founding partner in Sutton East Associates, where he worked from 1982 to 1993. Mr. Hornstock has been active in the real estate business for the past 25 years as a developer, owner and investment sales broker. Mr. Hornstock is a licensed real estate broker in the state of New York, a member of the Real Estate Board of New York (REBNY), a member of the REBNY Sales Brokers Committee and a founding board member of the New York Owners Council.

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

The following person, although not an executive officer or director, is regarded by management as a key employee:

Harold Bendell. Mr. Bendell, age 53, has served as a senior executive of Major Dealer Group since December 1985. He, together with his brother, Bruce Bendell, is responsible for the day-to-day operations of the Major Dealer Group.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during 2002, Dennis Roth and James R. Wallick are the only reporting person to have made late filings under Section 16(a). Messer's Roth and Wallick filed Form 5's to report their respective annual statement of changes in beneficial ownership on February 19, 2002. These disclosures were required to be reported on a Form 5 on or before the forty-fifth (45) day after the end of our fiscal year (i.e., by February 14, 2002).

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information for each of our fiscal years ended December 31, 2002, 2001 and 2000 concerning compensation of (i) all individuals serving as our Chief Executive Officer during the fiscal year ended December 31, 2002 and (ii) each other of our executive officers whose total annual salary and bonus equaled or exceeded $100,000 in the fiscal year ended December 31, 2002 (collectively, the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE

                                                                                                    LONG-TERM
                                                                                                   COMPENSATION
                                                                                                   ------------
                                                                     ANNUAL COMPENSATION
                                                                     -------------------

                                                                                                    SECURITIES
                                                                                                    UNDERLYING
NAME AND PRINCIPAL POSITION                        YEAR       SALARY        BONUS        OTHER       OPTIONS (#)
---------------------------                        ----       ------        -----        -----       -----------
Bruce Bendell (1).............................     2002      $494,837      $461,379        0            0
Chairman of the Board, President, Chief            2001      $369,837      $756,665        0            0
Executive Officer and Acting Chief Financial       2000      $236,426             0        0         400,000
Officer

Richard L. Feinstein (2).......................    2002      $171,890             0    $34,563          0
Former Senior Vice President, Finance and          2001      $171,890       $25,000     $6,324          0
Chief Financial Officer                            2000      $165,654             0     $6,324        15,000

(1) In May 2001, the Compensation Committee of our Board of Directors approved an adjustment to Mr. Bendell's compensation package that included an increase in his base salary to $500,000 per year for the period July 1, 2001 to June 30, 2004 and, effective April 1, 2001 a bonus equal to 10% of the net income attributable to our automotive operations after all expenses, including bonus amounts paid to other employees. The amounts shown for the years 2002 and 2001 reflect those terms.

(2) Effective October 22, 2002, Richard L. Feinstein resigned as our Senior Vice President - Finance and Chief Financial Officer. The amount reported under Bonus reflects a cash bonus in 2001. The amounts reported under Other in 2002, includes $28,239 of fees for consulting services performed by Mr. Feinstein subsequent to his resignation, and $6,324 in automobile and other expenses. In

         2001 and 2000 amounts reported under Other are reflective of automobile and other expenses.

OPTION GRANTS IN LAST FISCAL YEAR

No stock options were granted to the Named Executive Officers during 2002. We have never granted any stock appreciation rights.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

No options were exercised by any of the Named Executive Officers during the fiscal year ended December 31, 2002. There were no unexercised "in-the-money" options held by any Named Executive Officers as of December 31, 2002.

COMPENSATION OF DIRECTORS

Non-employee Directors each received 4,500 shares of our common stock and options to purchase 4,500 shares of common stock in 2002 under our 2001 Outside Directors Stock Plan. We reimburse directors for their expenses of attending meetings of the Board of Directors.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

As of November 7, 1995, our date of incorporation, we entered into a Consulting Agreement with Bruce Bendell, our Chairman, pursuant to which he serves as a business, management and financial consultant to us. Mr. Bendell received an annual consulting fee as determined by our Board of Directors from time to time, but not less than $150,000. From the expiration of the agreement until June 30, 2001, Mr. Bendell has been serving at will. On May 15, 2001, the Compensation Committee of the Board of Directors of the Company approved an increase in the annual base salary of Bruce Bendell to $500,000 for the period July 1, 2001 to June 30, 2004. Additional approval was given to a bonus plan under which Mr. Bendell receives a quarterly bonus equal to 10% of the net income of the Company's automotive operations after all expenses, including any other bonuses paid or accrued. This bonus plan was approved retroactively to April 1, 2001. Accordingly, the Company has recorded additional compensation expense of $756,665 for this bonus. In the event that Mr. Bendell's employment is terminated prior to June 30, 2004, he will continue to receive his base salary and a guaranteed annual bonus of $250,000 per year until that date.

On March 3, 1997, in connection with the acquisition of Major Auto from Bruce Bendell and Harold Bendell, we entered into a management agreement with Messers. Bendell which gave them control over the day-to-day operations of Major Auto. The management agreement has expired by its term as of December 31, 2002. The management agreement provided, however, that if the ownership of the dealerships remains with us, the management agreement will continue upon the unilateral decision of either of the Bendell brothers. Upon the mutual agreement of the parties, the management agreement may be extended or modified. Accordingly, the parties have orally elected to continue the management agreement until such time as they reach agreement on terms of an extension to the management agreement. The parties have entered discussions with our Board of Directors' Compensation Committee with respect to an extension to the management agreement. There can be no assurance that such agreement will achieved and, if not achieved, whether a successor manager can be retained on terms acceptable to us and, if so, whether such manager will be acceptable to the applicable manufacturers.

On October 22, 2002, Richard L. Feinstein resigned as our Senior Vice President
- Finance and Chief Financial Officer. Pursuant to an oral agreement with Mr. Feinstein, we agreed to continue to pay Mr. Feinstein's base salary through January 31, 2003. We have engaged Mr. Feinstein to perform certain consulting and advisory services for us from time to time.

On October 19, 1999, we entered into a memorandum of understanding with James Wallick, our former President and Chief Operating Officer, pursuant to which he was to serve as our Executive Vice-President for a term of three years, at an annual base salary of $200,000. The annual salary was subject to a $100,000 incentive pursuant to commissions to be mutually agreed upon. Mr. Wallick was also granted a signing bonus consisting of 4,500 shares of our common stock. In addition, Mr. Wallick was entitled to various fringe benefits and was entitled to participate in any incentive, stock option, deferred compensation or pension plans established by our Board of Directors. Effective June 30, 2001, Mr. Wallick was terminated from his executive positions but remained on Board of Directors. Moreover, on March 25, 2002, Mr. Wallick resigned from our Board of Directors. On September 25, 2001, Mr. Wallick filed suit against us in the United States District Court of New Jersey entitled James
R. Wallick v. Bruce Bendell, individually and in his capacity as an Officer, Director and Majority Shareholder of the defendant Corporations, Fidelity Holdings, Inc., The Major Automotive Companies, Inc. Major Chevrolet, Major Motors of Hempstead, Inc., d/b/a/ Mazda of Hempstead, Compass Dodge, Compass Lincoln-Mercury, ABC Companies I-V, fictitious name, actual names unknown, and John Does, I-X, fictitious names, actual names unknown, individually and in their official capacity (collectively, the Defendants"). In this action, Mr. Wallick alleged that the Defendants breached an oral, written and implied-in-fact employment agreement with Mr. Wallick, acted in bad faith in connection with the employment agreement, intentionally and negligently misrepresented promises relating to Mr. Wallick's employment and intentionally and tortiously interfered with the contractual and employment relationship of Mr. Wallick. Mr. Wallick was seeking, among other things, compensatory and punitive damages for the alleged violations. Consequently, on October 10, 2002, we entered into a Separation and Release Agreement (the "Agreement") with Mr. Wallick, wherein we settled all matters with Mr. Wallick arising out of his former employment with us and our subsidiaries. Mr. Wallick received, among other things, an aggregate amount of $452,500, an amount approximately equal to the minimum to be paid during the remaining term of his employment agreement, in consideration to be bound by the terms of the Agreement. Pursuant to the Agreement, Mr. Wallick has returned the 4,500 shares of our common stock issued to him in February 2000 and has dismissed, with prejudice, and without an award of costs or attorneys' fees, the complaint previously filed in United States District Court, District of New Jersey, against us.

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

Base Salary. Salaries for executive officers for 2002 were generally determined by the Board of Directors on an individual basis, taking into account individual experience and performance and our specific needs. For 2003, the Compensation Committee will review the base salaries of the executive officers by evaluating each executive's scope of responsibility, performance, prior experience and salary history, as well as the salaries for similar positions at comparable companies.

Bonus. We award bonuses as a reward for performance based principally on our overall financial results and or achievements of specified business objectives. We believe that bonuses properly motivate the executive officers to perform to the greatest extent of their abilities to generate the highest attainable profits for us. In 2002, a bonus of $461,379 was paid to Bruce Bendell.

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

Compensation of Chief Executive Officer. Mr. Bendell, Chairman of the Board of Directors and our President, Chief Executive Officer and Acting Chief Financial Officer, was paid a base salary of $500,000 for the year ended December 31, 2002. See "Employment Contracts, Termination of Employment and Change-In-Control Arrangements."

Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to publicly held companies for compensation exceeding $1 million paid to certain of the Company's executive officers. The limitation applies only to compensation that is not considered to be performance-based. The non-performance based compensation paid to our executive officers in 2002 did not exceed the $1 million limit per officer and the Compensation Committee does not anticipate that the non-performance based compensation to be paid to our executive officers in 2003, if any, will exceed that limit. Our Stock Option Plans are structured so that any compensation deemed paid to an executive officer in connection with the exercise of option grants made under that plan will qualify as performance-based compensation which will not be subject to the $1 million limitation. The Compensation Committee currently intends to limit the dollar amount of all other compensation payable to our executive officers to no more than $1 million. The Compensation Committee is aware of the limitations imposed by Section 162(m), and the exemptions available therefrom, and will address the issue of deductibility when and if circumstances warrant.

SUBMITTED BY THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS.

STOCK PRICE PERFORMANCE GRAPH

Our common stock commenced trading on the Nasdaq Small Cap Market on October 7, 1998 and on the Nasdaq National Market under the symbol "FDHG" on August 3, 1999. Our symbol was changed to "MAJR" on May 2, 2001. Consequently, our common stock was transferred back to the Nasdaq SmallCap Market on January 2, 2003.

The stock price performance graph below compares the cumulative total stockholder return on our common stock with the Total Return Index for Nasdaq Stock Market U.S. Companies and the Nasdaq Non-Financial Index for the period commencing on December 31, 1997 and ending December 31, 2002. The graph assumes that $100.00 was invested in the common stock and in each index on December 31, 1997. The total return for the common stock and the indices used assumes the reinvestment of dividends, even though dividends have not been declared on the common stock. The information contained in the graph does not reflect present performance of our stock.

The information contained in the performance graph shall not be deemed "soliciting material" or to be "filed" with the Securities and Exchange Commission nor shall such information be deemed incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

           [COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN LINE CHART]


*$100 invested on December 31, 1997 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth information as of December 31, 2002 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

                                                                                                 Number of securities remaining
                                                                                                 available for future issuance
Plan Category                   Number of securities to be        Weighted-average exercise     under equity compensation plans
                                 issued upon exercise of        price of outstanding options,   (excluding securities reflected
                              outstanding options, warrants          warrants and rights                 in column (a))
                                        and rights
-----------------------       ----------------------------       --------------------------     -------------------------------
                                           (a)                               (b)                              (c)
-----------------------       ----------------------------       --------------------------     -------------------------------
Equity compensation
plans approved by
security holders                       220,888 (1)                          $3.94                        1,499,112 (2)
-----------------------       ----------------------------       --------------------------     -------------------------------
Equity compensation
plans not approved by
security holders
-----------------------       ----------------------------       --------------------------     -------------------------------
Total                                  220,888                              $3.94                        1,499,112
-----------------------       ----------------------------       --------------------------     -------------------------------

(1) Includes 189,388 options issued and outstanding under the 1999 Employee Stock Option Plan with an average exercise price of $4.48 per share, and 31,500 options issued and outstanding under the 2001 Outside Director Plan with an average exercise price of $0.71 per share.

(2) Includes 170,612 shares available for issuance under the 1999 Employee Stock Option Plan and 218,500 shares available for issuance under the 2001 Outside Director Option Plan.

As of April 11, 2003, 360,000 options were authorized under the 1999 Employee Stock Option Plan and options to purchase 189,388 shares were outstanding and 170,612 options were available for future grants. As of April 11, 2003, 250,000 options were authorized under the 2001 Outside Director Plan, 31,500 options to purchase shares had been granted and 218,500 options were available for future grants.

Security Ownership Of Certain Beneficial Owners And Management

The following tables sets forth information with respect to the beneficial ownership of each class of our securities as of April 11, 2003, respectively, by
(i) each of our directors, (ii) each of our executive officers, (iii) all of our directors and executive officers as a group and (iv) each person known to us to own more than 5% of any class of our securities:

      NAME AND ADDRESS OF BENEFICIAL OWNER                             NUMBER OF SHARES          PERCENT OF
                                                                                                 CLASS (1)
      ------------------------------------                             ----------------          ----------
      Executive Officers and Directors:
      Bruce Bendell...........................................           4,121,727 (2)             42.6%

                                       53

      NAME AND ADDRESS OF BENEFICIAL OWNER                             NUMBER OF SHARES          PERCENT OF
                                                                                                 CLASS (1)
      ------------------------------------                             ----------------          ----------
      David Edelstein.........................................              42,080 (3)(4)           *
      Steven Hornstock .......................................               4,590 (5)              *
      Steven Nawi.............................................              14,300 (6)              *
      Jeffrey Weiner..........................................             105,590 (7)              1.1%
      All directors and executive officers as a group.........           4,288,287 (8)(9)          43.8%
      Other 5% Stockholders:
      Doron Cohen.............................................             511,892 (10)             5.4%
      47 Parker Boulevard
      Monsey, New York 10952

* Represents less than 1% of the outstanding shares of common stock.

(1) Based on 9,564,471 shares of common stock outstanding on April 11, 2003.

(2) Includes: (i) 5 shares of common stock owned by Mr. Bendell's wife and the following shares of common stock which Mr. Bendell has the right to acquire within 60 days: 22,500 shares of common stock which Mr. Bendell has the right to acquire upon the exercise of warrants; and (ii) options for 80,000 shares of common stock which are immediately exercisable.

(3) Includes options for 34,700 shares of common stock which are immediately exercisable.

(4) Includes 1,980 shares of common stock owned by Mr. Edelstein's children.

(5) Includes 90 shares of common stock owned by Mr. Hornstock's wife and options for 4,500 shares of common stock which are immediately exercisable.

(6) Includes 800 shares of common stock owned by N.A.W.I. Enterprises, a family corporation, and options for 9,000 shares of common stock which are immediately exercisable.

(7) Includes options for 84,700 shares of common stock which are immediately exercisable and 900 shares of common stock owned by Mr. Weiner's wife.

(8) Includes (i) 2,975 shares of common stock owned by immediate family members of directors and executive officers as a group, (ii) 22,500 shares of common stock that the directors and executive officers as a group have the right to acquire within 60 days and (iii) options for 208,400 shares of common stock which are immediately exercisable.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have retained the accounting firm of Marcum & Kliegman LLP to provide certain accounting and tax services for us and our subsidiary Major Fleet. In 2002, we were billed by Marcum & Kliegman LLP approximately $105,000 for its services. Mr. Weiner, one of our directors, is Managing Partner of Marcum & Kliegman LLP.

Bruce Bendell and Harold Bendell, have interests in several non-affiliated auto dealerships, including Five Towns Nissan, Bronx Automotive Group, HB Automotive and Major of Pennsylvania for which we purchase cars and provide other services, and from which we buy vehicles. We charge a fee to offset any expenses incurred in providing our services. The volume of such transactions is immaterial to our operations; however, at December 31, 2002, these affiliated dealerships were indebted to us in an aggregate amount of approximately $2.9 million.

On December 11, 2000, we issued to M&K Equities, Ltd., a New York corporation ("M&K"), which is an affiliate of Jeffrey Weiner, a member of our board of directors, a senior subordinated secured promissory note in the principal amount of $2,000,000 in consideration for a $2,000,000 loan from M&K. By its terms, the note was due on December 11, 2002 (the "Maturity Date") at a rate per annum of ten percent (10%). The Maturity Date of the note was initially extended until January 2, 2003 and subsequently, it has been further extended until January 2, 2004. A payment of $600,000 was made in September 2002. A subsequent payment of $130,000 was made in April 2003. Interest under the note is payable in monthly installments with all outstanding principal and interest due on the Maturity Date. In order to induce M&K to make the loan, we also agreed to grant a lien on and security interest in all of our assets, other than our technology assets, as collateral security for the due payment and performance of all indebtedness, liabilities and obligations under the note, which collateral is set forth in a security agreement, subject to prior senior liens. Mr. Weiner also received options under the 1999 Employee Stock Option Plan to purchase 50,000 shares of our common stock at an exercise price of $2.35 (as adjusted for the subsequent one-for-five reverse stock split). The fair value ascribed to the options was approximately $95,000 based on the Black-Scholes option-pricing model; such amount was recorded as a deferred charge and as additional paid-in-capital of stockholders equity. The amount of the deferred charge is being amortized ratably over the term of the note.

We purchase from and sell vehicles to Nawi Leasing, Inc., a company of which Steven Nawi is President. Mr. Nawi is a member of our Board of Directors. During the year 2002, purchases from and sales to Nawi Leasing, Inc. and its affiliates represented less than 1% of our aggregate sales and purchases.

In connection with the acquisition of our Nissan dealership in Hempstead, New York, we obtained an option to acquire that dealership's land and building from the landlord who held the lease on that property. We exercised our option, but were unable to obtain the financing necessary to effect the purchase. Since the lease expiration was concurrent with the required property acquisition date and we were unsuccessful in obtaining an extension of the lease term, it became imperative to the Nissan dealership's operations to maintain its presence at that location. In order to ensure continuity of the dealership's operations, in a transaction approved by our Board of Directors, Bruce Bendell and Harold Bendell agreed to personally acquire the property through a company they formed and lease it back to us. The result of this transaction was to eliminate the capitalized lease of approximately $3.6 million and the related liability of $3.0 million that we had recorded in connection with this property. The difference of $637,000, the book value of the purchase option, was recorded as a long-term related party receivable, which is included in other non-current assets. We entered into a lease with the new landlord for five years with a five-year renewal option for approximately the same monthly rental we were previously paying. An independent appraiser has been retained in order to determine a fair market rent so that the current rent could be adjusted and the lease revised, accordingly, if necessary. Similarly, the value of the purchase option will be determined and an adjustment to the related party receivable will be made and a gain or loss will be recorded at that time if the value of the option at the date of transfer exceeded its book value of $637,000. The receivable will be repaid, ratably, through monthly payments over the remaining term of the lease, together with related interest at a market rate. Based on the final report of the appraiser, no adjustment is required for either the rental rate or the receivable balance.

In unrelated transactions, in order to obtain floor plan financing at favorable rates, each of Bruce Bendell and Harold Bendell has agreed to either guarantee certain of our floor plan debt or provide certain collateral in connection with our floor plan or other borrowings. Our Board of Directors has agreed to obtain independent valuations the Credit Enhancements and pay each of the Bendell's the fair value of his respective contributions. We have engaged an independent valuation firm and have received a preliminary valuation from such firm of $160,000 for the economic risk value of the Credit Enhancement. Accordingly, we have accrued such amount as a liability in the third quarter of 2002. When the final such valuations have been completed, and our Board of Directors has reviewed the results and evaluated the circumstances of the Credit Enhancement relative to our enterprise value, adjustment, if necessary and warranted, will be made for any difference from the preliminary estimate.

Harold Bendell has acquired the right to an off premises storage facility that was previously leased by us, on a month-to-month basis, from an independent third party. Accordingly, we are leasing such space from Mr. Bendell for $15,000 per month, approximately the same monthly rental we were paying to the prior landlord.

ITEM 14. CONTROLS AND PROCEDURES.

Our Chief Executive Officer, who is also our Acting Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this annual report on Form 10-K (the "Evaluation Date")), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to him by others within those entities, particularly during the period in which this yearly report on Form 10-K was being prepared.

There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

ITEM. 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      Exhibits

         EXHIBIT NUMBER                 DESCRIPTION                                                        PAGE
         --------------                 -----------                                                        ----
         3.1 (1)                        Articles of Incorporation of Fidelity Holdings, Inc.,
                                        ("Company") incorporated by reference to
                                        Exhibit 3.1 of Company's Registration
                                        Statement on Form 10-SB, as amended,
                                        filed with the Securities and Exchange
                                        Commission on March 7, 1997.                                         N/A

         3.2 (1)                        Articles of Incorporation of Computer Business Sciences, Inc.,
                                        incorporated by reference to Exhibit 3.2 of Company's
                                        Registration Statement on Form 10-SB, as amended, filed with
                                        the Securities and Exchange Commission on March 7, 1997.             N/A

         3.3 (1)                        Articles of Incorporation of 786710 (Ontario) Limited,
                                        incorporated by reference to Exhibit 3.3 of Company's
                                        Registration Statement on Form 10-SB, as amended, filed with
                                        the Securities and Exchange Commission on March 7, 1997.             N/A

         3.4 (1)                        Articles of Incorporation of Premo-Plast, Inc., incorporated by reference to Exhibit 3.4 of Company's Registration Statement on
                                        Form 10-SB, as amended, filed with the Securities and Exchange
                                        Commission on March 7, 1997.                                         N/A

         3.5 (1)                        Articles of Incorporation of C.B.S. Computer Business Sciences
                                        Ltd., incorporated by reference to Exhibit 3.5 of Company's
                                        Registration Statement on Form 10-SB, as amended, filed with
                                        the Securities and Exchange Commission on March 7, 1997.             N/A

         3.6 (1)                        Articles of Incorporation of Major Fleet & Leasing Corp.,
                                        incorporated by reference to Exhibit 3.6 of Company's
                                        Registration Statement on Form 10-SB, as amended, filed with
                                        the Securities and Exchange Commission on March 7, 1997.             N/A

         3.7 (1)                        Articles of Incorporation of Reynard Service Bureau, Inc.,
                                        incorporated by reference to Exhibit 3.7 of Company's
                                        Registration Statement on Form 10-SB, as amended, filed with
                                        the Securities and Exchange Commission on March 7, 1997.             N/A

         3.8 (1)                        Articles of Incorporation of Major Acceptance Corp.,
                                        incorporated by reference to Exhibit 3.8 of Company's
                                        Registration Statement on Form 10-SB, as amended, filed with
                                        the Securities and Exchange Commission on March 7, 1997.             N/A

         3.9 (1)                        By-Laws of the Company incorporated by reference to Exhibit 3.9 of Company's Registration Statement on Form 10-SB, as amended, filed with the Securities and Exchange Commission on March 7,
                                        1997.                                                                N/A

         3.10 (14)                      Certificate of Amendment to Articles of Incorporation of the
                                        Company filed on December 12, 2000.                                  -

         4.1 (1)                        Certificate of Designation for the Company's 1996-MAJOR Series
                                        of Convertible Preferred Stock, incorporated by reference to
                                        Exhibit 4.1 of Company's Registration Statement on Form 10-SB,
                                        as amended, filed with the Securities and Exchange Commission
                                        on March 7, 1997.                                                    N/A

         4.1(i) (2)                     Form of Amended and Restated Certificate of Designation for the
                                        Company's 1996-MAJOR Series of Convertible Preferred Stock.          N/A

         4.2 (1)                        Warrant Agreement for Nissko Warrants, incorporated by
                                        reference to Exhibit 4.2 of Company's Registration Statement on
                                        Form 10-SB, as amended, filed with the Securities and Exchange
                                        Commission on March 7, 1997.                                         N/A

         4.3 (1)                        Warrant Agreement for Major Fleet Warrants, incorporated by reference to Exhibit 4.3 of Company's Registration Statement on
                                        Form 10-SB, as amended, filed with the Securities and Exchange
                                        Commission on March 7, 1997.                                         N/A

         4.3(i) (2)                     Amended and Restated Warrant Agreement, dated October 11, 1997
                                        between the Company, Bruce Bendell and Harold Bendell.               N/A

         4.4 (1)                        Warrant Agreement for Progressive Polymerics International,
                                        Inc. Warrants, incorporated by reference to Exhibit 4.4 of
                                        Company's Registration Statement on Form 10-SB, as amended, filed with the Securities and Exchange Commission on March 7,
                                        1997.                                                                N/A

         4.5 (2)                        Form of Certificate of Designation for the Company's
                                        1997A-Major Automotive Group Series of Preferred Stock.              N/A

         4.6 (2)                        Form of Certificate of Designation for the Company's 1997 Major
                                        Series of Convertible Preferred Stock.                               N/A

         4.7 (2)                        Form of Registration Rights Agreement between the Company and
                                        Bruce Bendell.                                                       N/A

         4.8 (2)                        Stock Pledge and Security Agreement, dated March 26, 1996, between Doron Cohen, Bruce Bendell, Avraham Nissanian, Yossi
                                        Koren, Sam Livian and Robert Rimberg.                                N/A

         4.9 (2)                        Form of Registration Rights Agreement between the Company,
                                        Castle Trust and Management Services Limited and Bruce Bendell.      N/A

         4.10 (2)                       Form of the Company's 10% Convertible Subordinated Debenture
                                        due 1999.                                                            N/A

         4.11 (4)                       Certificate of Designation for the Company's 1997-Major Series
                                        of Convertible Preferred Stock.                                      N/A

         4.11 (6)                       Form of Warrant.                                                     N/A

         4.12 (6)                       Form of CBS Warrant.                                                 N/A

         4.13 (6)                       Form of Debenture.                                                   N/A

         4.14 (7)                       Form of Closing Warrant.                                             N/A

         4.15 (7)                       Form of Adjustable Warrant.                                          N/A

         4.16 (8)                       Form of Closing Warrant.                                             N/A

         4.17 (8)                       Form of Adjustable Warrant.                                          N/A

         4.18 (9)                       Form of Closing Warrant.                                             N/A

         4.19 (9)                       Form of Adjustable Warrant.                                          N/A

         10.1 (1)                       Employment Agreement, dated November 7, 1995, between the
                                        Company and Doron Cohen, incorporated by reference to Exhibit
                                        10.1 of Company's Registration Statement on Form 10-SB, as
                                        amended, filed with the Securities and Exchange Commission on
                                        March 7, 1997.                                                       N/A

         10.1(i) (2)                    Amendment No. 1 to Employment Agreement, dated as of November
                                        7, 1995 between the Company and Doron Cohen.                         N/A

         10.2 (1)                       Consulting Agreement, dated November 7, 1995, between the
                                        Company and Bruce Bendell, incorporated by reference to Exhibit
                                        10.2 of Company's Registration Statement on Form 10-SB, as
                                        amended, filed with the Securities and Exchange Commission on
                                        March 7, 1997.                                                       N/A

         10.2(i) (2)                    Amendment No. 1 to Consulting Agreement, dated as of November
                                        7, 1995 between Fidelity Holdings, Inc. and Bruce Bendell.           N/A

         10.3 (1)                       Agreement for Purchase of Patents, dated November 14, 1995, between the Company and Progressive Polymerics, Inc.,

                                        incorporated by reference to Exhibit 10.3 of the Company's
                                        Registration Statement on Form 10-SB, as amended, filed with
                                        the Securities and Exchange Commission on March 7, 1997.             N/A

         10.3(i) (1)                    First Amendment, dated September 30, 1996, to Agreement for
                                        Purchase of Patents, dated November 14, 1995, incorporated by reference to Exhibit 10.4 of Company's Registration Statement
                                        on Form 10-SB as amended, filed with the Securities and
                                        Exchange Commission on March 7, 1997.                                N/A

         10.5 (1)                       Agreement, dated March 25, 1996, between Nissko Telecom, Ltd.
                                        and Computer Business Sciences, Inc., incorporated by reference to Exhibit 10.5 of Company's Registration Statement on Form
                                        10-SB, as amended, filed with the Securities and Exchange
                                        Commission on March 7, 1997.                                         N/A

         10.6 (1)                       Asset Purchase Agreement, dated April 18, 1996, between the
                                        Company and Zvi and Sarah Barak, incorporated by reference to
                                        Exhibit 10.6 of Company's Registration Statement on Form 10-SB,
                                        as amended, filed with the Securities and Exchange Commission
                                        on March 7, 1997.                                                    N/A

         10.6(i) (2)                    Amendment to Asset Purchase Agreement dated August 7, 1997.          N/A

         10.7 (1)                       Employment Agreement dated April 18, 1996 between the Company and Dr. Zvi Barak, incorporated by reference to Exhibit 10.7 of
                                        Company's Registration Statement on Form 10-SB, as amended, filed with the Securities and Exchange Commission on March 7,
                                        1997.                                                                N/A

         10.8 (1)                       Employment Agreement dated October 18, 1996 between Computer
                                        Business Sciences, Inc. and Paul Vesel, incorporated by
                                        reference to Exhibit 10.8 of Company's Registration Statement
                                        on Form 10-SB, as amended, filed with the Securities and
                                        Exchange Commission on March 7, 1997.                                N/A

         10.9 (1)                       Indemnification Agreement dated November 7, 1995 between the
                                        Company and Doron Cohen, incorporated by reference to Exhibit
                                        10.9 of Company's Registration Statement on Form 10-SB, as
                                        amended, filed with the Securities and Exchange Commission on
                                        March 7, 1997.                                                       N/A

         10.10 (1)                      Indemnification Agreement dated November 7, 1995 between the
                                        Company and Bruce Bendell, incorporated by reference to Exhibit
                                        10.10 of Company's Registration Statement on Form 10-SB, as
                                        amended, filed with the Securities and Exchange Commission on
                                        March 7, 1997.                                                       N/A

         10.11 (1)                      Indemnification Agreement dated December 6, 1995 between the
                                        Company and Richard C. Fox, incorporated by reference to
                                        Exhibit 10.11 of Company's Registration Statement on Form
                                        10-SB, as amended, filed with the Securities and Exchange
                                        Commission on March 7, 1997.                                         N/A

         10.12 (1)                      Indemnification Agreement dated March 28, 1996 between the
                                        Company and Dr. Barak, incorporated by reference to Exhibit
                                        10.12 of Company's Registration Statement on Form 10-SB, as
                                        amended, filed with the Securities and Exchange Commission on
                                        March 7, 1997.                                                       N/A

         10.13 (1)                      Indemnification Agreement dated March 28, 1996 between the
                                        Company and Yossi Koren, incorporated by reference to Exhibit
                                        10.13 of Company's Registration Statement on Form 10-SB, as
                                        amended, filed with the Securities and Exchange Commission on
                                        March 7, 1997.                                                       N/A

         10.14 (1)                      Plan of Reorganization for acquisition of Major Fleet & Leasing
                                        Corp. dated August 23, 1996 between the Company, Bruce Bendell and Harold Bendell, incorporated by reference to Exhibit 10.17 of Company's Registration Statement on Form 10-SB, as amended, filed with the Securities and Exchange Commission on March 7,
                                        1997.                                                                N/A

         10.15 (1)                      Patent Purchase Agreement dated December 30, 1996 between
                                        Premo-Plast, Inc. and John Pinciaro, incorporated by reference to Exhibit 10.16 of Company's Registration Statement on Form
                                        10-SB, as amended, filed with the Securities and Exchange
                                        Commission on March 7, 1997.                                         N/A

         10.16 (1)                      Employment Agreement dated December 30, 1996 between
                                        Premo-Plast, Inc. and John Pinciaro, incorporated by reference to Exhibit 10.17 of Company's Registration Statement on Form
                                        10-SB, as amended, filed with the Securities and Exchange
                                        Commission on March 7, 1997.                                         N/A

         10.17 (1)                      Employment Agreement dated January 27, 1997 between the Company and Ronald K. Premo, incorporated by reference to Exhibit 10.18 of Company's Registration Statement on Form 10-SB, as amended, filed with the Securities and Exchange Commission on March 7,
                                        1997.                                                                N/A

         10.18 (1)                      Plan and Agreement of Merger, dated April 21, 1997, the
                                        Company, Major Automotive Group, Inc., Major Acquisition Corp.
                                        and Bruce Bendell, incorporated by reference to Exhibit 10.19 of Company's Registration Statement on Form 10-SB, as amended, filed with the Securities and Exchange Commission on March 7,
                                        1997.                                                                N/A

         10.18(i) (2)                   Amendment to Plan and Agreement of Merger, dated August 1,
                                        1997, between Fidelity Holdings, Inc., Major Automotive Group,
                                        Inc., Major Acquisition Corp. and Bruce Bendell.                     N/A

         10.18(ii) (2)                  Amendment to Plan and Agreement of Merger, dated August 26,
                                        1997, between Fidelity Holdings, Inc., Major Automotive Group,
                                        Inc., Major Acquisition Corp. and Bruce Bendell.                     N/A

         10.18(iii) (2)                 Amendment to Plan and Agreement of Merger, dated November 20,
                                        1997, between Fidelity Holdings, Inc., Major Automotive Group,
                                        Inc., Major Acquisition Corp. and Bruce Bendell.                     N/A

         10.18(iv) (4)                  Amendment to Plan and Agreement of Merger, dated March 20,
                                        1998, between Fidelity Holdings, Inc., Major Automotive Group,
                                        Inc., Major Acquisition Corp., and Bruce Bendell.                    N/A

         10.19 (1)                      Stock Purchase Agreement with Escrow Agreement attached,
                                        incorporated by reference to Exhibit 10.20 of Company's
                                        Registration Statement on Form 10-SB, as amended, filed with
                                        the Securities and Exchange Commission on March 7, 1997.             N/A

         10.20 (1)                      Management Agreement, incorporated by reference to Exhibit
                                        10.21 of Company's Registration Statement on Form 10-SB, as
                                        amended, filed with the Securities and Exchange Commission on
                                        March 7, 1997.                                                       N/A

         10.21 (1)                      Employment Agreement with Moise Benedid, incorporated by
                                        reference to Exhibit 10.22 of Company's Registration Statement
                                        on Form 10-SB, as amended, filed with the Securities and
                                        Exchange Commission on March 7, 1997.                                N/A

         10.22 (2)                      Partnership Agreement between Nissko Telecom Associates and the
                                        Company.                                                             N/A

         10.23 (2)                      Memorandum of Understanding, dated September 9, 1997, by and among Computer Business Sciences, Inc., Nissko Telecom Ltd.,
                                        the Company and Robert L. Rimberg.                                   N/A

         10.24 (2)                      Letter of Intent, dated June 6, 1997, between the Company and
                                        SouthWall Capital Corp. (formerly known as Sun Coast Capital
                                        Corp.)                                                               N/A

         10.25 (2)                      Letter of Intent, dated September 1997, between the Company,
                                        Lichtenberg Robbins Buick, Inc. and Lichtenberg Motors Inc.          N/A

         10.26 (2)                      Consulting Agreement, dated February 18, 1997, with Ronald
                                        Shapss Corporate Services, Inc.                                      N/A

         10.27 (2)                      Value Added Reseller Agreement between Summa Four, Inc. and
                                        Computer Business Sciences, Inc., as Reseller.                       N/A

         10.28 (2)                      Lease Agreement, dated March 1996, between 80-02 Leasehold
                                        Company, as Owners and the Company, as Tenant.                       N/A

         10.29 (2)                      Master Lease Agreement, dated December 26, 1996, between Major
                                        Fleet & Leasing Corp., as Lessor, and Nissko Telecom, Ltd., as
                                        Lessee.                                                              N/A

         10.30 (2)                      Sublease Agreement, dated March 1995, between Speedy R.A.C.,
                                        Inc., as Sublessor, and Major Subaru Inc., as Sublessee.             N/A

         10.31 (2)                      Lease Agreement, dated November 1, 1991, between Gloria Hinsch,
                                        as Landlord, and Major Chrysler-Plymouth, Inc., as Tenant.           N/A

         10.32 (2)                      Store Lease Agreement, dated June 10, 1992, between Bill K.
                                        Kartsonis, as Owner, and Major Automotive Group, as Tenant.          N/A

         10.33 (2)                      Lease Agreement, dated June 3, 1994, between General Motors
                                        Corporation, as Lessor, and Major Chevrolet, Inc., as Lessee.        N/A

         10.34 (2)                      Lease Agreement, dated August 1990, between Bruce Bendell and
                                        Harold Bendell, as Landlord and Major Chrysler-Plymouth, Inc.,
                                        as Tenant.                                                           N/A

         10.34(i) (2)                   Extension of Lease Agreement, dated August 14, 1997, between
                                        Bruce Bendell and Harold Bendell, as Landlord and Major Dodge,
                                        Inc. (formerly known as Major Chrysler-Plymouth,
                                        Inc.), as Tenant.                                                    N/A

         10.34(ii) (2)                  Extension of Lease Agreement, dated December 16, 1997, between
                                        Bruce Bendell and Harold Bendell, as Landlord and Major Dodge
                                        (formerly known as Major Chrysler-Plymouth,
                                        Inc.), as Tenant.                                                    N/A

         10.35 (2)                      Lease Agreement, dated February 1995, between Bendell Realty,
                                        L.L.C., as Landlord, and Major Chrysler-Plymouth Jeep Eagle,
                                        Inc., as Tenant.                                                     N/A

         10.35(i) (2)                   Extension of Lease Agreement, dated August 14, 1997, between
                                        Bendell Realty, L.L.C., as Landlord and Major Chrysler-Plymouth
                                        Jeep Eagle, Inc., as Tenant.                                         N/A

         10.35(ii) (2)                  Extension of Lease Agreement, dated December 16, 1997, between
                                        Bendell Realty, L.L.C., as Landlord and Major Chrysler-Plymouth
                                        Jeep Eagle, Inc., as Tenant.                                         N/A

         10.36 (2)                      Lease Agreement, dated February 1996, between Prajs Drimmer
                                        Associates, as Landlord, and Barak Technology Inc., as Tenant.       N/A

         10.37 (2)                      Sublease Agreement, dated January 8, 1997, between Newsday,
                                        Inc., as Sublessor, and Major Fleet & Leasing Corp., as
                                        Sublessee.                                                           N/A

         10.37(i) (2)                   Consent to Sublease Agreement, dated January 16, 1997, between
                                        80-02 Leasehold Company, Newsday Inc. and Major Fleet and
                                        Leasing Corp.                                                        N/A

         10.38 (2)                      General Security Agreement between Major Fleet & Leasing Corp.,
                                        as Debtor, and Marine Midland Bank, as Secured Party.                N/A

         10.39 (2)                      Retail and Wholesale Dealer's Agreement, dated March 30, 1995, between Marine Midland Bank, as Bank, and Major Fleet & Leasing
                                        Corp., as Dealer.                                                    N/A

         10.40 (2)                      Wholesale Lease Financing Line of Credit between General
                                        Electric Capital Corporation, as Lender, and Major Fleet &
                                        Leasing Corp., as Borrower.                                          N/A

         10.41 (2)                      Chrysler Leasing System License Agreement between Chrysler
                                        Motors Corporation, as Licensor, and Major Fleet & Leasing
                                        Corp., as Licensee.                                                  N/A

         10.42 (2)                      GMAC Retail Plan Agreement between General Motors Acceptance
                                        Corp. and Major Fleet & Leasing Corp., as Dealer.                    N/A

         10.43 (2)                      Fidelity Holdings, Inc. 1996 Employees' Performance Recognition
                                        Plan.                                                                N/A

         10.44 (2)                      Secured Promissory Note, dated December 31, 1996, between Doron
                                        Cohen, as Maker, and Fidelity Holdings, Inc., as Holder.             N/A

         10.45 (2)                      Dealer Master Agent Agreement and License, dated February 1996, between Computer Business Sciences, Inc. and Progressive
                                        Polymerics International, Inc., as Master Agent.                     N/A

         10.46 (2)                      Dealer Master Agent Agreement and License, dated February 1996, between Computer Business Sciences, Inc. and Cellular Credit
                                        Corp. of America, Inc., as Master Agent.                             N/A

         10.47 (2)                      Dealer Master Agent Agreement and License, dated February 1996, between Computer Business Sciences, Inc. and America's New
                                        Beginning, Inc., as Master Agent.                                    N/A

         10.48 (2)                      Dealer Master Agent Agreement and License, dated February 1996, between Computer Business Sciences, Inc. and Korean Telecom, as
                                        Master Agent.                                                        N/A

         10.49 (2)                      Dealer Master Agent Agreement and License, dated February 1996, between Computer Business Sciences, Inc. and Philcom
                                        Telecommunications, as Master Agent.                                 N/A

         10.50 (2)                      Management Agreement, dated August 23, 1996, between Major
                                        Fleet, Bruce Bendell and Harold Bendell.                             N/A

         10.51 (2)                      Wholesale Security Agreement, dated April 26, 1990, between
                                        General Motors Acceptance Corporation ("GMAC") and Major Fleet.      N/A

         10.51(i) (2)                   Amendment, dated February 14, 1991, to Wholesale Security
                                        Agreement between GMAC and Major Fleet.                              N/A

         10.52 (2)                      Direct Leasing Plan Dealer Agreement, dated July 24, 1986,
                                        between GMAC and Major Fleet.                                        N/A

         10.53 (2)                      Retail Lease Service Plan Agreement, dated April 3, 1987,
                                        between GMAC and Major Fleet.                                        N/A

         10.54 (2)                      Contribution Agreement dated as of October 6, 1997 between the
                                        Company, Bruce Bendell and Doron Cohen.                              N/A

         10.55 (2)                      Letter of Commitment dated March 16, 1998 from Falcon
                                        Financial, LLC to Major Auto Acquisition, Inc.                       N/A

         10.56 (4)                      Security Agreement, dated May 14, 1998, made by Major
                                        Acquisition Corp., Major Automotive Realty Corp., and Falcon
                                        Financial, LLC.                                                      N/A

         10.57 (4)                      Guarantee, dated as of May 14, 1998, made by Fidelity Holdings,
                                        Inc. in favor of Falcon Financial, LLC.                              N/A

         10.58 (4)                      Amended and restated secured promissory note, dated May 14,
                                        1998 and between Major Acquisition Corp. and Falcon Financial,
                                        LLC.                                                                 N/A

         10.59 (3)                      Consulting Agreement among Fidelity Holdings, Inc., Major
                                        Automotive Group, Inc. and Clemont Investors Ltd., dated
                                        October 1, 1998.                                                     N/A

         10.60 (6)                      Placement Agent Agreement, dated as of January 25, 1999,
                                        between Fidelity Holdings, Inc. and The Zanett Securities
                                        Corporation, Claudio Guazzoni, David McCarthy, and Tony Milbank.     N/A

         10.61 (6)                      Securities Purchase Agreement dated as of January 25, 1999, by and among Fidelity Holdings, Inc., Computer Business Sciences,
                                        Inc., Zanett Lombardier, Ltd., Goldman Sachs Performance
                                        Partners, L.P., Goldman Sachs Performance Partners, (Offshore)
                                        L.P., David McCarthy and Bruno Guazzoni.                             N/A

         10.62 (6)                      Registration Rights Agreement dated as of January 25, 1999, by and among Fidelity Holdings, Inc., Zanett Lombardier, Ltd.,
                                        Goldman Sachs Performance Partners, L.P., Goldman Sachs
                                        Performance Partners, (Offshore) L.P., David McCarthy and Bruno
                                        Guazzoni.                                                            N/A

         10.63 (7)                      Letter Agreement, dated as of June 24,1999, by and among
                                        Fidelity Holdings, Inc. and Strong River Investments, Inc., Bay
                                        Harbor Investments, Inc. and Augusta Street LLC.                     N/A

         10.64 (7)                      Securities Purchase Agreement dated as of June 24, 1999, by and among Fidelity Holdings, Inc. and Strong River Investments,
                                        Inc., Bay Harbor Investments, Inc. and Augusta Street LLC.           N/A

         10.65 (7)                      Registration Rights Agreement dated as of June 24, 1999, by and among Fidelity Holdings, Inc. and Strong River Investments,
                                        Inc., Bay Harbor Investments, Inc. and Augusta Street LLC.           N/A

         10.66 (8)                      Securities Purchase Agreement dated as of December 8, 1999, by and among Fidelity Holdings, Inc. and Strong River Investments,
                                        Inc., Montrose Investments Ltd. and Augusta Street LLC.              N/A

         10.67 (9)                      Registration Rights Agreement dated as of December 8, 1999, by and among Fidelity Holdings, Inc. and Strong River Investments,
                                        Inc., Montrose Investments Ltd. and Augusta Street LLC.              N/A

         10.68 (9)                      Securities Purchase Agreement dated as of February 8, 2000, by and among Fidelity Holdings, Inc. and Strong River Investments,
                                        Inc., Montrose Investments Ltd. and Augusta Street LLC.              N/A

         10.69 (9)                      Registration Rights Agreement dated as of February 8, 2000, by and among Fidelity Holdings, Inc. and Strong River Investments,
                                        Inc., Montrose Investments Ltd. and Augusta Street LLC.              N/A

         10.70 (10)                     Merger Agreement dated January 18, 2000 by and among Fidelity
                                        Holdings, Inc., Cars Acquisition, Inc., CarsTV.com, Inc., and
                                        Jack H. Singer.                                                      N/A

         10.71 (10)                     Transfer Restriction and Optional Conversion Agreement dated
                                        January 18, 2000 by and among Fidelity Holdings, Inc., Jack H.
                                        Singer and certain other individual investors.                       N/A

         10.72 (10)                     Escrow Agreement dated January 18, 2000 by and among Fidelity
                                        Holdings, Inc., Cars Acquisition, Inc., CarsTV.com, Inc., and
                                        Jack H. Singer, certain other individual investors and Littman
                                        Krooks Roth & Ball P.C., as escrow agent.                            N/A

         10.73 (10)                     Securities Purchase Agreement dated as of March 14, 2000, by and between Fidelity Holdings, Inc. and Strong River
                                        Investments, Inc.                                                    N/A

         10.74 (10)                     Registration Rights Agreement dated as of March 14, 2000, by and between Fidelity Holdings, Inc. and Strong River
                                        Investments, Inc.                                                    N/A

         10.75 (10)                     Lease Agreement dated as of January 28, 2000, by 80-02
                                        Leasehold Company, L.P. and Mid-Atlantic Telecommunications,
                                        Inc.                                                                 N/A

         10.76 (10)                     Repurchase of Nissko Master Rights Agreement among Computer
                                        Business Sciences Inc, Nisko L.P. and shareholders of Nissko
                                        Telecom Ltd dated November 30, 1999.                                 N/A

         10.77 (11)                     Separation and Release Agreement dated as of August 8, 2000, entered into by and among Fidelity Holdings, Inc. and Doron
                                        Cohen.                                                               N/A

         10.78 (12)                     Redemption Agreement dated as of September 8, 2000, entered into by and among Fidelity Holdings, Inc., Strong River
                                        Investments, Inc. and Montrose Investments Ltd.                      N/A

         10.79 (12)                     Redemption Agreement dated as of September 8, 2000, entered
                                        into between Fidelity Holdings, Inc. and Augusta Street LLC.         N/A

         10.80 (13)                     Senior Secured Promissory Note due December 11, 2002 dated
                                        December 11, 2000.                                                   N/A

         10.81 (13)                     Security and Pledge Agreement dated December 11, 2000 between
                                        Fidelity Holdings, Inc. and M&K Equities, Ltd.                       N/A

         10.82 (14)                     Asset Purchase Agreement Asset dated as of February 12, 2001 between Internet Creations, Inc. (d/b/a Internet Connections)
                                        and Access Technology, Inc.                                          N/A

         10.83 (14)                     Stock Purchase Agreement dated of March 27, 2001 by and among
                                        Global Communications of NY, Inc., Fidelity Holdings, Inc. and
                                        IG2, Inc.                                                            N/A

         10.84 (14)                     Senior Secured Promissory Note due March 27, 2006 dated March
                                        27, 2001.                                                            N/A

         10.85 (14)                     Separation and Release Agreement dated March 27, 2001 entered into by and between Fidelity Holdings, Inc. and Kimberly
                                        Peacock.                                                             N/A

         10.86 (14)                     Letter dated November 21, 2000 regarding Promissory Notes in favor of Strong River Investments, Inc. and Montrose
                                        Investments Ltd.                                                     N/A

         10.87 (15)                     Stock Purchase Agreement by and among Global Communications of
                                        NY, Inc., the Major Automotive Companies, Inc. and ICS Globe,
                                        Inc. dated July 31, 2001.                                            N/A

         10.88 (15)                     Senior Secured Promissory Note due December 31, 2003 dated July
                                        31, 2001.


         10.89 (16)                     2001 Outside Director Stock Plan                                     N/A

         10.90 (17)                     Wholesale Security Agreement dated March 12, 2002 between
                                        General Motors Acceptance Corporation and Major Chevrolet, Inc.

         10.91 (17)                     Letter from HSBC Bank, USA dated March 20, 2002 regarding floor      N/A
                                        plan lines.

         10.92                          Amended Senior Secured Promissory Note due December 11, 2002           -
                                        effective as of January 3, 2003.

         10.93                          Amended Security and Pledge Agreement dated December 11, 2000          -
                                        between Fidelity Holdings, Inc. and M&K Equities, Ltd.

         16.1 (5)                       Letter from Peter C. Cosmas Co., CPAs, dated February 9, 1999.       N/A

         21.1                           List of Subsidiaries of the Company.                                  -

         23.1                           Consent of BDO Seidman, LLP, Independent Accountants.                 -

         99.1                           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                                        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.            -

         (1)                            Previously filed with the Commission as Exhibits to, and
                                        incorporated herein by reference from, the Company's
                                        registration statement on Form 10-SB (File No. 0-29182).

         (2)                            Previously filed with the Commission as
                                        Exhibits to, and incorporated herein by
                                        reference from, the Company's annual
                                        report on Form 10-KSB for the year ended
                                        December 31, 1997 (File No. 0-29182)

         (3)                            Previously filed with the Commission as
                                        Exhibits to, and incorporated herein by
                                        reference from, the Company's quarterly
                                        report on Form 10-QSB for the quarter
                                        ended September 30, 1998 (File No.
                                        0-29182).

         (4)                            Previously filed with the Commission as Exhibits to, and
                                        incorporated herein by reference from, the Company's current report on Form 8-K, dated May 14, 1998. (File No. 0-29182).

         (5)                            Previously filed with the Commission as Exhibits to, and
                                        incorporated herein by reference from, the Company's current report on form 8-K, dated February 5, 1999. (File No. 0-29182).

         (6)                            Previously filed with the Commission as Exhibits to, and
                                        incorporated herein by reference from, the Company's current report on form 8-K, dated January 26, 1999. (File No. 0-29182).

         (7)                            Previously filed with the Commission as Exhibits to, and
                                        incorporated herein by reference from, the Company's current report on form 8-K, dated July 3, 1999. (File No. 0-29182).

         (8)                            Previously filed with the Commission as Exhibits to, and
                                        incorporated herein by reference from, the Company's current report on form 8-K, dated December 10, 1999. (File No. 0-29182).

         (9)                            Previously filed with the Commission as Exhibits to, and
                                        incorporated herein by reference from, the Company's current report on form 8-K, dated February 16, 2000 (File No. 0-29182).

         (10)                           Previously filed with the Commission as
                                        Exhibits to, and incorporated herein by
                                        reference from, the Company's annual
                                        report on Form 10-KSB for the year ended
                                        December 31, 1999 (File No. 0-29182).

         (11)                           Previously filed with the Commission as Exhibits to, and
                                        incorporated herein by reference from, the Company's current report on form 10-Q, dated August 21, 2000 (File No. 0-29182).

         (12)                           Previously filed with the Commission as Exhibits to, and
                                        incorporated herein by reference from, the Company's current report on form 8-K, dated September 22, 2000 (File No. 0-29182).

         (13)                           Previously filed with the Commission as Exhibits to, and
                                        incorporated herein by reference from, the Company's current report on form 8-K, dated December 21, 2000 (File No. 0-29182).

         (14)                           Previously filed with the Commission as Exhibits to, and
                                        incorporated herein by reference from, the Company's current report on Form 10-K, dated April 17, 2001 (File No. 0-29182).

         (15)                           Previously filed with the Commission as Exhibits to, and
                                        incorporated herein by reference from, the Company's current report on Form 10-Q, dated August 20, 2001 (File No. 0-29182).

         (16)                           Previously filed with the Commission as
                                        an Exhibit to, and incorporated herein
                                        by reference from, the Company's
                                        definitive proxy statement on Schedule
                                        14A, dated October 24, 2001 (File No.
                                        0-29182).

         (17)                           Previously filed with the Commission as Exhibits to, and
                                        incorporated herein by reference from, the Company's current report on Form 10-K, dated April 16, 2002 (File No. 0-29182).



(b)      Reports on Form 8-K

On October 23, 2002, we filed a Report on Form 8-K reporting, that, effective October 22, 2002, Richard L. Feinstein resigned as our Senior Vice President - Finance and Chief Financial Officer.

On October 21, 2002, we filed a Report on Form 8-K reporting that we entered into a Separation and Release Agreement with James R. Wallick, our former President and former member of our Board of Directors, wherein we have settled all matters with Mr. Wallick arising out of his former employment with us and our subsidiaries.

On April 5, 2002, we filed a Report on Form 8-K reporting that James R. Wallick resigned as a director.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          The Major Automotive Companies, Inc.

Dated: April 15, 2003                     /s/ Bruce Bendell
                                          -----------------------------------
                                          Bruce Bendell,
                                          President, Chief Executive Officer and
                                          Acting Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                     SIGNATURE                                        TITLE                                    DATE
                     ---------                                        -----                                    ----
          /s/ Bruce Bendell                 President, Chief Executive Officer, Acting Chief           April 15, 2003
          ---------------------------       Financial Officer and Director
          Bruce Bendell

          /s/ David Edelstein               Director                                                   April 15, 2003
          ---------------------------
          David Edelstein

          /s/ Steven Hornstock              Director                                                   April 15, 2003
          ---------------------------
          Steven Hornstock

          /s/Steven Nawi                    Director                                                   April 15, 2003
          ---------------------------
          Steven Nawi

          /s/ Jeffrey Weiner                Director                                                   April 15, 2003
          ---------------------------
          Jeffrey Weiner

                                  CERTIFICATION

I, Bruce Bendell, certify that:

1. I have reviewed this annual report on Form 10-K of the Major Automotive Companies, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 15, 2003                     /s/ Bruce Bendell
                                   -------------------------------
                                   Bruce Bendell
                                   President, Chief Executive Officer and
                                   Acting Chief Financial Officer

                                                            THE MAJOR AUTOMOTIVE
                                                                 COMPANIES, INC.

                                               CONSOLIDATED FINANCIAL STATEMENTS
                                    YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                            THE MAJOR AUTOMOTIVE
                                                                 COMPANIES, INC.

                                               CONSOLIDATED FINANCIAL STATEMENTS
                                    YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                                                                                   CONTENTS
                                                                                                   --------

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                                      F-3

CONSOLIDATED FINANCIAL STATEMENTS:
    Balance sheets as of December 31, 2002 and 2001                                                     F-4
    Statements of operations for the years ended December 31, 2002, 2001 and 2000                       F-5
    Statements of stockholders' equity for the years ended December 31, 2002, 2001 and 2000       F-6 - F-8
    Statements of cash flows for the years ended December 31, 2002, 2001 and 2000                F-9 - F-10
    Notes to consolidated financial statements                                                  F-11 - F-54

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
The Major Automotive Companies, Inc.
Long Island City, New York

We have audited the consolidated balance sheets of The Major Automotive Companies, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Major Automotive Companies, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1(l) to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

                                                    /S/ BDO Seidman, LLP
                                                   ---------------------
April 11, 2003                                          BDO Seidman, LLP
New York, New York

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                          CONSOLIDATED BALANCE SHEETS

 December 31,                                                                        2002                           2001
 ------------                                                                        ----                           ----
 ASSETS
 CURRENT:

     Cash and cash equivalents                                                   $   796,074                   $  4,024,927
     Short term investment                                                           425,930                        269,899
     Net investment in direct financing leases, current                              164,555                        135,122
     Accounts receivable, net of allowance for doubtful accounts of
         $ 506,500 and $700,000                                                   15,179,194                     15,744,096
     Inventories                                                                  46,520,973                     32,673,901
     Due from related parties                                                      1,130,966                      1,442,097
     Other current assets                                                            506,435                        520,574
                                                                                 -----------                    -----------
         TOTAL CURRENT ASSETS                                                     64,724,127                     54,810,616
 NET INVESTMENT IN DIRECT FINANCING LEASES, NET OF CURRENT PORTION                   233,937                        191,053
 PROPERTY AND EQUIPMENT, NET                                                       4,938,545                      8,901,218
 DEFERRED INCOME TAXES                                                             1,576,000                      1,576,000
 GOODWILL                                                                         13,589,000                     13,589,000
 DUE FROM OFFICER AND STOCKHOLDER                                                  1,395,358                      1,595,549
 NOTES RECEIVABLE AND OTHER ASSETS                                                   790,374                      1,666,081
                                                                                 -----------                    -----------
                                                                                 $87,247,341                    $82,329,517
                                                                                 ===========                    ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:

     Notes payable - floor plan                                                  $46,224,707                    $33,963,903
     Line of credit                                                                       --                        500,000
     Accounts payable                                                              6,727,578                      9,318,409
     Accrued expenses                                                              6,991,326                      5,950,762
     Current maturities of long-term debt                                            675,452                        912,221
     Customer deposits and other current liabilities                                 978,981                        770,671
                                                                                 -----------                     ----------
     TOTAL CURRENT LIABILITIES                                                    61,598,044                     51,415,966
 LONG-TERM DEBT, LESS CURRENT MATURITIES                                           7,701,700                      9,853,587
 OBLIGATIONS UNDER CAPITAL LEASES                                                         --                      3,111,643
                                                                                 -----------                    -----------
            TOTAL LIABILITIES                                                     69,299,744                     64,381,196
                                                                                 -----------                    -----------
 COMMITMENTS AND CONTINGENCIES
 STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value - 2,000,000 shares authorized;
         -0- and 100,000 shares issued and outstanding                                    --                          1,000
     Common stock, $.01 par value - 50,000,000 shares
         authorized; 9,564,371 and 7,994,338 shares
         issued and outstanding in 2002 and 2001, respectively                        95,643                         79,943
     Unearned stock-based compensation                                                    --                       (115,946)
     Additional paid-in capital                                                   40,123,765                     39,964,363
     Treasury stock, at cost                                                      (1,963,764)                    (1,963,764)
     Deficit                                                                     (20,308,047)                   (20,017,275)
                                                                                 -----------                    -----------
            TOTAL STOCKHOLDERS' EQUITY                                            17,947,597                     17,948,321
                                                                                 -----------                    -----------
                                                                                 $87,247,341                    $82,329,517
                                                                                 ===========                    ===========


          See accompanying notes to consolidated financial statements.

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

 Year ended December 31,                                                         2002             2001            2000
 -----------------------                                                         ----             ----            ----

     Sales                                                                    $397,947,494    $375,114,505    $322,142,231

     Cost of sales                                                             330,772,319     311,865,557     270,874,536
                                                                              ------------    ------------    ------------
            GROSS PROFIT                                                        67,175,175      63,248,948      51,267,695

 OPERATING EXPENSES                                                             64,760,121      59,222,739      46,580,842

 LITIGATION COSTS                                                                1,348,000       1,085,893         199,802

 INTEREST EXPENSE, NET OF INTEREST INCOME                                          961,826       1,141,792       1,800,804
                                                                              ------------    ------------    ------------
            INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND INCOME (LOSS)
                FROM DISCONTINUED OPERATIONS                                       105,228       1,798,524       2,686,247

 INCOME TAX EXPENSE (BENEFIT)                                                      190,000        (291,000)      1,384,000
                                                                              ------------    ------------    ------------
                   INCOME (LOSS) FROM CONTINUING OPERATIONS                        (84,772)      2,089,524       1,302,247

 INCOME (LOSS) FROM DISCONTINUED OPERATIONS (NET OF INCOME TAX BENEFIT)           (206,000)        590,000     (22,427,322)
                                                                              ------------    ------------    ------------
 NET INCOME (LOSS)                                                            $   (290,772)   $  2,679,524    $(21,125,075)
                                                                              ============    ============    ============
 Income (loss) per common share - continuing operations:
         Basic                                                                $     (0.01)    $       0.32    $       0.26

         Diluted                                                              $     (0.01)    $       0.24    $       0.19
                                                                              ============    ============    ============
 Income (loss) per common share - discontinued operations:
         Basic                                                                $     (0.02)    $       0.09    $      (4.40)

         Diluted                                                              $     (0.02)    $       0.07    $      (4.40)
                                                                              ============    ============    ============
 Net income (loss) per common share:
         Basic                                                                $     (0.03)    $       0.41    $      (4.14)

         Diluted                                                              $     (0.03)    $       0.31    $      (4.14)
                                                                              ============    ============    ============
 Average number of shares used in computation:
         Basic                                                                   8,947,332       6,558,356       5,101,829

         Diluted                                                                 8,947,332       8,662,976       6,791,104
                                                                              ============    ============    ============


          See accompanying notes to consolidated financial statements.

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


 Years ended December 31, 2002, 2001 and 2000





                                                                        Preferred stock                  Common stock
                                                                    ------------------------      ---------------------------
                                                                      Shares       Amount          Shares           Amount
                                                                    --------    ------------      ----------    -------------

BALANCE, DECEMBER 31, 1999                                           500,000    $      5,000      16,019,796    $    160,198
Net loss                                                                  --              --              --              --
Currency translation adjustment                                           --              --              --              --
Issuance of common stock for:
    Services                                                              --              --          21,770             218
    Business combinations                                                 --              --         678,102           6,781
    Exercise of warrants                                                  --              --         574,648           5,747
    Stock compensation, net of deferred amounts                           --              --          71,230             712
Issuance of common stock in connection with private
    placements                                                            --              --         316,667           3,167
Redemption of warrants in connection with private placements              --              --         393,587           3,936
Purchase of treasury stock                                                --              --              --              --
Original issue discount                                                   --              --              --              --
Three-for-two stock split effected in the form of a 150%
    dividend                                                              --              --       8,009,898          80,100
                                                                     -------    ------------      ----------    ------------
BALANCE, DECEMBER 31, 2000 (CARRIED FORWARD)                         500,000    $      5,000      26,085,698    $    260,859
                                                                     =======    ============      ==========    ============


                                                                         Treasury stock           Additional
                                                                      -----------------------      paid-in
                                                                      Shares        Amount         capital
                                                                      ------    -------------    ------------

BALANCE, DECEMBER 31, 1999                                            20,980    $   (263,580)    $ 30,593,905

Net loss                                                                  --              --               --
Currency translation adjustment                                           --              --               --
Issuance of common stock for:
    Services                                                              --              --          209,276
    Business combinations                                                 --              --        8,106,466
    Exercise of warrants                                                  --              --          739,342
    Stock compensation, net of deferred amounts                           --              --          854,566
Issuance of common stock in connection with private
    placements                                                            --              --        4,691,832
Redemption of warrants in connection with private placements              --              --       (6,000,016)
Purchase of treasury stock                                           130,947        (631,390)              --
Original issue discount                                                   --              --           95,000
Three-for-two stock split effected in the form of a 150%
    dividend                                                          10,490              --          (80,100)
                                                                     -------    ------------     ------------
BALANCE, DECEMBER 31, 2000 (CARRIED FORWARD)                         162,417    $   (894,970)    $ 39,210,271
                                                                     =======    ============     ============


                                                                                   Cumulative
                                                                  Retained          currency        Unearned          Total
                                                                  earnings        translation     stock-based      stockholders'
                                                                  (deficit)        adjustment     compensation        equity
                                                                ------------     ------------     ------------     ------------
BALANCE, DECEMBER 31, 1999                                      $ (1,571,724)    $     (6,204)    $         --     $ 28,917,595

Net loss                                                         (21,125,075)              --               --      (21,125,075)
Currency translation adjustment                                           --            6,204               --            6,204
Issuance of common stock for:
    Services                                                              --               --               --          209,494
    Business combinations                                                 --               --               --        8,113,247
    Exercise of warrants                                                  --               --               --          745,089
    Stock compensation, net of deferred amounts                           --               --         (284,391)         570,887
Issuance of common stock in connection with private
    placements                                                            --               --               --        4,694,999
Redemption of warrants in connection with private placements              --               --               --       (5,996,080)
Purchase of treasury stock                                                --               --               --         (631,390)
Original issue discount                                                   --               --               --           95,000
Three-for-two stock split effected in the form of a 150%
    dividend                                                              --               --               --               --
                                                                ------------     ------------       ----------     ------------
BALANCE, DECEMBER 31, 2000 (CARRIED FORWARD)                    $(22,696,799)    $         --       $ (284,391)    $ 15,599,970
                                                                ============     ============       ==========     ============



See accompanying notes to consolidated financial statements.

                                                  THE MAJOR AUTOMOTIVE COMPANIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

 Years ended December 31, 2002, 2001 and 2000





                                                                   Preferred stock              Common stock
                                                                 -------------------     -------------------------
                                                                 Shares       Amount        Shares         Amount
                                                                --------     -------     -----------     ---------
BALANCE, DECEMBER 31, 2000 (BROUGHT FORWARD)                     500,000     $ 5,000      26,085,698     $ 260,859

Net income                                                            --          --              --            --
One-for-five reverse split                                            --          --     (20,868,558)     (208,686)
Issuance of common stock for:
    Services                                                          --          --          98,800           989
    Business combinations                                             --          --         427,120         4,271
    Litigation                                                        --          --         472,600         4,723
    Stock compensation, net of deferred amounts                       --          --             900             9
Redemption of warrants in connection with private placements          --          --              --            --
Purchase of treasury stock                                            --          --              --            --
Conversion from preferred                                       (400,000)     (4,000)      1,777,778        17,778
Stock options granted                                                 --          --              --            --
Amortization of deferred compensation                                 --          --              --            --
                                                                --------     -------     -----------     ---------
BALANCE, DECEMBER 31, 2001 (CARRIED FORWARD)                     100,000     $ 1,000       7,994,338     $  79,943
                                                                ========     =======     ===========     =========



                                                                    Treasury stock           Additional         Retained
                                                                ------------------------       paid-in          earnings
                                                                 Shares         Amount         capital          (deficit)
                                                                --------     -----------     ------------     ------------

BALANCE, DECEMBER 31, 2000 (BROUGHT FORWARD)                     162,417     $  (894,970)    $ 39,210,271     $(22,696,799)

Net income                                                            --              --               --        2,679,524
One-for-five reverse split                                      (129,934)             --          208,686               --
Issuance of common stock for:
    Services                                                          --              --          200,516               --
    Business combinations                                             --              --           (4,271)              --
    Litigation                                                        --              --          250,932               --
    Stock compensation, net of deferred amounts                       --              --            2,007               --
Redemption of warrants in connection with private placements          --              --         (150,000)              --
Purchase of treasury stock                                       194,708      (1,068,794)              --               --
Conversion from preferred                                             --              --          (13,778)              --
Stock options granted                                                 --              --          260,000               --
Amortization of deferred compensation                                 --              --               --               --
                                                                --------     -----------     ------------     ------------
BALANCE, DECEMBER 31, 2001 (CARRIED FORWARD)                     227,191     $(1,963,764)    $ 39,964,363     $(20,017,275)
                                                                ========     ===========     ============     ============

                                                                Cumulative
                                                                 currency       Unearned              Total
                                                                translation    stock-based        stockholders'
                                                                adjustment     compensation          equity
                                                                -----------    ------------      ---------------
BALANCE, DECEMBER 31, 2000 (BROUGHT FORWARD)                        $--        $(284,391)        $ 15,599,970

Net income                                                           --               --            2,679,524
One-for-five reverse split                                           --               --                   --
Issuance of common stock for:
    Services                                                         --               --              201,505
    Business combinations                                            --               --                   --
    Litigation                                                       --               --              255,655
    Stock compensation, net of deferred amounts                      --               --                2,016
Redemption of warrants in connection with private placements         --               --             (150,000)
Purchase of treasury stock                                           --               --           (1,068,794)
Conversion from preferred                                            --               --                   --
Stock options granted                                                --               --              260,000
Amortization of deferred compensation                                --          168,445              168,445
                                                                    ---        ---------         ------------
BALANCE, DECEMBER 31, 2001 (CARRIED FORWARD)                        $--        $(115,946)        $ 17,948,321
                                                                    ===        =========         ============

                    See accompanying notes to consolidated financial statements.

                                                  THE MAJOR AUTOMOTIVE COMPANIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

 Years ended December 31, 2002, 2001 and 2000





                                                      Preferred stock             Common stock               Treasury stock
                                                   --------------------      ----------------------     -----------------------
                                                    Shares       Amount        Shares       Amount      Shares         Amount
                                                   --------     -------      ---------     --------     -------     -----------

BALANCE, DECEMBER 31, 2001 (BROUGHT FORWARD)        100,000     $ 1,000      7,994,338     $ 79,943     227,191     $(1,963,764)
Net loss                                                 --          --             --           --          --              --
Issuance of common stock for:
    Settlement of litigation                             --          --        225,000        2,250          --              --
    Stock compensation, net of deferred compensation     --          --         16,200          162          --              --
Cancellation of shares                                   --          --         (4,500)         (45)         --              --
Conversion of preferred stock                      (100,000)     (1,000)     1,333,333       13,333          --              --
Amortization of deferred compensation                    --          --             --           --          --              --
                                                   --------     -------     ----------     --------     -------     -----------
BALANCE, DECEMBER 31, 2002                               --     $    --      9,564,371     $ 95,643     227,191     $(1,963,764)
                                                   ========     =======     ==========     ========     =======     ===========


                                                                                         Cumulative
                                                       Additional         Retained        currency       Unearned        Total
                                                         paid-in          earnings       translation    stock-based   stockholders'
                                                         capital          (deficit)      adjustment    compensation      equity
                                                       ------------     ------------     -----------   -------------  -------------
BALANCE, DECEMBER 31, 2001 (BROUGHT FORWARD)           $ 39,964,363     $(20,017,275)       $--        $(115,946)    $ 17,948,321
Net loss                                                         --         (290,772)        --               --         (290,772)
Issuance of common stock for:
    Settlement of litigation                                159,750               --         --               --          162,000
    Stock compensation, net of deferred amounts              11,940               --         --               --           12,102
Cancellation of shares                                           45               --         --               --               --
Conversion of preferred stock                               (12,333)              --         --               --               --
Amortization of deferred compensation                            --               --         --          115,946          115,946
                                                       ------------     ------------         --        ---------     ------------
BALANCE, DECEMBER 31, 2002                             $ 40,123,765     $(20,308,047)       $--        $      --     $ 17,947,597
                                                       ============     ============         ==        =========     ============




See accompanying notes to consolidated financial statements.

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,                                                    2002              2001              2000
                                                                       --------------    ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                  $    (290,772)     $ 2,679,524      $(21,125,075)
    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
           Amortization of intangible assets                                 119,293          679,000           655,000
           Depreciation                                                      397,947          190,313           436,787
           Stock-based compensation                                          115,946          430,461           570,887
           Discontinued operations                                           206,000               --        19,217,915
           Stock issuance for services                                       162,000          201,505           209,494
           (Increase) decrease in assets:
               Net investment in direct financing leases                     (72,317)         168,867           424,526
               Accounts receivable                                           564,902       (7,665,985)       (2,742,427)
               Inventories                                               (13,847,072)      14,791,360       (15,348,990)
               Customer deposits                                             208,310           22,708           (98,099)
               Other assets                                                1,346,242         (888,378)       (3,477,793)
           Increase (decrease) in liabilities:
               Accounts payable                                           (2,590,832)        4,783,93        (1,709,224)
               Accrued expenses                                            1,040,564        1,216,583         2,286,126
               Floor plan notes payable                                   12,260,804      (11,250,541)       16,643,439
                                                                       --------------    ------------      ------------
                  NET CASH PROVIDED BY (USED IN)
                   OPERATING ACTIVITIES                                     (378,985)          59,349        (4,057,434)
                                                                       --------------    ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Additions to property and equipment                                      (49,760)        (296,548)         (305,230)
    Business combinations                                                         --          (70,000)       (1,393,411)
                                                                       --------------    ------------      ------------
                      NET CASH USED IN INVESTING ACTIVITIES                  (49,760)        (366,548)       (1,698,641)
                                                                       --------------    ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from line of credit                                                  --               --           500,000
    Proceeds from long-term debt                                                  --        3,429,499         2,000,000
    Payments of long-term debt                                            (2,888,656)      (3,841,432)         (397,371)
    Proceeds from issuance of common stock and exercise of warrants,
        net of expenses                                                           --               --         5,440,088
    Redemption of adjustable warrants                                             --               --        (4,746,079)
    Decrease in notes payable                                                     --       (1,250,001)               --
    Payments from offices                                                    200,191               --                --
    Capital lease reduction                                                 (111,643)              --                --
    Proceeds from convertible debentures                                                           --                --
    Loans to officers                                                             --         (766,214)         (347,765)
    Purchase of treasury stock                                                    --       (1,068,794)         (631,390)
    Increase (decrease) in due from shareholders                                  --               --          (157,794)
                                                                       --------------    ------------      ------------
                  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     (2,800,008)      (3,496,942)        1,659,689
                                                                       --------------    ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (3,228,853)       1,495,859        (4,096,386)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               4,024,927        2,529,068         6,625,454
                                                                       --------------    ------------      ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                 $     796,074     $  4,024,927        $2,529,068
                                                                       ==============    ============      ============

See accompanying notes to consolidated financial statements.

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,                                                   2002             2001          2000
-----------------------                                                   ----             ----          ----
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year
     for:
         Interest                                                       $2,011,288       $2,504,608    $2,660,638
         Income taxes                                                       52,000           50,000            --
     Noncash financing activities:
         Notes issued for redemption of warrants                                --          150,000     1,250,000
         Common stock issued as stock compensation                          12,002          430,461       854,566
         Common stock issued for settlement of litigation                  162,000               --            --
         Common stock issued for business combinations and services             --          457,160     8,322,000
         Debt issued in connection with business combinations                   --               --     1,500,000
         Capital lease obligations and (reversal)                       (3,000,000)              --     3,000,000
         Original issue discount                                                --               --        95,000
                                                                       ==============  ============  ============

See accompanying notes to consolidated financial statements.

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   NATURE OF BUSINESS  (a)   Nature of Business
     AND SUMMARY OF
     SIGNIFICANT               The Major Automotive Companies, Inc. (the
     ACCOUNTING                "Company"), formerly known as Fidelity Holdings,
     POLICIES                  Inc., was incorporated under the laws of the
                               State of Nevada on November 7, 1995. The Company is structured as a holding company that has an automotive division and had a technology division that included computer telephony, telecommunication operations and plastics and utility operations. On November 3, 2000 the
                               Board of Directors determined to divest the Company's non-automotive division (see Note 16).
                               As a result of treating the divestiture as discontinued operations, the Company operates in one segment.

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

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                               A reconciliation of shares used in calculating basic and diluted earnings per share is as follows:

                               Year ended
                                 December 31,            2002         2001         2000
                               --------------------   ---------    ---------    ---------
                               Basic                  8,947,332    6,558,356    5,101,829

                               Effect of assumed
                                 conversions of
                                 options, preferred
                                 stock and warrants          --    2,104,620    1,689,275
                                                      ---------    ---------    ---------
                               Diluted                8,947,332    8,662,976    6,791,104
                                                      =========    =========    =========


                               Options and warrants to purchase 353,663 shares of common stock at prices ranging from $1.65 to $80.00 during 2002, options and warrants to purchase 456,925 shares of common stock at prices ranging from $2.35 to $80.00 that were outstanding during each of the years 2002 and 2001 and options and warrants to purchase 171,310 shares of common stock at prices ranging from $57.50 to $80.00 that were outstanding during 2000 were not included in the computation of diluted earnings per share for each of the respective years because the options' exercise price exceeded the fair market value of the Company's common stock. Options and warrants were not used in the calculation of loss per share in 2002 because their effect would be anti-dilutive.

                         (d)   Cash Equivalents and Short-term Investment

                               Cash equivalents consist of highly liquid investments, principally money market accounts, with a maturity of three months or less at the time of purchase. Cash equivalents are stated at cost which approximates market value. At December 31, 2002 and 2001, the Company had an investment in a certificate of deposit with a financial institution. The amount shown at the balance sheet date is at the fair value of the investment.

                         (e)   Contracts In Transit

                               Contracts in transit represent customer finance contracts evidencing loan agreements or lease agreements between the Company, as creditor, and the customer, as borrower, to acquire or lease a vehicle in situations where a third-party finance source has given the Company initial, non-binding approval to assume the Company's position as creditor. Funding and final approval from the finance source is provided upon the finance source's review of the loan or lease agreement and related documentation executed by the customer at the dealership.
                               These finance contracts are typically funded within ten days of the initial approval of the finance transaction given by the third-party finance source. The finance source is not contractually obligated to make the loan or lease to the customer until it gives it final approval and funds the transaction, and until such final approval is given, the contracts in transit represent amounts due from the customer to the Company. Contracts in transit are included in receivables on the accompanying consolidated balance sheets and totaled $7.8 million at December 31, 2002 and $7.4 million at
                               December 31, 2001.

                         (f)   Accounts Receivable

                               Accounts receivable consist primarily of amounts due from fleet sales, amounts due from manufacturers for repair services performed on vehicles with a remaining factory warranty and amounts due from third parties from the sale of parts. Management believes that there is minimal risk of uncollectability on warranty receivables. The Company evaluates fleet sales, parts and other receivables for collectability based on the age of the receivable, the credit history of the customer and past collection experience.

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                         (g)   Inventories

                               New and used vehicle inventories are valued at the lower of cost or market, with cost determined on a specific identification basis. Parts and accessories inventories are also valued at the lower of cost or market, with cost determined on the first-in, first-out method.

                               The Company assesses the valuation of all of its vehicle and parts inventories and maintains a reserve where the cost basis exceeds the fair market value. In making this assessment for new vehicles, the Company primarily considers the age of the vehicles along with the timing of annual and model changeovers. For used vehicles, the Company considers recent market data and trends such as loss histories along with the current age of the inventory. Parts inventories are primarily assessed considering excess quantity and continued usefulness of the part. The risk with parts inventories is minimized by the fact that excess or obsolete parts can generally be returned to the manufacturer.

                         (h)   Property and Equipment

                               Property and equipment are recorded at cost.
                               Depreciation and amortization of property and equipment are computed using the straight-line method over the estimated useful lives of the assets, ranging from three to twenty years. Depreciation of leased equipment is calculated on the cost of the equipment, less an estimated residual value, on the straight-line method over the term of the lease. Maintenance and repairs are charged to operations as incurred. When property and equipment are sold or otherwise disposed of, the asset cost and accumulated depreciation are removed from the accounts, and the resulting gain or loss, if any, is included in the results of operations.

                         (i)   Revenue Recognition

                               The Company records revenue when vehicles are delivered to customers, when vehicle service work is performed and when parts are delivered.

                               The Company arranges financing for customers through various financial institutions and receives a commission from the lender equal to the difference between the interest rates charged to customers over the predetermined interest rates set by the financing institution. The Company also receives commissions from the sale of various insurance contracts to customers. The Company may be assessed a chargeback fee in the event of early cancellation of a loan or insurance contract by the customer. Finance and insurance commission revenue is recorded net of estimated chargebacks at the time the related contract is placed with the financial institution.

                               The Company also receives commissions from the sale of non-recourse third party extended service contracts to customers. Under these contracts the applicable manufacturer or third party warranty company is directly liable for all warranties provided within the contract. Commission revenue from the sale of these third party extended service contracts is recorded net of estimated chargebacks at the time of sale.

                         (j)   Comprehensive Income (Loss)

                               The Company has no comprehensive income or loss.

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                         (k) Use of Estimates in Preparation of Financial Statements

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

                          (l)  Goodwill

                               Effective July 1, 2001, the Company adopted the provisions of SFAS 141, "Business Combinations." Among other provisions, SFAS 141 provides guidance regarding the recognition and measurement of goodwill and other acquired intangible assets. For acquisitions after July 1, 2001, the provisions of SFAS 141 require separate recognition of intangible assets acquired if the benefit of the asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented, or exchanged. Goodwill is recognized to the extent that the purchase price of the acquisition exceeds the estimated fair value of the net assets acquired, including other identifiable intangible assets.

                               Effective January 1, 2002, the Company also adopted the provisions of SFAS 142, "Goodwill and Other Intangible Assets." Among other things, SFAS 142 no longer permits the amortization of goodwill or intangible assets with indefinite lives, but requires that the carrying amount of such assets be reviewed for impairment and reduced against operations if they are found to be impaired. Prior to the adoption of SFAS 142, goodwill and intangible assets acquired prior to July 1, 2001 were amortized over various periods up to 40 years. Effective January 1, 2002, such amortization ceased. The following table shows the effect on net income (loss) and net income
                               (loss) per share for the years ending December 31, 2002 and 2001 as if the provisions of SFAS 142 eliminating goodwill amortization had been applied as of January 1, 2000.

                                                  For the Year Ended
                                           -------------------------------------
                                              2002        2001          2000
                                           ----------  ----------  ------------
Income (loss) from continuing operations,
  as reported                              $  (84,772) $2,089,524 $  1,302,247
Add back: amortization of goodwill,
  net of tax                                       --     472,000      517,000
                                           ----------  ----------  ------------

Income (loss) from continuing operations,
  As adjusted                                 (84,772)  2,561,524    1,819,247
Income (loss) from discontinued
  operations (net of income tax
  benefit of $138,000, $590,000 and
  $1,804,000)                                (206,000)    590,000  (22,427,322)
                                           ----------  ----------  ------------

  Net income (loss), as adjusted           $ (290,772) $3,151,524 $(20,608,075)
                                           ==========  ==========  ============

Basic earnings (loss) per share:
  Reported net income (loss)               $    (0.03) $     0.41 $      (4.14)
  Amortization of goodwill, net of tax             --        0.07         0.10
                                           ----------  ----------  ------------

Basic earnings (loss) per share,
  as adjusted                              $    (0.03) $     0.48 $      (4.04)
                                           ==========  ==========  ============

Diluted earnings (loss) per share:
  Reported net income (loss)               $    (0.03) $     0.31 $      (4.14)
  Amortization of goodwill, net of tax             --        0.05         0.10
                                           ----------  ----------  ------------

Diluted earnings (loss) per share,
  as adjusted                              $    (0.03) $     0.36 $      (4.04)
                                           ==========  ==========  ============

Average number of shares used in
  computation:
  Basic                                     8,947,332   6,558,356     5,101,829
  Diluted                                   8,947,332   8,662,976     6,791,104
                                           ==========  ==========  ============

                               We have completed the impairment tests required by SFAS No. 142 for goodwill and other intangible assets with indefinite lives. In order to evaluate goodwill for impairment, we compared the carrying value to the fair value of the underlying businesses. Based on the results of our tests, no impairment was indicated for goodwill or other intangible assets. We will continue to test goodwill and other intangible assets with indefinite lives for impairment annually, or more frequently if events or circumstances indicate possible impairment. As of December 31, 2002, net carrying amount of goodwill was $13,589,000.

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                (m)   Long-lived Assets

                                      Long-lived assets, such as ongoing client relationships and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flow resulting from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. In connection with the discontinued operations, in 2000 the Company took an impairment charge of approximately $13.6 million (see Note 16).

                                (n)   Fair Value Disclosures

                                      The carrying amounts reported in the
                                      consolidated balance sheet for cash and
                                      cash equivalents, short-term investments, notes and accounts receivable, inventories, accounts payable, and notes payable - floor plan approximate fair value because of the immediate or short-term maturity of these financial instruments.

                                      The fair value of long-term debt,
                                      approximates book value, estimated based on current rates offered to the Company for similar debt.

                                (o)   Income Taxes

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

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                (p)   Stock-Based Compensation

                                      In December 2002, the Financial Accounting
                                      Standards Board ("FASB") issued Statement of Financial Accounting Standard no. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure". SFAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to provide alternate methods of Transition for companies electing to voluntarily change to the fair value method of accounting for stock-based compensation and also amends the disclosure provisions of SFAS 123. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS 148.

                                      The Company accounts for its stock option rewards to employees under the intrinsic value based method of accounting prescribed by the Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related-interpretations. In accordance with those provisions, because the exercise price of all options granted under those plans equaled the market value of the underlying stock at the grant date, no stock-based employee compensation cost is recorded. Using the Black-Scholes option pricing model for all options granted, the following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                             For the Year ended December 31,
                                           ------------------------------------
                                              2002        2001         2000
                                           ----------  ----------  ------------
             Reported net income (loss)... $(290,772)  $2,679,524  $(21,125,075)
             Add: Stock based compensation
               included in reported net
               income (loss), net of tax..   162,000      631,966       780,381
             Deduct: Fair value
               compensation cost,
               net of tax ................  (174,624)    (650,738)   (1,394,381)
                                           ----------  ----------  ------------
             Pro forma net income ........ $(303,396)  $2,660,752  $(21,739,075)
                                           ----------  ----------  ------------
             Basic net income (loss)
               per share:
             Reported net income (loss) .. $    (.03)  $      .41  $      (4.14)
             Pro forma net income (loss) . $    (.03)  $      .41  $      (4.26)
                                           ----------  ----------  ------------
             Diluted net income (loss)
               per share:
             Reported net income (loss) .. $    (.03)  $      .41  $      (4.14)
             Pro forma net income (loss) . $    (.03)  $      .31  $      (4.26)
                                           ----------  ----------  ------------

                                      The weighted average fair value of options granted or assumed was $.68, $1.13, and $3.95 per share in 2002, 2001 and 2000 respectively. The fair value of each
                                      option granted during 2002, 2001 and 2000 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                      2002      2001      2000
                                                    --------  --------  --------
                                 Dividend yield ...       0%        0%        0%
                                 Risk free interest
                                   rate ...........     4.0%      5.7%      5.7%
                                 Expected lives ... 10 years  10 years   5 years
                                 Volatility .......     104%      104%      104%

                                (q)   Effect of Recently Issued Accounting
                                      Standards

                                      Effective January 1, 2002, the Company
                                      adopted SFAS No. 144, "Accounting for the
                                      Impairment or Disposal of Long-Lived
                                      Assets". This statement addresses
                                      financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and ARB No. 51, "Consolidated Financial Statements". This statement is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 has had no impact on the Company's consolidated financial position or results of operations.

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                      In July 2002, FASB issued SFAS No. 146,
                                      "Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a
                                      Restructuring)". SFAS No. 146 requires
                                      that a company recognize a liability for a cost associated with an exit or disposal activity only when it meets the definition of liability (i.e., when the liability is incurred). SFAS No. 146 also requires that the initial measurement of the liability be at its fair value. This statement is effective on a prospective basis for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has adopted the provisions of SFAS No. 146 in August 2002. The adoption of SFAS No. 146 had no impact on the consolidated financial statements of the Company as reported in the prior periods.

                                      In April 2002, the FASB issued SFAS No.
                                      145, "Rescission of FASB Statements No. 4,
                                      44 and 64, Amendment of FASB Statement No.
                                      13 and Technical Corrections". Prior to
                                      adoption, gains or losses resulting from extinguishment of debt were required to be classified as extraordinary items, net of related tax effects. Upon adoption of SFAS No. 145, however, the classification of such gains or losses as extraordinary must be evaluated based on the criteria established in APB Opinion No. 30. Gains and losses not meeting the criterion, including gains and losses classified as extraordinary in prior periods, must be classified in income from operations. The Company has adopted the provisions of SFAS No. 145 effective July 1, 2002.

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                      The adoption of SFAS No. 145 has had no
                                      impact on the Company's consolidated
                                      financial position or results of
                                      operations.

                                      In November 2002, the FASB issued FASB
                                      Interpretation ("FIN") No. 45,
                                      "Guarantor's Accounting and Disclosure
                                      Requirements for Guarantees of
                                      Indebtedness of Others". FIN 45 requires the recognition of a liability for certain guarantees issued after December 31, 2002, or for modifications made after December 31, 2002 to previously issued guarantees, and clarifies disclosure requirements for certain guarantees. The disclosure provisions of FIN 45 are effective for fiscal years ended after December 15, 2002. The Company has adopted the disclosure provisions of FIN 45 as of December 31, 2002.

                                      In January 2003, the FASB issued FIN 46,
                                      "Consolidation of Variable Interest
                                      Entities, an Interpretation of APB No.
                                      50". FIN 46 requires the consolidation of certain variable interest entities by the primary beneficiary if the equity investors do not have a controlling financial interest or sufficient equity at risk to finance the entities' activities without additional subordinated financial support of other parties. The provisions of FIN 46 are effective for all variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to that date, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                      In December 2002, the FASB issued SFAS No.
                                      148, "Accounting for Stock-Based
                                      Compensation - Transition and Disclosure", an amendment of SFAS No. 123. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The three methods allowed are the (1) prospective method, (2) modified prospective method, and (3) retroactive restatement method. The prospective method was previously the only permitted transition method under SFAS No.
                                      123. Under this method, the recognition
                                      provisions apply to all employee awards
                                      granted, modified or settled after the
                                      beginning of the fiscal year of adoption of SFAS No. 123. The Company would continue to use the Opinion No. 25 intrinsic value method to account for all prior awards. Under the modified prospective method, SFAS No. 123 fair value based accounting is applied to all awards granted, modified or settled in fiscal years beginning after December 15, 1994, the effective date of SFAS No. 123, but only for measuring compensation cost for the year of change and future years. No prior years are restated. Under the retroactive restatement method, the Company applies the fair value method to all awards granted, modified, or settled in fiscal years beginning after December 51, 1994. The Company would be required to restate compensation cost and net income for all income statements presented. Restatement of periods prior to the presented is permitted but not required.

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                      In addition, this statement amends the
                                      disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements with fiscal years ended after December 15, 2002. As allowed by SFAS No. 148, the Company has elected not to use one of the alternative methods of transition available for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations (see Note 13, Warrants and Options, for additional disclosure).

                                (r)   Floor plan interest and advertising

                                      Floor plan and advertising assistance
                                      received from manufacturers are recorded as offsets to the cost of the vehicle and recognized as income upon the sale of the vehicle or when earned under a specific manufacturer's program, whichever is later. Floor plan assistance payments, which were previously accounted for as a reduction of floor plan interest expense, have been included as offsets to cost of sales. Floor plan interest expense, which was previously classified as interest expense below operating income, is now presented as a component of operating expense in the accompanying consolidated statement of operations to provide more meaningful information regarding the Company's margin performance.

                                      For the years ended December 31, 2002,
                                      2001 and 2000, aggregate floor plan
                                      assistance now included in cost of sales was $1,294,109, $986,635 and $889,473, respectively.

                                      Advertising assistance received from
                                      manufacturers for the years ended December
                                      31, 2002, 2001 and 2000, now included in
                                      cost of sales was $714,216, $357,042 and $482,626, respectively.

                                      Advertising expense for the years ended
                                      December 31, 2002, 2001 and 2000, included in operating expense was $14,453,062, $11,450,855 and $9,205,733, respectively.

                                (s)   Reclassifications

                                      Certain reclassifications were made to the prior years to conform with the current year's presentation.

                                (t)   Segment Information

                                      The Company sells similar products and
                                      services (new and used vehicles, parts,
                                      service and collision repair services),
                                      uses similar processes in selling products and services, and sells its products and services to similar classes of customers. As a result of this and the way the Company manages its business, the Company has aggregated its results into a single segment for purposes of reporting financial condition and results of operations.

2. DUE FROM -                   The Company held a note from one
   OFFICER/ STOCKHOLDER         officer/stockholder in the amount of $1,395,358
                                at December 31, 2002. The note is non-interest bearing and is classified as long term.

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. NET INVESTMENT IN            Components of the net investment in direct
   DIRECT FINANCING             financing leases is as follows:
   LEASES

December 31,                             2002           2001
--------------                      ---------      ---------
Total minimum lease payments to
  be received                       $ 408,526      $ 353,893
Estimated residual value of
  leased property                      69,250         49,291
Unearned income                       (79,284)       (77,009)
                                    ---------      ---------
                                      398,492        326,175
Less:  Current portion               (164,555)      (135,122)
                                    ---------      ---------
Net investment in direct
  financing leases, net of
  current portion                   $ 233,937      $ 191,053
                                    =========      =========



                                Future minimum lease payments receivable at December 31, 2002 are as follows:


Year ending December 31,       Amount
------------------------     --------
2003                         $164,555
2004                          231,022
2005                           12,949
                             --------
Total                        $408,526
                             ========

4. INVENTORIES                  Inventories consist of the following:


December 31,                       2002            2001
----------------                -----------     -----------
New automobiles                 $15,794,564     $12,488,449
New trucks and vans              11,733,652       7,282,158
Used automobiles and trucks      17,148,771      11,137,581
Parts and accessories             1,832,196       1,676,534
Other                                11,790          89,179
                                -----------     -----------
                                $46,520,973     $32,673,901
                                ===========     ===========

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. PROPERTY AND                Property and equipment consists of the following:
   EQUIPMENT


December 31,                          2002            2001           Lives
---------------                       ----            ----           -----
Land                               $  2,400,000   $  2,776,096             --
Building                              1,000,000      4,384,883       20 years
Leasehold improvements                1,826,822      2,023,686       15 years
Furniture and fixtures                  766,409        758,820      3-7 years
Equipment                             1,051,845      1,177,776      3-7 years
                                   ------------   ------------
                                      7,045,076     11,121,242
Less:  Accumulated
        depreciation and
        amortization                 (2,106,531)    (2,220,024)
                                   ------------   ------------
                                   $  4,938,545   $  8,901,218
                                   ============   ============



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

                                The provision (benefit) for taxes on income, including amounts relating to the loss from discontinued operations of $(138,000), $(590,000) and $(1,804,000) in 2002, 2001 and
                                2000, respectively, is as follows:

Year ended December 31,          2002            2001          2000
------------------------       ---------      ---------     ---------
Federal:
   Current                      $    --       $      --     $      --
   Deferred                          --        (867,000)     (442,000)
State:
   Current                       52,000          50,000       100,000
   Deferred                          --         (64,000)      (78,000)
                                -------       ---------     ---------
      Total                     $52,000       $(881,000)    $(420,000)
                                =======       =========     =========

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                The reconciliation between the amount computed by applying the Federal statutory rate to income
                                (loss) from continuing and discontinued
                                operations before income taxes and the actual income tax expense was as follows:


Year ended December 31,                2002             2001             2000
                                   -----------      -----------      -----------
Amount using the
  statutory Federal tax
  rate                              $(81,000)        $  611,000      $(7,325,000)
Losses of discontinued
  operations that can
  not be utilized                         --           (590,000)         970,000
State and local income
  taxes, net of Federal
  tax benefit                         34,000             (9,000)        (900,000)
Nondeductible
  amortization of
  goodwill                                --            162,000          310,000
Change in valuation
  allowance on deferred
  tax asset                           96,000         (1,071,000)              --
Discontinued operations
  asset writedown                         --                 --        6,528,000
Other, net                             3,000             16,000           (3,000)
                                   -----------      -----------      -----------
Provision (Benefit) for taxes
   on income                        $ 52,000        $  (881,000)     $  (420,000)
                                   ===========      ===========      ===========


                                The components of the net deferred tax assets were as follows:


                                                        2002             2001
                                                   -----------       -----------
Current deferred assets:
   Net operating loss
     carryforwards                               $    449,000         $   758,000
   Reserves and accruals not
     deductible until paid                          1,542,000           1,646,000
     Capital loss carry forward                       502,000                 --
     Goodwill                                       1,196,000           1,291,000
     Other                                            146,000              44,000
Less:  Valuation allowance                         (2,259,000)         (2,163,000)
                                                 ------------         -----------
Total current deferred tax assets                $  1,576,000         $ 1,576,000
                                                 ============         ===========

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                At December 31, 2002, the Company had available net operating loss carryforwards primarily related to continuing operations of approximately $1.2 million which begin to expire in the year 2012. The Company believes that valuation allowances to offset portions of deferred tax assets are necessary since the realization of these assets is not assured.


7. SECURED LINES OF             Secured Lines of Credit
   CREDIT AND FLOOR
   PLAN NOTES PAYABLE

                                The Company has two lines of credit ("Lines") with a bank for a total availability of $2,500,000. The interest rate is a variable rate based on the bank's prime rate of interest. Interest is payable monthly.

                                The Lines are collateralized by a first security interest in and UCC filing on all assets of The Major Automotive Companies, Inc. and the personal guarantees of Bruce Bendell, the Company's President, CEO and Acting Chief Financial Officer, and his brother Harold Bendell, each of whom will be limited to 50% of the total obligation to the Bank.

                                As of December 31, 2002 and 2001, the
                                outstanding balance on the lines was $0 and $500,000 respectively.

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

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                In September 2001, Chrysler Financial Company, LLC ("CFC"), one of the Company's primary floor plan credit sources for approximately $30 million for the financing of vehicle inventories, notified the Company that CFC had re-evaluated its credit and lending relationship with the Company and was requiring the Company to seek a replacement lending institution to refinance and replace all existing CFC credit facilities. Consequently, in March 2002, the Company entered into a floor plan financing arrangement with General Motors Acceptance Corporation ("GMAC") for GMAC to provide the floor plan credit for the financing of the Company's Chevrolet dealership's new and used vehicle inventory. This is the flagship dealership of the Company's operations and accounted for more than 30% of the Company's consolidated new vehicle revenues and more than 80% of the Company's consolidated used vehicle revenues in the year 2002. Additionally, in March 2002, the Company entered into a credit agreement with HSBC Bank, USA ("HSBC") pursuant to which HSBC is providing the floor plan credit for the financing of the Company's Chrysler/Jeep, Dodge and Kia dealerships' new and used vehicle inventory. As a result of the GMAC and HSBC credit facilities, the Company completed the replacement of financing for all the dealerships that were previously financed by CFC.

                                In May 2002, the Company entered into an agreement with Nissan Motor Acceptance Corporation ("NMAC") pursuant to which NMAC replaced the then existing floor plan credit for the financing of the Company's Nissan dealership's new and used vehicle inventory up to an aggregate of $8.5 million. Subsequently, in December 2002, NMAC took over the floor plan financing for the Company's Suzuki dealership up to an aggregate of $2 million.

                                In January 2003, the Company entered into an agreement with Primus Financial Services, Inc. ("Primus") pursuant to which Primus replaced the then existing floor plan credit for the financing of the Company's Compass Dodge dealership's new and used vehicle inventory up to an aggregate of $1.5 million.

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                Management believes that the terms of each of these new floor plan lines, including interest rates, are more favorable than those of each of the lines they replaced. Bruce Bendell has agreed, temporarily, to guarantee these obligations. The Company has agreed to compensate Mr. Bendell for the fair market value of such credit enhancement (see Note 13).

                                Outstanding borrowings under floor plan
                                financing arrangements amounted to $46,224,707 and $33,963,903 at December 31, 2002 and 2001,
                                respectively. The floor plan arrangements grant a security interest in the vehicles financed as well as the related sales proceeds. Interest rates on the floor plan agreements are variable and increase or decrease based on movement in LIBOR or prime borrowing rates. Floor plan interest for the years ended December 31, 2002, 2001 and 2000 was $1,695,960, $2,349,451 and
                                $1,749,307, respectively. Interest rates in effect in the year 2002 ranged between 4.35% and 8.0%. At December 31, 2002, committed capacity of the facilities was approximately $50 million.




8. LONG-TERM DEBT               One lender has advanced funds to the Company's
                                leasing subsidiary in the form of notes payable to finance leased vehicles. Interest on each note is charged depending on the prime rate in effect at the time the vehicle is leased and remains constant over the term of the lease.
                                Applicable rates at December 31, 2002 ranged between 4.75% and 9.50%. Equal monthly installments are paid over the term of the lease
                                (which range from 36 to 60 months), together with a final balloon payment, if applicable.
                                These loans are collateralized by the vehicles.

                                           THE MAJOR AUTOMOTIVE COMPANIES, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                On May 14, 1998, the Company borrowed $7.5 million from Falcon Financial, LLC (an unrelated party) to finance the Major Auto Acquisition (see Note 10). The term of the loan is for fifteen years with interest at 10.18%. Payments of principal and interest of $81,423 are due monthly.

                                On August 8, 2000, Doron Cohen, former
                                President, CEO and a Director of the Company, signed a Separation and Release Agreement (the "Agreement"). Assuming compliance with its provisions, the Agreement provides for periodic payments to and a forgiveness of indebtedness from Mr. Cohen in an aggregate amount of $1,710,067. The total amount of the payments is $662,000 and the potential forgiveness of Mr. Cohen's indebtedness to the Company aggregates $1,048,067. The payments began in August 2000. Based on the report of an independent appraiser, the Company has recorded a deferred charge of $840,000 (included in other assets), in August 2000, as the value of the noncompete and other provisions of the Agreement, which relates to continuing operations of the Company. This amount is being amortized over twenty-four months starting August 2000. Accordingly, $245,000, $420,800 and $175,000 has been charged in the years ended December 31, 2002, 2001 and 2000, respectively.

                                Additionally, the Company has accrued the liability for the remaining payments due to Mr. Cohen and has provided a valuation allowance for the difference between the loan receivable from Mr. Cohen and the aggregate amount of the deferred charge. Accordingly, the Company has expensed a total of $829,096 in 2000 representing the difference between the aggregate potential of payments and forgiveness provided for in the Agreement and the non-compete amount determined by the independent appraiser. This expense is directly attributable to the value of Mr. Cohen's noncompete provisions related to the Company's technology operations. As such, it was included in the estimated loss from discontinued operations in 2000.

                                           THE MAJOR AUTOMOTIVE COMPANIES, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                On December 11, 2000 the Company issued to M&K Equities, Ltd. ("M&K"), an affiliate of a Director of the Company, a senior subordinated promissory note in the principal amount of $2,000,000 in exchange for a $2,000,000 loan from M&K. The terms of the note require payment of the $2,000,000 principal on December 11, 2002. The date of such repayment has been extended to January 2, 2004. The note requires monthly interest payments at a rate of 10% per annum. In order to induce M&K to make the loan, the Company granted to them a lien on, and a security interest in, all of its non-technology assets, subject to prior senior liens. The Director also received options under the 1999 Employee Stock Option Plan to purchase 50,000 shares of the Company's common stock at an exercise price of $2.35 per share. The fair value ascribed to the options was approximately $95,000 based on the Black-Scholes option-pricing model; such amount was recorded as a deferred charge and as additional paid-in capital of stockholders' equity. The amount of the deferred charge has been amortized ratably over the term of the note. Accordingly, the Company charged $47,500 and $47,500 to operations in 2002 and 2001, respectively.

                                Long-term debt consists of the following:


December 31,                             2002            2001
                                     -----------     -----------
Leasing notes payable                $   560,677     $   538,642
Falcon loan payable                    6,287,308       6,606,467
Note payable to former president         129,167         278,001
M&K Equities note payable              1,400,000       2,000,000
World Omni note payable (see
  Note 10)                                    --       1,306,672
Other                                         --          36,026
                                     -----------     -----------
                                       8,377,152      10,765,808
Less:  Current portion                   675,452         912,221
                                     -----------     -----------
                                     $ 7,701,700     $ 9,853,587
                                     ===========     ===========

                                           THE MAJOR AUTOMOTIVE COMPANIES, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                Maturities are as follows:


December 31,
2003                                $  675,452
2004                                 2,036,760
2005                                   543,984
2006                                   489,095
2007                                   529,824
Thereafter                           4,102,037
                                    ----------
                                    $8,377,152
                                    ==========



9. BUSINESS                     On April 21, 1997, the Company, through a
   COMBINATIONS                 wholly-owned subsidiary, Major Acquisition
                                Corp., entered into a merger agreement with The
                                Major Automotive Group Inc. ("Major Auto") and its sole stockholder, Bruce Bendell, the Company's President, Chief Executive Officer and
                                Chairman. Pursuant to the Merger Agreement,
                                Bruce Bendell contributed to Major Auto all of his shares of common stock of Major Chevrolet
                                Inc., Major Subaru Inc., Major Dodge Inc. and
                                Major Chrysler, Plymouth, Jeep Eagle Inc. Major
                                Acquisition Corp. then acquired from Bruce
                                Bendell all of the issued and outstanding shares of common stock of Major Auto in exchange for shares of a new class of the Company's preferred stock. Major Acquisition Corp. purchased the remaining 50% of the issued and outstanding shares of common stock of Major Dodge Inc. and Major Chrysler, Plymouth, Jeep Eagle Inc. from
                                Harold Bendell, Bruce Bendell's brother, for $4 million in cash pursuant to a stock purchase agreement. In addition, Major Acquisition Corp.
                                acquired two related real estate components (the
                                "Major Real Estate", defined hereinafter) from Bruce Bendell and Harold Bendell (collectively
                                "the Bendells") for $3 million.

                                           THE MAJOR AUTOMOTIVE COMPANIES, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                The preferred stock issued to Bruce Bendell is designated as the "1997-MAJOR Series of Convertible Preferred Stock." It had voting rights and was convertible into the Company's common stock (the "Common Stock"). The minimum number of shares of Common Stock into which the new class is convertible is 810,000 shares. By February 28, 2002, Mr. Bendell has converted all of the shares of this preferred stock into 3,471,111 shares of Common Stock (see Note 15). The foregoing acquisitions from Major Auto and Harold Bendell are collectively referred to herein as the "Major Auto Acquisition".

                                To finance the cash portion of the Major Auto Acquisition, aggregating $7 million ($4 million for Harold Bendell and $3 million to purchase the Major Real Estate), Major Acquisition Corp. borrowed $7.5 million from Falcon Financial, LLC pursuant to a loan and security agreement dated May 14, 1998, for a 15-year term with interest equal to 10.18% (see Note 8). Prepayment is not permitted for the first five years, after which prepayment may be made, in full only, along with the payment of a premium.

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

                                           THE MAJOR AUTOMOTIVE COMPANIES, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                In November 1999, the Company's former
                                subsidiary, IG2, entered into an agreement (the "Nissko Agreement") with certain persons (the "Nissko Group") and Nissko Telecom Ltd. to purchase their interest in a joint venture which is a master agent to provide certain telephone services. In connection with this transaction, the Company placed 236,400 shares of its common stock in escrow to guarantee the value of IG2 stock. By November 30, 2001, all such shares were issued to satisfy the Company's obligations hereunder. In addition, 60,000 restricted shares of the Company's common stock have been reserved to cover personal guarantees of the Nissko Group.

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

                                           THE MAJOR AUTOMOTIVE COMPANIES, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                On September 7, 2000, the Company acquired substantially all of the assets of the Hempstead Nissan automobile dealership, a full-service retail new and used vehicle dealership based on Long Island in New York, for approximately $6.9 million, which included assumption of certain liabilities. The purchase price was allocated to the assets acquired based on their estimated fair values, of which $5.0 million was allocated to inventories and property and equipment. The excess of the purchase price over the fair value of net assets acquired (goodwill) was approximately $1.8 million. The acquisition was financed through available cash and a note of $1.5 million that were paid in 2002 to World Omni. The acquisition was accounted for as a purchase. Results of operations have been included in the Company's consolidated financial statements since the purchase date.

                                In May 2001, the Company acquired a Suzuki franchise and certain Suzuki vehicles and parts from Hempstead F.S. Motors, Ltd. and a debtor-in-possession. The purchase price of $309,877 out of a total deposit of $500,000 for this and other potential, but subsequently abandoned, acquisitions, was paid on May 4, 2001. The balance of the deposit is being held in escrow pending resolution of certain issues relating to the closing.


10. GOVERNMENTAL                Substantially all of the Company's facilities
    REGULATIONS                 are subject to Federal, state and local
                                regulations relating to the discharge of materials into the environment. Compliance with these provisions has not had, nor does the Company expect such compliance to have, any material effect on the financial condition or results of operations of the Company. Management believes that its current practices and procedures for the control and disposition of such wastes comply with applicable Federal and state requirements.


11. COMMITMENTS AND             Operating Leases
    CONTINGENCIES

                                The Company leases real property under various operating leases, most of which have terms from 1 to 6 years.

                                           THE MAJOR AUTOMOTIVE COMPANIES, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                Future net minimum lease payments under
                                noncancelable operating lease agreements as of December 31, 2002 are as follows:


December 31,
2003                                                  $1,381,500
2004                                                   1,106,500
2005                                                     953,500
2006                                                     903,500
2007                                                     611,500
Thereafter                                               888,100
                                                      ----------
                                                      $5,884,600
                                                      ==========




                                Rent expense was $1,999,000, $1,974,000 and
                                $1,841,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

                                Capital Leases

                                In connection with the acquisition of Hempstead Nissan (see Note 9), the Company was assigned a lease agreement for facilities used for operations of the dealership. The lease agreement provided for the transfer of ownership at the option of the Company at the end of the lease term for $3 million. In 2002, the Company transferred the purchase option to a related party and entered into an operating lease arrangement with such party (see Note 12).

                               LEGAL PROCEEDINGS

                               In re: Fidelity Holdings Securities Litigation.

                               This class action, in the United States District Court for the Eastern District of New York, was purportedly brought on behalf of all persons who acquired shares of the Company's common stock between June 24, 1999 and April 17, 2000. Named as defendants along with the Company were Doron Cohen, Richard L. Feinstein and Bruce Bendell.

                               In August 2001, the lead plaintiffs in this class action served a Consolidated and Amended Class Action Complaint. This Complaint alleged, among other things, that plaintiffs and other members of the putative class were damaged when they acquired shares of the Company's common stock because defendants allegedly issued materially false and misleading statements and failed to disclose material information which purportedly cause such stock to trade at artificially inflated prices during the class period. The complaint alleged violations of Sections 10(b) and 20(a) of the 1934 Exchange Act, as amended (the "Exchange Act") and Rule 10b-5 promulgated thereunder. The allegedly misstated and omitted information concerned primarily the prospects for the Company's former technology business. The complaint sought, among other things, damages in an unspecified amount. In September 2001, the Company moved to dismiss the complaint for failure to state a claim upon which relief can be granted and for failure to plead with the legally-required factual particularity. In October 2001, the Company reached an agreement with lead plaintiffs to settle this action for $4.45 million, subject to the consent thereto of the Company's insurance carrier and court approval. Subsequently, in March 2003, our insurance carrier and the United States District Court Eastern District of New York consented to and approved, respectively, the settlement.

                               Stephen B. Wechsler, et al. v. Fidelity Holdings, Inc. et al.

                               On December 26, 2000, an action was commenced against the Company in the United States District Court for the Eastern District of New York. This action was brought on behalf of certain persons who acquired an unstated number of shares of the Company's common stock between December 1999 and May 2000. The Company was named as a defendant in this case along with Doron Cohen, Richard L. Feinstein and Bruce Bendell. On December 26, 2000, plaintiffs filed a Second Amended Complaint, which alleged, among other things, that the plaintiffs sustained damages when they acquired shares of the Company's common stock because the Company allegedly issued materially false and misleading statements and failed to disclose material information which purportedly caused such stock to trade at artificially inflated prices. The Second Amended Complaint alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The allegedly misstated and omitted information concerned the Company's reported income for the first three quarters of 1999 and the prospects for the Company's former technology business. The Second Amended Complaint sought, among other things, damages "in an amount, not less than" one million dollars. On February 16, 2001, the Company and Messrs. Bendell and Feinstein filed a motion to dismiss the Second Amended Complaint for failure to plead with the legally-required factual particularity. (The Company understands that Mr. Cohen has not been served with process in this action.) In the fourth quarter of 2002, the action was settled for $120,000, which has been funded by the Company's insurance carrier.

                               Daniel Tepper v. Fidelity Holdings, Inc; Fidelity Holding, Inc. (Third Party Plaintiff) v. InvestAmerica et al.

                               In and around July 10, 2001, Daniel Tepper commenced suit in the Southern District of New York against Bruce Bendell, Doron Cohen and Richard Feinstein. While the initial complaint had eight causes of

                                           THE MAJOR AUTOMOTIVE COMPANIES, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               action, as a result of successful motion practice there are three (3) remaining causes of action
                               (i) conversion, (ii) breach of fiduciary duty; and (iii) negligence. The claims underlying this action are that s failed to remove restrictive legends that appeared on Mr. Tepper's stock certificates. This action mirrors a Nevada action brought by Mr. Tepper several years ago for which he obtained a judgment of $553,000, which has been satisfied. In light of the satisfaction of the Nevada judgment, the Court has directed that a motion be made to dismiss the New York action as there is a ban to double recovery. As the motion is only returnable in July of 2003, the Company is unable to predict the outcome.

                               Fidelity Holdings, Inc., IG2 and 786710 Ontario, Ltd. v. Michael Marom and M.M. Telecom, Corp.

                               The Company and the Company's former subsidiaries IG2, Inc. and 786710 Ontario, Ltd. are plaintiffs in a legal action against Michael Marom and M.M. Telecom, Corp. in the Supreme Court of the State of New York, County of Queens, Index No. 25678/96. The Company filed a complaint on December 23, 1996 against the defendants alleging: (i) breach of a letter agreement between the parties; (ii) tortuous interference with business opportunities; and (iii) slander. Defendants filed an answer with counterclaims, which included, inter alia: (i) fraud; (ii) breach of contract; (iii) tortious interference with business opportunities; and (iv) tortuous interference with contract. Both parties have completed discovery and the collective Plaintiffs, including the Company, have made a motion for summary judgment against Defendants seeking to have Defendants' counterclaims dismissed entirely and with prejudice. A decision was rendered by the court which dismissed the claims for tortuous interference with business opportunities and contract, but denied the remainder of the motion. The case is currently stayed as a result of IG2, Inc. filing for bankruptcy protection in January 2003. If the stay is lifted, management of the Company believes that the matter will proceed to trial quickly, but is unable to predict the outcome.

                               Sanford Goldfarb v. Robert LeRea, Doran Cohen, Bruce Bendell, Kimberly Peacock and The Major Automotive Companies, Inc. f/k/a/ Fidelity Holdings, Inc.

                               On September 23, 2002, a lawsuit was commenced by Ira Hochman and Sanford Goldfarb against Robert LeRea, Doron Cohen, Bruce Bendell, The Major Automotive Companies, Inc. and Kimberly Peacock. The suit seeks damages of up to $10,000,000 for breach of contract, quantum merit, unjust enrichment, conversion and fraud. It is plaintiff's contention that they entered into agreements with the Company and the other defendants to promote the stock of Fidelity Holdings, Inc. (n/k/a The Major Automotive Companies, Inc.) in exchange for stock. It is plaintiffs' further contention that, in spite of the substantial time and efforts plaintiffs put in promoting the stock, the Company and the other defendants failed to compensate plaintiffs as agreed. Plaintiffs also allege that they provided a bridge loan to defendants in the sum of $1,830,000, which has not been repaid. Currently, there is a motion to dismiss pending. There is no documentation to support any of plaintiffs' contentions. In fact, plaintiffs admit all the alleged agreements were oral. If the motion fails, the action will proceed into the discovery stage and the Company will be in a better position to assess the outcome. In any event, management believes that these allegations have no merit and intend to vigorously defend this suit.

                               International Securities Corp. v. Fidelity
                               Holdings, Inc.

                               On or about March 2001, an action was commenced against the Company in the Supreme Court of the state of New York, New York County. This action alleged that International Securities Corp. ("ISC") was owed commissions for money it secured for the Company in connection with a private placement of the Company's securities. This action was settled in January 2003 for $133,125, which was included in the consolidated statement of operations for the year ended December 31, 2002 and which was paid, in full, by February 1, 2003.


                               Dr. Roland Nassim v. Computer Business Sciences, Inc. and Fidelity Holdings, Inc.

                                           THE MAJOR AUTOMOTIVE COMPANIES, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                               On April 12, 2001, Dr. Roland Nassim commenced a lawsuit against CBS and the Company in the Supreme Court, New York County. The basis of the lawsuit was for breach of contract of an agreement entered into on December 1, 1999. The agreement was part of a buyout of the Company's former subsidiary, Computer Business Sciences, Inc., of Dr. Nassim's telephony business to various countries. The purchase price was approximately $500,000 in the Company's stock. It was Dr. Nassim's position that the stock was only worth $27,000. In January 2002, the Company reached a settlement with Dr. Nassim and have issued 225,000 shares of the Company's stock in his name as full settlement.

                               Ronald K. Premo v. Fidelity Holdings, Inc.

                               In May 2001, Ronald Premo, a former officer of one of the Company's former technology subsidiaries filed suit in Connecticut Supreme Court seeking employment related damages in excess of $300,000. In October 2001, through an arbitration proceeding, the Company reached a settlement agreement with Mr. Premo for $144,158 by which he would be paid an aggregate of $72,079 over ten months plus 15,000 shares of the Company's common stock with a guaranteed aggregate value, at the first anniversary date of the shares' issuance, of $72,079. The aggregate amount of this settlement was included in the consolidated statement of operations for the year ended December 31, 2001. The initial 15,000 shares of common stock were issued and the $72,079 was paid. Based on the market value of the Company's common stock at the anniversary date, an additional 69,800 shares of the Company's common stock were issued to Mr. Premo during the first quarter of 2003.

                               James R. Wallick v. Bruce Bendell, Individually And In His Capacity As An Officer, Director And Majority Shareholder Of The Defendant Corporations, Fidelity Holdings, Inc., et al.

                               On September 25, 2001, Mr. Wallick, a former director and officer, filed a lawsuit against the Company in the United States District Court of New Jersey. In this action, Mr. Wallick alleged that the defendants breached an oral, written and implied-in-fact employment agreement with Mr. Wallick, acted in bad faith in connection with the employment agreement, intentionally and negligently misrepresented promises relating to Mr. Wallick's employment and intentionally and tortiously interfered with the contractual and employment relationship of Mr. Wallick. Mr. Wallick sought, among other things, compensatory and punitive damages for the alleged violations in the amount of $540,000. On October 10, 2002, the Company entered into a Separation and Release Agreement with Mr. Wallick, wherein the Company settled all matters with Mr. Wallick arising out of his former employment with the Company and its subsidiaries. Mr. Wallick received, among other things, an aggregate amount of $452,000, an amount approximately equal to the minimum to be paid during the remaining term of his employment agreement, in consideration to be bound by the terms of the Agreement. Pursuant to the Agreement, Mr. Wallick returned the 4,500 shares of the Company's common stock that were issued to him in February 2000 and dismissed, with prejudice, and without an award of costs or attorneys' fees, the complaint previously filed against the Company.

                               GELCO Corporation, et al. v. Major Chevrolet,
                               Inc.

                               On December 19, 2001, GELCO Corporation ("GELCO") filed a complaint against Major Chevrolet, Inc. in the United States District Court for the Northern District of Illinois, Eastern Division. The basis for the lawsuit was alleged breach by Major Chevrolet, Inc. of the terms and conditions of the purchase of automobiles and automobile leases under that certain dealer lease plan agreement and alleged breach arising out of the purchaser of retail sales contracts under that certain dealer retail agreement by and between the parties. GELCO was seeking $2,767,000 in damages. On January 24, 2003, the action was settled for $900,000, which was charged to litigation expense in the fourth quarter of 2002, consisting of an initial payment of $300,000 and a 20-month promissory note for $600,000.

                               Zannett Lombardier Ltd., et al. v. The Major
                               Automotive Companies, Inc.

                                           THE MAJOR AUTOMOTIVE COMPANIES, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                               On October 24, 2001, Zannett Lombardier Ltd. and others filed a suit against the Company for breach of contract and for the Company's failure to issue shares in exchange for warrants. The alleged damages totaled $856,011.50. This matter was settled in the first quarter of 2003 for payment of $130,000.00 and issuance of shares of the Company's common stock with a value of $40,000, which was included in the consolidated statement of operations for the year ended December 31, 2002. The $130,000 is to be paid in five (5) equal installments during 2003. Payments will commence and the shares will be issued upon completion of the final documents.


                               Steel City Telecom, Inc. v. The Major Automotive Companies, Inc., et al

                               In and around September, 2002, an action was commenced in Pennsylvania, Allegheny County by Steel City Telecom, Inc. for $25,000 against The Major Automotive Companies, Inc. The complaint and the allegations contained therein, are directed against Computer Business Sciences, Inc. a former subsidiary that is no longer part of the Company. It is alleged that the software sold was defective and that the Company was negligent in its production. The case is currently in discovery and once completed management will be in a better position to provide an analysis of the outcome. In any event, management believes that these allegations have no merit and intends to vigorously defend this suit.


                               Zvi Barak v. The Major Automotive Companies, Inc.

                               An application to the Ontario Superior Court
                               (Toronto Court File No. 02-CV-229810CM2) was filed by Zvi Barak on May 23, 2002 seeking an Order of that court directing the Company to proceed forthwith with arbitration in Toronto, Canada regarding Zvi Barak's claimed entitlements under an alleged side letter dated June 5, 1996 to the Master Agreement dated April 18, 1996 between Zvi Barak and Fidelity Holdings Inc. Dr. Barak claims payment of the amount of US$546,249.99, failing which he will commence appropriate proceedings for recovery of this amount.

                               The Company denies Zvi Barak's claims. The
                               Company has brought a motion before the Ontario Superior Court of Justice seeking a permanent stay of Zvi Barak's application on grounds which include, but are not limited to: a) Ontario is not a convenient forum for the hearing of the application; and b) the Ontario Superior Court of Justice does not have jurisdiction over the subject matter or the parties. The motion was heard by the Court in Toronto on February 18, 2003. At that time, the Company's motion was denied and the Company subsequently filed a motion for leave to appeal, which is scheduled to be heard on April 25,2003. Management believes that Zvi Barak's claims have no merit and intends to vigorously defend this suit.

                               Various claims against the Company's
                               subsidiaries.

                               Various claims and lawsuits arising in the normal course of business are also pending against the Company's subsidiaries. The results of such litigation are not expected to have a material or adverse effect on the Company's consolidated financial position or results of operations.

                                           THE MAJOR AUTOMOTIVE COMPANIES, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                Officer's Compensation

                                On May 15, 2001, the Compensation Committee of the Board of Directors of the Company approved an increase in the annual base salary of Bruce Bendell to $500,000 for the period July 1, 2001 to June 30, 2004. Additional approval was given to a bonus plan under which Mr. Bendell receives a bonus equal to 10% of the net income, as defined, of the Company's automotive operations after all expenses, including any other bonuses paid or accrued. This bonus plan was approved retroactively to April 1, 2002. Accordingly, the Company has recorded additional compensation expense of $257,000 for this bonus. In the event that Mr. Bendell's employment is terminated prior to June 30, 2004, he will continue to receive his base salary and a guaranteed annual bonus of $250,000 per year until that date. In 2002 Mr. Bendell earned an aggregate of $956,216, pursuant to all of his employment arrangements.


12. RELATED PARTY               Amounts due from related parties result from
    TRANSACTIONS                sales of vehicles to dealerships owned by Bruce
                                Bendell, the Company's President, Chief
                                Executive Officer, Acting Chief Financial
                                Officer and Chairman, and his brother, Harold
                                Bendell (the "Bendell Dealerships"), as well as previous advances made in the ordinary course of business. As part of its arrangement with the Bendell Dealerships, the Company maintains inventory of consigned vehicles on its premises.
                                For the year ended December 31, 2002, the related party sales aggregated $4,028,810. For each of the years 2001 and 2000, the related party sales amounted to less than 1% of aggregate sales. Amounts due from related parties are reflected in due from related parties. These amounts are all due on demand and are non-interest bearing.

                                           THE MAJOR AUTOMOTIVE COMPANIES, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                Additionally, the Company purchases vehicles from the Bendell Dealerships. All of the purchases and sales to and from the related dealerships are made at wholesale cost plus related fees and have, therefore, resulted in no profit or loss to the Company. For the year ended December 31, 2002, the purchases from related parties aggregated $14,914,950. For each of the years ended 2001 and 2000, the related party purchases amounted to less than 1% of aggregate purchases.

                                Pursuant to a management agreement with Harold Bendell, the Company has accrued a management fee for services performed by Harold Bendell. For the years ended December 31, 2002, 2001 and 2000, such accrual amounted to $624,359, $1,057,411 and $790,356, respectively. Mr.
                                Harold Bendell's management agreement expired at December 31, 2002 and is in the process of renegotiation.

                                In connection with the Company's acquisition of its Nissan dealership in Hempstead, New York, the Company obtained an option to acquire that dealership's land and building from the landlord who held the lease on that property. The Company exercised its option, but was unable to obtain the financing necessary to effect the purchase. Since the lease expiration was concurrent with the required property acquisition date and the Company was unsuccessful in obtaining an extension of the lease term, it became imperative to the Nissan dealership's operations to maintain its presence at the location.

                                In order to ensure continuity of the
                                dealership's operations, in a transaction approved by the Company's Board of Directors, the Company's Chairman and his brother agreed to personally acquire the property through a company they formed and lease it back to the Company. The result of this transaction was to eliminate the capitalized lease of approximately $3.6 million and the related liability of $3.0 million that the Company had recorded in connection with this property. The difference of $637,000, the book value of the purchase option, was recorded as a long-term related party receivable, which is included in other noncurrent assets. The Company entered into a lease with the new landlord for five years with a five-year renewal option for approximately the same monthly rental it was previously paying.

                                           THE MAJOR AUTOMOTIVE COMPANIES, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                An independent appraiser was retained in order to determine a fair market rent, so that the current rent could be adjusted and the lease revised accordingly, if necessary. Similarly, the value of the purchase option was required to be determined so that an adjustment to the related party receivable could be made and a gain or loss could be recorded, at that time, if the value of the option at the date of transfer exceeded its book value of $637,000. The receivable will be repaid, ratably, through monthly payments over the remaining term of the lease, together with related interest at a market rate. Based on the final report of the appraiser, no adjustment is required for either the rental rate or the receivable balance.

                                In unrelated transactions, in order to obtain floor plan financing at favorable rates (see
                                Note 7), each of Bruce Bendell and Harold
                                Bendell has agreed to either guarantee certain floor plan debt of the Company or provide certain collateral in connection with the Company's floor plan or other borrowings. The Board of Directors has agreed to obtain independent valuations of such credit enhancement and collateral usage (together, "Credit Enhancements") and pay each of the Bendell's the fair value of his respective contributions. The Company engaged an independent valuation firm and received a preliminary valuation from such firm of $160,000 for the economic risk value of the Credit Enhancements. Accordingly, the Company accrued such amount as a liability in the third quarter of 2002. When the final such valuations have been completed, and the Company's Board of Directors has reviewed the results and evaluated the circumstances of the Credit Enhancements relative to the enterprise value of the Company, adjustment, if necessary and warranted, will be made for any difference from the preliminary estimate.

                                Additionally, Harold Bendell has acquired the right to an off-premises storage facility that was previously leased by the Company, on a month-to-month basis, from an independent third party. Accordingly, the Company is now leasing such facility from Mr. Bendell for approximately the same monthly rental it was paying to the prior landlord.

                                           THE MAJOR AUTOMOTIVE COMPANIES, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                The Company also purchases from and sells vehicles to Nawi Leasing, Inc., a company of which Steven Nawi is President. Mr Nawi is a member of the Company's Board of Directors. For each of the years ended December 31, 2002, 2001 and 2000, the Company's purchases from and sales to Nawi Leasing, Inc. and its affiliates respresented less than 1% of the Company's aggregate sales and purchases.

                                Marcum & Kliegman LLP, an accounting firm of which a director is a member, charged the Company approximately $105,000, $120,000 and $95,000 in fees for accounting services for the years ended December 31, 2002, 2001 and 2000, respectively.

13. WARRANTS AND OPTIONS        (a)  Warrants

                                     (i)    In March 1996, the Company issued to
                                            Nissko Telecom, Inc. and its
                                            investors warrants to purchase
                                            450,000 shares of the Company's
                                            common stock at a price of $2.75 per
                                            share. In 1997, warrants to purchase
                                            156,900 shares were exercised,
                                            leaving a balance of 293,100
                                            outstanding. Of this amount, Class B
                                            warrants for 225,000 shares, which
                                            were exercisable through March 19,
                                            1998, were unexercised by that date
                                            and, therefore, lapsed and warrants
                                            to purchase 43,414 shares of the
                                            Company's common stock were
                                            exercised in December 1998, leaving
                                            a balance of 37,029 outstanding as
                                            of December 31, 2002.

                                     (ii)   In addition, the Company issued
                                            warrants in 1996 for the purchase of
                                            45,000 shares at a price of $2.75
                                            per share, in connection with the
                                            management agreement entered into
                                            when the Company acquired Major
                                            Fleet & Leasing Corp. As of December
                                            31, 2002, these warrants are still
                                            outstanding.

                                           THE MAJOR AUTOMOTIVE COMPANIES, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                     (iii)  In connection with the private
                                            placement of its common stock, as
                                            described in Note 15, in 2001, the
                                            Company issued warrants for 116,275
                                            shares of its common stock at an
                                            exercise price of $80.00. Such
                                            warrants have an exercise period of
                                            five years from date of grant.
                                (b)  Stock Options

                                      During November 2000, the Company adopted a Stock Option Plan (the "Plan") pursuant to which 360,000 shares of common stock are reserved for issuance upon the exercise of options, designated as 1999 options. At the discretion of the Company's Board of Directors (the "Board"), or members of any committee the Board has designated, options may be granted to consultants, non-employee members of the Board, employees, officers or anyone who performs services for the Company. The Plan will terminate upon the date on which all shares of the Plan have been exercised. In December 2001, the Company amended the Plan to increase the shares reserved for issuance by 750,000 shares to 1,110,000.

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

                                           THE MAJOR AUTOMOTIVE COMPANIES, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                      During 2000, the Company granted officers, directors and employees options to purchase shares of the Company's common stock at the market price on the date of grant. Of these options, an aggregate of 178,000 have an exercise price of $4.375 per share and 50,000 have an exercise price of $.235.

                                      In December 2000, the Company adopted the
                                      2001 Outside Director Stock Plan (the
                                      "2001 Plan") pursuant to which 250,000
                                      shares are reserved for issuance to
                                      outside directors of the Company ("Outside
                                      Directors"). The Plan provides that,
                                      commencing on the date of the annual
                                      stockholders meeting in 2001 and on each anniversary thereafter, each Outside Director who served as a member of the Board of Directors shall automatically be granted an option to purchase 4,500 shares. The term of the option shall be ten years. The option shall be immediately exercisable, but only while the optionee serves as a member of the Board of Directors and for the months following service. The exercise price shall be equal to the price for the Company's common stock on the date of the grant. In December 2002, the Company granted 22,500 shares to Outside Directors at an exercise price of $0.75. Additionally, the 2001 Plan calls for grants of 4,500 shares of the Company's common stock to each Outside Director on April 30 and each anniversary thereafter.

                                      Each of the Company's stock options has
                                      been issued at the fair value of the
                                      Company's common stock at the date of
                                      grant and no issued options have ever
                                      been exercised.

                                      The Company applies APB Opinion 25 and
                                      related Interpretations in accounting for its stock option plan by recording as compensation expense the excess of the fair market value over the exercise price per share as of the date of grant.

                                      During 2001, pursuant to a separating
                                      agreement, the Company granted options to an employee of IG2 for 30,000 shares of common stock. The Company recorded a charge of $260,616 against the reserve established for discontinued operations and a corresponding increase in additional paid-in capital.

                                           THE MAJOR AUTOMOTIVE COMPANIES, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                      In 2001, the Company issued options for an aggregate of 25,200 shares of common stock to non-employee members of the Board at an average exercise price of $.81 per share, the market price at the date of grant.

                                      In 2002, the Company issued options for an aggregate of 18,000 shares of common stock to non-employee members of the Board at an average exercise price of $.76 per share, the market price at the date of grant. In addition, the Company cancelled options for 103,300 shares of common stock, with an average exercise price of $7.72.

                                           THE MAJOR AUTOMOTIVE COMPANIES, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                      A summary of the status of the Company's stock option plan as of December 31, 2002 and changes during the period January 1, 2000 through December 31, 2002 is presented below:

                                                                                  Weighted
                                                                                   average
                                                     Number of     Expiration     exercise
                                                      shares          date         price
                                                     --------      ---------     ---------
Options outstanding
  at December 31, 1999                                 76,688      2002-2004     $   28.15
Options granted                                       229,800           2010          4.01
                                                      --------      ---------
Options outstanding
  at December 31, 2000                                306,488      2002-2010          8.71
Options granted                                        31,200           2011          1.13
                                                     --------      ---------
Options outstanding
  at December 31, 2001                                337,688      2002-2011          8.01
Options granted                                        18,000           2012           .68
Options cancelled
  and expired                                        (134,800)     2002-2011         13.71
                                                     --------      ---------     ---------
Options outstanding
  at December 31, 2002                                220,888      2004-2012     $    3.94
                                                     ========      =========     =========

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                The following table summarizes information about stock options outstanding at December 31, 2002.


                                       Options Outstanding                    Options Exercisable
                                       -------------------                    -------------------
                                             Weighted
                               Number        Average       Weighted          Number        Weighted
                             Outstanding    Remaining      Average         Exercisable     Average
                             at December   Contractual     Exercise        at December     Exercise
Exercise Price Range          31, 2002         Life         Price           31, 2002        Price
--------------------          --------         ----         -----           --------        -----
  $24.44-$38.75                  4,388          1.6         $33.25             4,388        $33.25
  $13.40                         1,200          2.4          13.40             1,200         13.40
  $ 4.38                       126,000          2.8           4.38           126,000          4.38
  $ 2.34-$ 2.35                 56,000          3.5           2.35            54,400          2.35
  $ 1.65                         1,800          2.3           1.65             1,800          1.65
  $  .58-$  .71                 31,500          9.5            .71            31,500           .71
                               -------          ---        -------           -------       -------
                               220,888          3.9        $  3.94           219,288       $  3.95
                               =======          ===        =======           =======       =======

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



15.STOCKHOLDERS' EQUITY         On May 14, 1998, the Company designated 900,000
                                shares as the 1997 - Major Series of Convertible
                                Preferred Stock (the "1997 Preferred Stock").
                                The shares of the 1997 Preferred Stock had voting rights and voted with the common stock and not as a separate class. Each share entitled the holder to 0.9 votes per share reflecting the underlying conversion rate. The shares of 1997
                                Preferred Stock were convertible, with each share converting into four and a half shares of common stock if the market value was equal to or greater than $6,000,000 for the 810,000 shares of common stock. If the 810,000 shares of common stock had a market value of less than $6,000,000, then additional shares of common stock would be issued to equal a market value of $6,000,000. In the event that a dividend is declared on the common stock, a dividend of twice the per share dividend of common stock would be paid on the 1997 Preferred Stock. The
                                1997 Preferred Stock has a liquidation value of $6,000,000. On the fifth anniversary, the 1997
                                Preferred Stock would automatically convert into shares of common stock. During October 2000 and May 2001, 400,000 shares and 400,000 shares were converted into 360,000 shares and 1,777,778 shares, respectively, of common stock (after the three-for-two and one-for-five stock splits). In
                                February 2002, Mr. Bendell converted the remaining 100,000 shares of 1997 preferred stock into 1,333,333 shares of common stock.

                                Common Stock

                                On June 24,1999, the Company entered into an agreement with three investors, pursuant to which the Company had the right or obligation to sell, under certain circumstances, in a series of private placement transactions, up to $20 million of common stock, warrants and adjustable warrants.

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                The calculation of amounts due pursuant to the Adjustable Warrants issued in the second tranche, resulted in a potential liability to the Company for approximately 4.7 million shares or the Company could elect to issue only the minimum number of 393,587 shares plus a cash payment of $6,625,016. The Company entered into a Redemption Agreement and promissory note with the investors whereby the Company would issue the minimum number of shares and make cash payments aggregating $6,000,000 to be paid in installments of varying amounts over time. Accordingly, the Company issued 393,587 shares of common stock on August 28, 2000 and made aggregate cash payments of $4,750,000 through December 31, 2000 and owed a balance $1,250,000 at that date. Pursuant to the terms of the note, this balance is due to be paid in aggregate installments of $250,000 in each of the five months beginning in February 2002. The Company did not make any of these required payments. The terms of the Redemption Agreement required that the balance be adjusted to $1,666,667, an increase of $416,667 plus interest and reasonable attorneys' fees. Subsequently, the Company reached agreement with the institutional investors and settled the matter for a total of $1,400,000. The $266,667 reduction of the liability previously recorded was adjusted as a credit to additional paid-in capital in the third quarter of 2001. By December 31, 2001, the $1,400,000 balance has been fully paid.

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 16.      DISCONTINUED          On November 3, 2000, the Board of Directors
          OPERATIONS            determined to divest the Company's
                                non-automotive operations within the next twelve months. Continuing operations are represented by the Company's automotive dealership activities, including its automotive leasing subsidiary,
                                Major Fleet and Leasing, Inc. Non-automotive operations are reported as discontinued operations and the consolidated balance sheets have been reclassified to segregate the net assets of these businesses. Assets and liabilities related to discontinued operations included on the Company's consolidated balance sheets at December 31, 2001 represented the estimated net realizable value of the Company's discontinued operations. There were no such assets and liabilities at December 31, 2002 (see below).


                                The income (loss) from discontinued operations is comprised of the following:



Year ended December 31,           2002              2001              2000
                              ------------      ------------      ------------
Loss from discontinued
  operations                  $   (344,000)     $         --      $ (8,613,907)
Loss from disposition of
  discontinued operations               --                --       (13,617,415)
Provision for estimated
  operating losses during
  period of disposition                 --                --        (2,000,000)
                              ------------      ------------      ------------
                                                          --       (24,231,322)
Income tax benefit                 138,000           590,000         1,804,000
                              ------------      ------------      ------------
                              $   (206,000)     $    590,000      $(22,427,322)
                              ============      ============      ============


                                The Company completed the sale of its
                                non-automotive assets during 2001 resulting in the complete divestiture of all non-automotive operations. In February 2001, The Company completed an asset sale of its Richmond, Virginia-based Internet Creations, Inc. (d/b/a Internet Connections) to Access Technology, Inc. The sale price for the assets was $320,000, $47,000 of which was paid at the closing, and $273,000 of which was evidenced by a senior secured promissory note. No payments have been received in 2002.

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                Effective March 27, 2001, the Company sold its interest in its telecommunications subsidiary, IG2, Inc., to Global Communications of NY, Inc. The sale price was $3,000,000, less the assumption of certain of the Company's liabilities, resulting in a net amount due to the Company of $1,778,803. Such indebtedness is evidenced by a note payable to the Company in the principal amount of $1,778,803, bearing interest at 8.5% and payable in quarterly installments over 48 months, beginning in March 2002. Such payments have been deferred to begin in June 2002. No payments have been received in 2002.

                                Effective June 27, 2001, in related
                                transactions, the Company sold its interest in its Israeli technology subsidiary, C.B.S (Israel), Ltd. and the assets of its Canadian subsidiary, 786710 Ontario, Ltd., doing business as Info Systems, to GYT International, Ltd., a Nevis corporation. The combined sales price in connection with these transactions was $350,000 for both operations, less the assumption of certain of the Company's liabilities, resulting in a net amount due to the Company of $119,500. Such indebtedness is evidenced by a note payable to the Company in the principal amount of $119,500, bearing interest at 5% and payable in quarterly installments over 60 months, beginning in June 2002. No payments have been received in 2002.

                                Effective July 31, 2001, the Company sold its interest in its telephone calling card subsidiary, ICS Globe, Inc., to Global Communications of NY, Inc. The sale price was $250,000, with a down payment of $10,000. The balance is evidenced by a note payable to the Company in the principal amount of $240,000, bearing interest at 12% and payable in monthly installments for sixteen months, beginning in August 2002. No payments have been received in 2002.

                                The aggregate sales price of the assets of these discontinued operations was $3.6 million. The book value of these assets was $1 million.

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                The gains on the sales of these discontinued operations have been deferred due to a lack of credit history. Such gains will be reflected when collectibility is reasonably assured. Accordingly, the Company has reclassified the balance of $1,000,000 from assets held for sale at December 31, 2000 to notes receivable at December 31, 2001 and recorded a valuation allowance of $300,000 at that date to reflect the estimated realizable value of the amounts expected to be received from the sale of its discontinued operations. The balance of the related receivables of approximately $182,000 was written off in 2002 because of the uncertainty of collectibility.


17. QUARTERLY FINANCIAL                                    First      Second     Third     Fourth
    DATA (UNAUDITED)             2002                     quarter    quarter   quarter    quarter
                              ----------                ---------- ---------- ---------  ---------
                                                        (In thousands except for per share data)
                              Sales                     $91,346    $103,532   $111,809    $91,261
                              Gross profit               16,303      18,082     17,849     14,941
                              Operating income
                                (loss) from
                                continuing
                                operations                  550         510     1,417      (2,562)
                              Income from
                                discontinued
                                operations, net of
                                tax benefits                  -           -       206           -
                              Net income (loss)             550         510     1,211      (2,562)
                              Income (loss) from
                                continuing
                                operations per
                                share - diluted             .06           .0      .15        (.27)
                              Net income (loss) per
                                share - (diluted)           .06           .0      .13        (.27)
                                                        ========== ========== =========

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                      First      Second     Third     Fourth
                                2001                   quarter    quarter   quarter    quarter
                              ----------              ---------- ---------- --------- ---------
                                                      (In thousands except for per share data)
                              Sales                   $88,112    $102,324   $91,250   $93,429
                              Gross profit             14,230      16,561    16,382    16,074
                              Operating income
                                (loss) from
                                continuing
                                operations                786         (62)      797       569
                              Income from
                                discontinued
                                operations, net of
                                tax benefits                -           -         -       590
                              Net income (loss)           786         (62)      797     1,159
                              Income (loss) from
                                continuing
                                operations per
                                share - diluted           .11          (.0 )    .10       .06
                              Net income (loss) per
                                share - (diluted)         .11          (.0 )    .10       .13
                                                      ========== ========== ========= =========

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To the Shareholders and Directors of The Major Automotive Companies, Inc.

        The audit referred to in our report dated April 11, 2003 relating to the consolidated financial statements of The Major Automotive Companies, Inc., which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audit.

        In our opinion such financial statement schedules present fairly, in all material respects, the information set forth therein.


New York, New York                      /s/ BDO Seidman, LLP
April 11, 2003                          --------------------
                                        BDO Seidman, LLP

                                 SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNT
             For the years ended December 31, 2002, 2001 and 2000


                                                        Additions
                                        Balance at      charged to      Deductions,      Balance at
                                        Beginning       Costs and       net of           End
Account Description                     of Year         Expenses        Write-offs       of Year
                                        -----------     -----------     -----------      -----------

Allowance for doubtful accounts
  Year ended December 31, 2002          $ 700,000       $ 234,866       $(428,366)       $  506,500
                                        -----------     -----------     -----------      -----------

  Year ended December 31,2001           $ 200,000       $ 500,000       $    --          $  700,000
                                        -----------     -----------     -----------      -----------

  Year ended December 31, 2000          $ 385,000       $  98,115       $(283,115)       $  200,000
                                        -----------     -----------     -----------      -----------
