Form 10-Q
period 2003-03-31
MAJOR AUTOMOTIVE COMPANIES INC
filed 2003-05-20
CIK 1009779

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2003 or

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


As of May 16, 2003, there were 9,702,047 shares of the registrant's common stock outstanding.

                                      INDEX

                                                                                  Page No.
                                                                                  --------
PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements ..................................................      3
Consolidated Balance Sheets ...................................................      3
Consolidated Statements of Operations .........................................      5
Consolidated Statements of Cash Flows .........................................      6
Notes to Consolidated Financial Statements ....................................      8
Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations .................................................................     11
Item 3. Quantitative and Qualitative Disclosures About Market Risk ............     18
Item 4. Controls and Procedures ...............................................     18
PART II.  OTHER INFORMATION
Item 1. Legal Proceedings .....................................................     19
Item 2. Changes in Securities .................................................     19
Item 3. Defaults Upon Senior Securities .......................................     19
Item 4. Submission of Matters to a Vote of Security Holders ...................     19
Item 5. Other Information .....................................................     19
Item 6. Exhibits and Reports on Form 8-K ......................................     20
Signatures ....................................................................     21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                             March 31, 2003    December 31, 2002
                                                               -----------        -----------
                                                               (UNAUDITED)
ASSETS

Current assets
     Cash and cash equivalents                                 $ 3,642,395        $   796,074
     Short-term investments                                        425,930            425,930
     Net investment in direct financing leases, current            162,316            164,555
     Accounts receivable, net                                   12,812,444         15,179,194
     Inventories                                                49,273,112         46,520,973
     Due from related parties                                    1,994,504          1,130,966
     Deferred income taxes                                       1,576,000          1,576,000
     Other current assets                                          500,675            506,435
                                                               -----------        -----------
                 Total current assets                           70,387,376         66,300,127

Net investment in direct financing leases,
     net of current portion                                        211,556            233,937
Property and equipment, net                                      4,856,979          4,938,545
Goodwill                                                        13,589,000         13,589,000
Due from officer and stockholder                                 1,395,358          1,395,358
Other assets                                                       667,418            790,374
                                                               -----------        -----------

                 Total assets                                  $91,107,687        $87,247,341
                                                               ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Notes payable - floor plan                                             $  47,717,025       $  46,224,707
     Accounts payable                                                          10,975,678           6,727,578
     Accrued expenses                                                           6,283,008           6,991,326
     Current maturities of long-term debt                                       2,082,603             675,452
     Customer deposits and other current liabilities                              447,526             978,981
                                                                            -------------       -------------

                 Total current liabilities                                     67,505,840          61,598,044

Long-term debt, less current maturities                                         6,131,478           7,701,700
                                                                            -------------       -------------

                 Total liabilities                                             73,637,318          69,299,744

Commitments
Stockholders' equity

     Preferred stock, $.01 par value- 2,000,000 shares
                 authorized; 0 shares issued and
                 outstanding in 2003 and 2002, respectively                          --                  --
     Common stock, $.01 par value- 50,000,000 shares
                 authorized; 9,634,171 and 9,564,371 shares issued and
                 outstanding in 2003 and 2002, respectively                        96,341              95,643
     Additional paid in capital                                                40,123,067          40,123,765
     Deficit                                                                  (20,785,275)        (20,308,047)
     Treasury stock, at cost; 227,191 shares in 2003 and 2002                  (1,963,764)         (1,963,764)
                                                                            -------------       -------------

                 Total stockholders' equity                                    17,470,369          17,947,597
                                                                            -------------       -------------

                 Total liabilities and stockholders' equity                 $  91,107,687       $  87,247,341
                                                                            =============       =============

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                          THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)

                                                      2003              2002
                                                  ------------      ------------
Sales                                             $ 91,145,991      $ 91,345,510
Cost of sales                                       75,851,109        75,173,416
                                                  ------------      ------------
   Gross profit                                     15,294,882        16,172,094

Operating expenses                                  15,451,285        14,868,426
Interest expense, net of interest income               300,825           371,635
                                                  ------------      ------------

   Income (loss) before income tax expense            (457,228)          932,033
Income tax expense                                      20,000           382,000
                                                  ------------      ------------

Net income (loss)                                 $   (477,228)     $    550,033
                                                  ============      ============


Net income (loss) per common share
     Basic                                        $      (0.05)     $       0.07
     Diluted                                      $      (0.05)     $       0.06
                                                  ============      ============

Average number of shares used in computation:
     Basic                                           9,341,058         8,226,406
     Diluted                                         9,341,058         9,116,680
                                                  ============      ============

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)

                                                                                              2003                 2002
                                                                                          ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                       $   (477,228)        $    550,033
  Adjustments to reconcile net income
   to net cash provided by (used in) operating activities
      Amortization of intangible assets                                                           --                  8,929
      Depreciation                                                                              89,371              191,813
      Reduction of bad debt reserve                                                            (79,530)                --
      Amortization of stock-based compensation                                                    --                 20,188
  (Increase) decrease in assets:
      Net investment in direct financing leases                                                 24,620             (163,130)
      Accounts receivable, net                                                               2,446,280            1,576,304
      Inventories                                                                           (2,752,139)           1,178,216
      Deferred income taxes                                                                       --                382,000
      Due from related parties                                                                (863,538)             185,799
      Other assets                                                                             128,715              678,371
  Increase or (decrease) in liabilities
      Accounts payable                                                                       4,248,100           (1,095,004)
      Accrued expenses                                                                        (708,318)            (165,744)
      Customer deposits                                                                       (531,455)             122,604
      Notes payable - floor plan                                                             1,492,318           (5,990,973)
      Other liabilities                                                                           --                 (1,930)
                                                                                          ------------         ------------

NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES                                             3,017,196           (2,522,524)
                                                                                          ------------         ------------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Purchase of property and equipment                                                              (7,804)             (80,852)
                                                                                          ------------         ------------

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                                                (7,804)             (80,852)
                                                                                          ------------         ------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Proceeds from long-term debt                                                                    --                272,867
  Payment of long-term debt                                                                   (163,071)            (314,247)
  Loans to officers                                                                               --                322,208
                                                                                          ------------         ------------

      NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES                                        (163,071)             280,828
                                                                                          ------------         ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         2,846,321           (2,322,548)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 796,074            4,294,826
                                                                                          ------------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $  3,642,395         $  1,972,278
                                                                                          ============         ============

Supplemental disclosures of cash flow information Cash paid during the period for:
   Interest                                                                               $    599,992         $    588,292
   Income taxes                                                                                 17,000               55,000
  Non-cash financing and investing
   Common stock issued in exchange for preferred shares                                           --                 12,333

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                                 March 31, 2003

1.       Basis of Presentation and Significant Accounting Policies

         In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present, in all material respects, the Company's financial position and its results of operations and cash flows as of the dates and for the periods indicated.

         Certain information and footnote disclosure normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited December 31, 2002 consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2002. The results of operations for the three-month periods are not necessarily indicative of the operating results for the full year.

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

         The Company has presented basic and diluted earnings (loss) per share, where applicable. Basic earnings (loss) per share excludes potential dilution and is calculated by dividing income (loss) available to common stockholders by the weighted average number of outstanding common shares. Diluted earnings per share incorporates the potential dilutions from all potential dilutive securities that would have reduced earnings per share. In 2003, because the Company incurred a net loss, the exercise of options and warrants would have been antidilutive and were, therefore, excluded from the calculation.

2.       Floor Plan Interest, Floor Plan Assistance and Advertising Assistance

     Floor plan and advertising assistance received from manufacturers are recorded as offsets to the cost of the vehicle and recognized into income upon the sale of the vehicle or when earned under a specific manufacturer's program, whichever is later. Floor plan assistance payments, which were previously accounted for as a reduction of floor plan interest expense, have been included as offsets to inventory and cost of sales, as appropriate. Floor plan interest expense, which was previously included in interest expense, is now presented as a component of operating expense in the accompanying consolidated condensed statement of operations to provide more meaningful information regarding the Company's margin performance.

     For the three months ended March 31, 2003 and 2002, aggregate floor plan interest included in operating expenses was $433,759 and $492,053, respectively.

     For the three months ended March 31, 2003 and 2002, aggregate floor plan assistance received was $384,465 and $275,396, respectively, of which $270,465 and $275,396, respectively, were included in cost of sales.

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                                 March 31, 2003
                                    Continued

     For the three months ended March 31, 2003 and 2002, aggregate advertising assistance received was $458,179 and $86,470, respectively, of which $322,179 and $86,470, respectively, were included in cost of sales.

3.       Inventories

         Inventories are comprised of the following:

                                    March 31, 2003       December 31, 2002
                                     ------------          ------------
New automobiles                      $ 15,712,303          $ 15,794,564
New trucks and vans                    14,319,407            11,733,652
Used automobiles and trucks            18,033,743            17,148,771
Parts and accessories                   1,172,422             1,832,196
Other                                      35,237                11,790
                                     ------------          ------------
                                     $ 49,273,112          $ 46,520,973
                                     ============          ============

4.       Related Party Transactions

         Amounts due from related parties result from sales and purchases of vehicles to and from dealerships owned by Bruce Bendell, the Company's President, Chief Executive Officer, Acting Chief Financial Officer and Chairman, and his brother, Harold Bendell (the "Bendell Dealerships"), as well as previous advances made in the ordinary course of business. All of the sales and purchases to and from the Bendell Dealerships are made at wholesale cost plus related fees and have, therefore, resulted in no significant profit or loss to the Company. For the three months ended March 31, 2003, the related party sales amounted to $1,101,275. There were no related party sales during the first quarter of 2002. For the three months ended March 31, 2003 and 2002, the purchases from related parties aggregated $5,771,282 and $7,719,605 respectively.

         Pursuant to a management agreement with Harold Bendell, which, by its terms, expired, but has been orally extended until such time as the parties reach agreement on terms of an extension to the management agreement, the Company has accrued a management fee for services performed by Harold Bendell. For the three months ended March 31, 2003 and 2002, such accrual amounted to $43,127 and $198,883, respectively.

         In unrelated transactions, in order to obtain floor plan financing at favorable rates, each of Bruce Bendell and Harold Bendell has agreed to either guarantee certain floor plan debt of the Company or provide certain collateral in connection with the Company's floor plan or other borrowings. The Board of Directors has agreed to obtain independent valuations of such credit enhancement and collateral usage (collectively, the "Credit Enhancement") and pay each of the Bendell's the fair value of his respective contributions. The Company has engaged an independent valuation firm and has received a preliminary valuation from such firm of $160,000 for the economic risk value of the Credit Enhancement.

         Accordingly, the Company accrued such amount as a liability in the third quarter of 2002. When the final valuations have been completed, and the Company's Board of Directors has reviewed the results and evaluated the circumstances of the Credit Enhancement relative to the Company's enterprise value, adjustment, if necessary and warranted, will be made for any difference from the preliminary valuation.

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                                 March 31, 2003
                                    Continued

5.       Settlements of Litigation

         In March 2003, in connection with the 2002 settlement of a lawsuit entitled Ronald K. Premo v. Fidelity Holdings, Inc., the Company issued 69,800 shares of its common stock, in addition to the 15,000 shares of its common stock issued in 2002, to reach the aggregate guaranteed value of $72,039, as required by the settlement terms. There was no effect on earnings in connection with the issuance of these shares.

         In April 2003, in connection with the settlement of a lawsuit entitled Zannett Lombardier Ltd., et al. v. The Major Automotive Companies, Inc., the Company issued 49,876 shares of its common stock representing the $40,000 that was required to be paid in shares pursuant to the related settlement agreement. In the first quarter of 2003, $70,000 was charged against earnings in connection with this settlement. The balance of the settlement value, $100,000, was accrued during the year ended December 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our and our subsidiaries' ("we" or the "Company") operations, financial condition, liquidity and capital resources should be read in conjunction with our unaudited Consolidated Condensed Financial Statements and related notes thereto included elsewhere herein.

This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements.

The Company

On May 14, 1998, The Major Automotive Companies, Inc. (f/k/a Fidelity Holdings, Inc.,) then a holding company involved in the acquisition and development of synergistic technological and telecommunications businesses and the regional consolidation of the retail automotive industry, acquired, from a related party, the Major Automotive Group of dealerships ("Major Auto") and related real property and leases. Until November 3, 2000, when our Board of Directors determined to sell our non-automotive operations, including our Technology division, we operated in two divisions: Automotive and Technology. Since that time, our continuing operations are represented by our automotive dealerships' activities, including our Major Auto subsidiary and other dealerships, as well as our automotive leasing subsidiary, Major Fleet and Leasing, Inc. ("Major Fleet").

The first quarter of 2003 saw our historical first quarterly decline in revenues and gross profits. This resulted in a net loss for this quarter of $477,000 compared with a net profit of $550,000 in the comparable 2002 quarter. There are several factors that, we believe, contributed to this result. First, is the general decline in automotive sales throughout the country. We attribute this trend to both the general economy and consumer reluctance based on expectations of war with Iraq. The second and more local factor, was the severe and prolonged winter weather conditions that prevailed in the New York metropolitan area during the first quarter of 2003. This resulted in reduced sales and increased operating costs.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States. Such principles require that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting period. Operating results in the future could vary from the amounts derived from those estimates and assumptions. We have identified the policies below that are critical to our business operations and the understanding of our results of operations and involve significant estimates. For detailed discussion of other significant accounting policies see Note 1, Basis of Presentation and Significant Accounting Policies, of the Notes to Consolidated Condensed Financial Statements included elsewhere, herein.

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

Long-lived Assets. Our policies related to long-lived assets, such as, goodwill and property and equipment, which constitute a significant component of our consolidated condensed balance sheets, require that we evaluate such assets for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If any impairment is found to exist, the related assets will be written down to fair value. Additionally, these policies affect the amount and timing of future amortization. In accordance with Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill and intangible assets deemed to have indefinite lives are no longer amortized but, instead are subject to impairment tests at least annually. We have applied the new rules on accounting for goodwill beginning in the first quarter of 2002. During 2002, we performed the required impairment tests of goodwill as of January 1, 2002 and December 31, 2002. We have concluded, based, in part, on the analysis performed and conclusions reached by an independent valuation appraiser we retained, that there is no impairment of goodwill as of either January 1, 2002 or December 31, 2002. We remain, however, subject to financial statement risk to the extent that intangible assets become impaired due to decreases in the fair market value of the related underlying business.

Reclassifications. In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications have been made to our prior year financial statements.

Floor plan and advertising assistance received from manufacturers are now recorded as reductions of inventory or offsets to the cost of the vehicle, as appropriate, and recognized as income upon the sale of the vehicle or when earned under a specific manufacturer's program, whichever is later. Floor plan assistance payments, which were previously accounted for as a reduction of floor plan interest expense, have been included as offsets to cost of sales and inventory, as appropriate. Floor plan interest expense, which was previously classified as interest expense below operating income, is now presented as a component of operating expense in the accompanying consolidated condensed statement of operations to provide more meaningful information regarding the Company's margin performance.

For the three months ended March 31, 2003 and 2002, aggregate floor plan interest included in operating expense was $433,759 and $492,053, respectively. The decrease in 2003 of interest expense relative to flat sales volume is primarily attributable to the lower interest rates associated with the Company's new floor plan arrangements.

For the three months ended March 31, 2003 and 2002, aggregate floor plan assistance now included as a reduction of cost of sales was $270,465 and $275,396, respectively.

Advertising assistance received from manufacturers for the three months ended March 31, 2003 and 2002, now included as a reduction of cost of sales was $322,179 and $86,970, respectively.

Commitments And Contingencies

 We are involved, and will continue to be involved, in a number of legal proceedings arising out of the conduct of our business, including litigation with customers, current and former business associates and employment-related lawsuits. We intend to vigorously defend ourselves and assert available defenses with respect to each of these matters. Where necessary, we have accrued our estimate of the probable costs for the resolution of these proceedings based on consultation with outside counsel, assuming various strategies. Further, we have certain insurance coverage and rights of indemnification with respect to certain aspects of these matters. However, a settlement or an adverse resolution of one or more of these matters may result in the payment of significant costs and damages, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2003 AND THREE MONTHS ENDED MARCH 31, 2002

Revenues. Revenues for the three-month period ended March 31, 2003 decreased to approximately $91.1 million, which is $.2 million, less than the prior comparable period's revenues of $91.3 million. This decrease was solely attributable to the revenues of our automotive dealership operations. The primary reason for the decrease in revenues was a significant decline in new unit sales, as partially offset by a large increase in the average sales price per unit, coupled with an increase in used vehicle unit sales, as partially offset by a decrease in the average selling price of used vehicles sold. New vehicle sales decreased by 182 units in the first quarter of 2003 to 1,261 units from 1,443 units in the first quarter of 2002, while used vehicle sales increased 280 units to 3,727 units in the 2003 first quarter over 3,447 units, retail and wholesale, in the prior year's comparable quarter. The average sales price of new vehicles sold increased by $2,407 and the average sales price of used vehicles decreased by $168. The decrease in new unit sales in this quarter is primarily attributable to sales by the dealerships in Hempstead, Long Island, including the closed dealerships, and the increase in used vehicle units sold is attributable to our Long Island City, New York dealerships. An average of approximately 1,242 used vehicles, retail and wholesale, were sold during each of the months in the 2003 period, compared with an average of 1,149 units per month in the 2002 comparable period. Major Auto's sales efforts included extensive Internet promotions, local advertising in all media and the branding of its used car operation as "Major World." Management believes, however, that the exceptionally severe winter weather conditions during the first quarter of 2003, together with a decline in demand as a result of the anticipation of war with Iraq were the significant causative factors of our decline in revenue. A further decline in industry-wide new vehicle sales and a continuation of consumer reluctance, generally, or in the New York metropolitan region, in particular, could materially adversely affect our revenues and operating results.

Cost of sales. The cost of sales increase of approximately $700,000, or 0.9%, to $75.9 million in the first quarter of 2003 from $75.2 million for the three months ended March 31, 2002 is solely attributable to our automotive dealership operations. This increase is primarily the result in the average cost of new vehicles, which increased by $2,230 per vehicle sold in the first quarter of 2003 compared with the first quarter of 2002. The average cost of each used vehicle sold decreased by only $12 in the 2003 first quarter compared with the same period in 2002.

Gross profit. Our automotive operations generated almost the entire gross profit of $15.3 million for the three months ended March 31, 2003, a decrease of approximately $900,000 million, or 5.6%, from gross profits of $16.2 million in the prior year's comparable quarter. The decrease in gross profit was attributable to both the substantial decrease in the number of new vehicles sold and a decrease in average gross profit per used vehicle sold of $156. Gross profits as a percentage of sales decreased to 16.6% in the first quarter of 2003 from 17.2% in the prior year's comparable quarter. This increase is reflective of our efforts to sell vehicles in a marketplace that has been adversely affected by the economy, consumer reluctance and competition.

Operating expenses. In the three months ended March 31, 2003, operating expenses increased approximately $600,000 or 0.4%, to approximately $15.5 million, from $14.9 million in the prior year's comparable quarter. All of this increase is attributable to our automotive dealership operations. This increase is primarily attributable to the costs associated with increased sales efforts and results, principally, advertising and compensation. Interest related to our floor plan financing was $434,000 in the 2003 period compared with $492,000 in the comparable 2002 period. Although we maintained a higher inventory level in 2003, this decrease is attributable to the lower interest rates in effect that are associated with our new floor plan facilities.

Interest expense,net. Net interest expense had a net decrease of approximately $71,000 to $301,000 in the first quarter of 2003 from interest expense of $372,000 incurred in the comparable prior period. The decline in interest is attributable to repayments of long-term debt.

Income tax expense. Income tax expense reflects only state and local taxes, since we do not expect any federal income tax expense for 2003.

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

Cost of sales. The cost of sales increase of $1.0 million, or 1.3%, to $75.2 million in the first quarter of 2002 from $74.2 million for the three months ended March 31, 2001 is solely attributable to our automotive dealership operations. This increase is consistent with the increased sales volume in terms of units and also with the respective decreases in the average selling prices of new and used vehicles.

Gross profit. Our automotive operations generated almost the entire gross profit of $16.2 million for the three months ended March 31, 2002, an increase of approximately $2.3 million, or 16.5%, from gross profits of $13.9 million in the prior year's comparable quarter. The increase in gross profit was attributable to both the increase in units sold and an increase in gross profit per vehicle sold. Although the average sales price per new and used vehicle sold decreased, the average gross profit per new and used vehicle sold increased by $280 and $234, respectively. Gross profits as a percentage of sales increased to 17.2% in the first quarter of 2002 from 15.8% in the prior year's comparable quarter.

Operating expenses. In the three months ended March 31, 2002, operating expenses increased approximately $2.1 million, or 16.4%, to approximately $14.9 million, from $12.8 million in the prior year's comparable quarter. All of this increase is attributable to our automotive dealership operations. This increase is primarily attributable to the costs associated with increased sales efforts and results, principally, advertising and compensation. Floor plan interest included in operating expenses was $492,000 and $540,000 in the three months ended March 31, 2002 and 2001 respectively. The decrease was attributable to both lower inventory levels and reduced interest rates in the 2002 period compared with 2001.

Interest expense, net. Net interest expense had a net decrease of approximately $48,000 to $372,000 in the first quarter of 2002 from interest expense of $324,000 incurred in the comparable prior period attributable to increases in long-term debt.

Income tax expense. Income tax expense was recorded in the first quarter of 2002 based on an annualization of the current quarter's income and assumed the utilization of our remaining net operating loss carryforwards in this year. Income tax expense for the comparable prior year's period was based on the expectation that such loss carryforwards would exceed the taxable income.

ASSETS, LIQUIDITY AND CAPITAL RESOURCES - MARCH 31, 2003

At March 31, 2003, our total assets were $91.1 million, an increase of approximately $3.9 million from total assets of $87.2 million at December 31, 2002. This aggregate increase is primarily related to the increases in our cash and cash equivalents of $2.8 million, inventories of $2.8 million and due from related parties of $900,000, as partially offset by a decrease in accounts receivable of $2.4 million.

For the three months ended March 31, 2003, we had a net increase in cash and cash equivalents of $2,846,321. The primary reason for this increase was the net cash provided by our operating activities of $3,017,196.

The net cash provided by our operating activities of $3,017,196 was primarily the result of cash used in our operations of $415,857, comprised of our net loss of $477,228, less non-cash charges of $9,841 and a net increase in liabilities of $4,520,645 (attributable to the increases in accounts payable of $4,248,100 and floor plan notes payable of $1,492,318 and decreases in accrued expenses and customer deposits of $708,318 and $531,455, respectively) as partially offset by a net increase in non-cash assets of $1,036,082 (primarily from increases of $2,752,139 and $863,538 in inventories and due from related parties, respectively, as partially offset by the reduction in accounts receivable of $2,446,280). This is reflective of both our reduced level of sales during the first quarter of 2003 and the buildup of inventory during that period in anticipation of increased sales volumes in the second and third quarters of 2003. The latter two quarters have, historically, been the primary selling seasons for our new and used vehicles.

Additionally, we used cash of $7,804 in our investing activities, which is attributable to purchases of property and equipment.

We used $163,071 in our financing activities for payments of long-term debt.

The foregoing activities, i.e., operating, investing and financing, resulted in a net cash increase of $2,846,321 for the three months ended March 31, 2003.

We require cash to fund our working capital needs and capital expenditures, as well as to meet existing commitments. These cash requirements include payments on long-term debt of $505,000 for the last nine months of 2003, $2.0 million for 2004, $544,000 for 2005 and $5.1 million thereafter, and lease payments of $1.0 million for the last nine months of 2003, $1.4 million for 2004 and $1.3 million for 2005. In addition, pursuant to an employment agreement with our President, Chief Executive Officer and Acting Chief Financial Officer, Bruce Bendell, we are obligated to pay him a minimum of $500,000 per year through June 30, 2004. All of these obligations are funded, principally, from cash flows from operations and borrowings under floor plan financings.

We believe that the cash generated from existing operations, together with cash on hand, available credit from our current lenders, including banks and floor plan lenders, will be sufficient to finance our debt and lease obligations, other commitments, current operations and internal growth for at least the next twenty-four months.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended, Rules 13a-14(c) and 15(d)-14(c)). This evaluation has provided our Chief Executive Officer and Acting Chief Financial Officer with reasonable assurance that our disclosure controls and procedures are effective and can be relied upon to gather, analyze and disclose all information required to be included in our periodic SEC reports.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our evaluation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During the quarter, there were no significant developments in the Company's legal proceedings. For a detailed discussion of the Company's legal proceedings, please refer to Note 5 herein, and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

ITEM 2.  CHANGES IN SECURITIES

The securities described below were sold by us during this quarter without being registered under the Securities Act. All such sales made in reliance on Section 4(2) and/or Rule 506 promulgated thereunder of the Securities Act were, to the best of our knowledge, made to investors that, either alone or together with a representative that assisted such investor in connection with the applicable investment, had such sufficient knowledge and experience in financial and business matters to be capable of evaluating the merits and risks connected with the applicable investment:

1. On April 30, 2003, the Company issued 4,500 shares of common stock to David Edelstein, at a per share price of $0.74, as compensation for services as an outside member of the Company's Board of Directors.

2. On April 30, 2003, the Company issued 4,500 shares of common stock to Jeffrey Weiner, at a per share price of $0.74, as compensation for services as an outside member of the Company's Board of Directors.

3. On April 30, 2003, the Company issued 4,500 shares of common stock to Steven Nawi, at a per share price of $0.74, as compensation for services as an outside member of the Company's Board of Directors.

4. On April 30, 2003, the Company issued 4,500 shares of common stock to Steven Hornstock, at a per share price of $0.74, as compensation for services as an outside member of the Company's Board of Directors.

5. In April 2003, the Company issued 49,876 shares of its common stock in connection with the settlement of a lawsuit against entitled Zannett Lombardier Ltd., et al. v. The Major Automotive Companies, Inc.

6. In March 2003, the Company issued 69,800 shares of its common stock in connection with the settlement of a lawsuit entitled Ronald K. Premo v. Fidelity Holdings, Inc.

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

                               THE MAJOR AUTOMOTIVE COMPANIES, INC.


Date: May 20, 2003             /s/ Bruce Bendell
                               ------------------
                               Bruce Bendell

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

May 20, 2003                              /s/ Bruce Bendell
                                          -----------------
                                          Bruce Bendell
                                          President, Chief Executive Officer and
                                          Acting Chief Financial Officer