Form 10-Q
period 2003-06-30
MAJOR AUTOMOTIVE COMPANIES INC
filed 2003-08-14
CIK 1009779

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2003 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ____________________

Commission File Number: 000-29182

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.
                ----------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                      Nevada                           11-3292094
           -----------------------------           ------------------
           (State or Other Jurisdiction               (IRS Employer
         of Incorporation or Organization)         Identification No.)

                            43-40 Northern Boulevard
                        Long Island City, New York 11101
                        ---------------------------------
                    (Address of Principal Executive Offices)

                                 (718) 937-3700
                                 --------------
                         (Registrant's Telephone Number)

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

As of August 11, 2003, there were 9,702,047 shares of the registrant's common stock outstanding.

                                      INDEX

                                                                                            Page No.
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements...........................................................        3

Consolidated Balance Sheets............................................................        3

Consolidated Statements of Operations..................................................        5

Consolidated Statements of Cash Flows..................................................        6

Notes to Consolidated Financial Statements.............................................        7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations.............................................................................       10

Item 3. Quantitative and Qualitative Disclosures About Market Risk.....................       17

Item 4. Controls and Procedures........................................................       17

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings..............................................................       18

Item 2. Changes in Securities..........................................................       18

Item 3. Defaults Upon Senior Securities................................................       18

Item 4. Submission of Matters to a Vote of Security Holders............................       18

Item 5. Other Information..............................................................       18

Item 6. Exhibits and Reports on Form 8-K...............................................       19

Signatures.............................................................................       20

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                 June 30, 2003      December 31, 2003
                                                                 -------------      -----------------
                                                                  (Unaudited)
ASSETS

Current assets
   Cash and cash equivalents                                     $ 3,469,681         $   796,074
   Certificates of deposit                                           428,364             425,930
   Net investment in direct financing leases, current                167,911             164,555
   Accounts receivable, net                                       11,164,650          15,179,194
   Inventories                                                    43,761,546          46,520,973
   Due from related parties                                        2,210,958           1,130,966
   Deferred income taxes                                           1,576,000           1,576,000
   Other current assets                                              934,875             506,435
                                                                 -----------         -----------
                   Total current assets                           63,713,985          66,300,127

Net investment in direct financing leases,
   net of current portion                                            153,366             233,937
Property and equipment, net                                        4,790,393           4,938,545
Goodwill                                                          13,589,000          13,589,000
Due from officer and stockholder                                   1,395,358           1,395,358
Notes receivable and other assets                                    310,661             790,374
                                                                 -----------         -----------

                   Total assets                                  $83,952,763         $87,247,341
                                                                 ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

   Notes payable - floor plan                                         $ 42,197,693          $ 46,224,707
   Accounts payable                                                      8,469,583             6,727,578
   Accrued expenses                                                      6,676,208             6,991,326
   Current maturities of long-term debt                                  1,941,231               675,452
   Due to related parties                                                  115,500                     -
   Customer deposits and other current liabilities                         433,718               978,981
                                                                      ------------          ------------

                   Total current liabilities                            59,833,933            61,598,044

Long-term debt, less current maturities                                  5,994,796             7,701,700
                                                                      ------------          ------------

                   Total liabilities                                    65,828,729            69,299,744

Contingencies
Stockholders' equity

   Preferred stock, $.01 par value- 2,000,000 shares
       authorized; 0 shares issued and
       outstanding in 2003 and 2002, respectively                                -                     -
   Common stock, $.01 par value- 50,000,000 shares
       authorized; 9,702,047 and 9,564,371 shares issued and
       outstanding in 2003 and 2002, respectively                           97,021                95,643
   Additional paid in capital                                           40,175,708            40,123,765
   Deficit                                                             (20,184,931)          (20,308,047)
   Treasury stock, at cost; 227,191 shares in 2003 and 2002             (1,963,764)           (1,963,764)
                                                                      ------------          ------------

                   Total stockholders' equity                           18,124,034            17,947,597
                                                                      ------------          ------------

                   Total liabilities and stockholders' equity         $ 83,952,763          $ 87,247,341
                                                                      ============          ============

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         For the Six Months Ended June 30,       For the Three Months Ended June 30,
                                                         ---------------------------------       -----------------------------------
                                                             2003                 2002                 2003                2002
                                                             ----                 ----                 ----                ----
Sales                                                    $190,018,727         $194,877,356         $ 98,872,736        $103,531,846
Cost of sales                                             157,818,776          160,626,633           81,967,667          85,453,217
                                                         ------------         ------------         ------------        ------------
        Gross profit                                       32,199,951           34,250,723           16,905,069          18,078,629

Operating expenses                                         31,739,435           31,900,372           16,146,911          16,891,946
Interest expense, net of interest income                      310,400              458,722              150,814             227,087
                                                         ------------         ------------         ------------        ------------

        Income before income tax                              150,116            1,891,629              607,344             959,596
Income tax expense                                             27,000              832,000                7,000             450,000
                                                         ------------         ------------         ------------        ------------

Net income                                               $    123,116         $  1,059,629         $    600,344        $    509,596
                                                         ============         ============         ============        ============

Net income per common share
     Basic                                               $       0.01         $       0.12         $       0.06        $       0.06
     Diluted                                             $       0.01         $       0.11         $       0.06        $       0.05
                                                         ============         ============         ============        ============

Average number of shares used in computation:
     Basic                                                  9,398,454            8,747,873            9,455,220           9,263,607
     Diluted                                                9,401,284            9,336,852            9,458,704           9,346,110
                                                         ============         ============         ============        ============

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)

                                                                        2003                2002
                                                                        ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                          $   123,116          $ 1,059,630
 Adjustments to reconcile net income
  to net cash provided by (used in) operating activities
   Depreciation                                                          179,793              220,875
   Stock issued for compensation and services                             53,321               40,376
   Additions to (reductions of) allowance for doubtful accounts          (38,138)             100,000
 (Increase) decrease in assets:
   Net investment in direct financing leases                              77,215             (106,538)
   Accounts receivable, net                                            4,052,682              995,331
   Inventories                                                         2,759,427           (7,291,274)
   Due from related parties                                             (964,492)          (3,725,787)
   Other assets                                                           51,273              716,245
 Increase or (decrease) in liabilities
   Accounts payable                                                    1,742,005           (1,318,859)
   Accrued expenses                                                     (315,118)           6,148,426
   Customer deposits and other liabilities                              (545,263)              28,589
   Notes payable - floor plan                                         (4,027,014)           1,957,165
                                                                     -----------          -----------

   NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES                    3,148,807           (1,175,821)
                                                                     -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                                      (31,641)             (45,080)
 Proceeds from certificate of deposit                                    425,930                    -
 Purchase of certificate of deposit                                     (428,364)                   -
                                                                     -----------          -----------

   NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                      (34,075)             (45,080)
                                                                     -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Payment of line of credit                                                     -             (125,000)
 Payment of long-term debt                                              (441,125)          (1,388,559)
 Payment of capital lease obligations                                          -             (111,643)
 Loans to officers                                                             -               (1,275)
                                                                     -----------          -----------

   NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES                     (441,125)          (1,626,477)
                                                                     -----------          -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   2,673,607           (2,847,378)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           796,074            4,294,826
                                                                     -----------          -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 3,469,681          $ 1,447,448
                                                                     ===========          ===========

Supplemental Disclosures of Cash Flows Information
   Cash paid during the period for:
     Interest                                                        $ 1,601,000          $ 1,186,000
     Income taxes                                                         20,000              257,000
   Non-cash financing and investing
     Reversal of capital lease obligation                                      -            3,000,000

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                                  June 30, 2003

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

Certain information and footnote disclosure normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited December 31, 2002 consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2002. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

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

For the six months ended June 30, 2003 and 2002, aggregate floor plan interest included in operating expenses was $1,204,753 and $884,238, respectively. For the three months ended June 30, 2003 and 2002, aggregate floor plan interest included in operating expenses was $629,755 and $392,185, respectively.

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                                  June 30, 2003
                                    Continued

         For the six-month and three-month periods ended June 30, 2003 and 2002, aggregate floor plan assistance received was, as follows:

                                              Six Months Ended June 30,          Three Months Ended June 30,
                                              -------------------------          ---------------------------
                                               2003             2002               2003             2002
                                               ----             ----               ----             ----
Total floor plan assistance received       $    725,549     $      645,704      $   341,084      $   370,308
                                           ============     ==============      ===========      ===========

Amount included in cost of sales           $    635,549     $      645,704      $   365,084      $   370,308
                                           ============     ==============      ===========      ===========

         For the six-month and three-month periods ended June 30, 2003 and 2002, aggregate advertising assistance received was, as follows:

                                              Six Months Ended June 30,         Three Months Ended June 30,
                                              -------------------------         ---------------------------
                                               2003             2002               2003             2002
                                               ----             ----               ----             ----
Total advertising assistance received      $    612,494     $      272,399      $   154,315      $   185,929
                                           ============     ==============      ===========      ===========

Amount included in cost of sales           $    536,494     $      272,399      $   214,315      $   185,929
                                           ============     ==============      ===========      ===========

3.       Inventories

     Inventories are comprised of the following:

                                                  June 30, 2003                 December 31, 2002
                                                  -------------                 -----------------
New automobiles                                  $     12,350,319               $      15,794,564
New trucks and vans                                    12,557,236                      11,733,652
Used automobiles and trucks                            17,707,598                      17,148,771
Parts and accessories                                   1,120,598                       1,832,196
Other                                                      25,795                          11,790
                                                 ----------------               -----------------
                                                 $     43,761,546               $      46,520,973
                                                 ================               =================

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                                  June 30, 2003
                                    Continued

4.       Related Party Transactions

Amounts due from related parties result from sales and purchases of vehicles to and from dealerships owned by Bruce Bendell, the Company's President, Chief Executive Officer, Acting Chief Financial Officer and Chairman, and his brother, Harold Bendell (the "Bendell Dealerships"), as well as previous advances made in the ordinary course of business. All of the sales and purchases to and from the Bendell Dealerships are made at wholesale cost plus related fees and have, therefore, resulted in no significant profit or loss to the Company. For the three and six-month periods ended June 30, 2003 and 2002, the related party sales and purchases were as follows:

                                     Six Months Ended June 30,           Three Months Ended June 30,
                                     -------------------------           ---------------------------
                                      2003              2002               2003              2002
                                      ----              ----               ----              ----
Related party sales               $  2,236,658     $    1,755,390      $  1,135,383       $ 1,755,390
                                  ============     ==============      ============       ===========

Related party purchases           $  9,655,185     $    8,881,582      $  3,883,903       $ 2,054,962
                                  ============     ==============      ============       ===========

Pursuant to a management agreement with a dealership owned by Harold Bendell, which, by its terms, expired, but has been orally extended until such time as the parties reach agreement on terms of an extension to the management agreement, the Company has accrued a management fee for services provided by that dealership. For the six months ended June 30, 2003 and 2002, such accrual amounted to $216,744 and $540,718, respectively. For the three months ended June 30, 2003 and 2002, such accrual amounted to $173,617 and $341,835, respectively.

In unrelated transactions, in order to obtain floor plan financing at favorable rates, each of Bruce Bendell and Harold Bendell has agreed to either guarantee certain floor plan debt of the Company or provide certain collateral in connection with the Company's floor plan or other borrowings. The Board of Directors has agreed to obtain independent valuations of such credit enhancement and collateral usage (collectively, "Credit Enhancement") and pay each of the Bendell's the fair value of his respective contributions. The Company has engaged an independent valuation firm and has received a preliminary valuation from such firm of $160,000 for the economic risk value of the Credit Enhancement.

Accordingly, the Company accrued such amount as a liability in the third quarter of 2002. When the final valuations have been completed, the Company's Board of Directors will review the results and evaluate the circumstances of the Credit Enhancement relative to the Company's enterprise value, and an adjustment, if necessary and warranted, will be made for any difference from the preliminary valuation.

5.       Settlement of Litigation

In April 2003, in connection with the settlement of a lawsuit entitled Zannett Lombardier Ltd., et al. v. The Major Automotive Companies, Inc., the Company issued 49,876 shares of its common stock representing the $40,000 that was required to be paid in shares pursuant to the related settlement agreement. In the first quarter of 2003, $70,000 was charged against earnings, including $40,000 in shares, in connection with this settlement. The balance of the settlement value, $100,000, was accrued during the year ended December 31, 2002. At June 30, 2003, the balance remaining to be paid was $66,000.

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

The first half of 2003 saw a decline in revenues and gross profits. Nevertheless, we generated a net profit of $123,000 this period, compared with a net profit of $1,060,000 in the comparable 2002 period. There are several factors that, we believe, contributed to this result. First, is the general decline in automotive sales throughout the country. We attribute this trend to both the general economy and consumer reluctance related to the war with Iraq. The second and more local factor was the severe and prolonged winter weather conditions and stormy spring that occurred in the New York metropolitan area during the first half of 2003. The result was fewer new vehicle sales which accounted for decreased revenues and a decrease in profit margins on our used vehicle sales.

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

Long-lived Assets. Our policies related to long-lived assets, such as goodwill and property and equipment, which constitute a significant component of our consolidated condensed balance sheets, require that we evaluate such assets for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If any impairment is found to exist, the related assets will be written down to fair value. Additionally, these policies affect the amount and timing of future amortization. In accordance with Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill and intangible assets deemed to have indefinite lives are no longer amortized but, instead are subject to impairment tests at least annually. We have applied the new rules on accounting for goodwill beginning in the first quarter of 2002. During 2002, we performed the required impairment tests of goodwill as of January 1, 2002 and December 31, 2002. We have concluded, based, in part, on the analysis performed and conclusions reached by an independent valuation appraiser we retained, that there is no impairment of goodwill as of either January 1, 2002 or December 31, 2002. We remain, however, subject to financial statement risk to the extent that intangible assets become impaired due to decreases in the fair market value of the related underlying business.

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

For the six months ended June 30, 2003 and 2002, aggregate floor plan interest included in operating expense was $1,204,000 and $884,000, respectively. For the three months ended June 30, 2003 and 2002, aggregate floor plan interest included in operating expense was $630,000 and $392,000 respectively. The increase in 2003 of interest expense relative to flat sales volume is primarily attributable to the substantially higher levels of vehicle inventory maintained during the current year as compared with 2002.

For the six months ended June 30, 2003 and 2002, aggregate floor plan assistance now included as a reduction of cost of sales was $636,000 and $646,000, respectively. For the three months ended June 30, 2003 and 2002, aggregate floor plan assistance now included as a reduction of cost of sales was $365,000 and $370,000, respectively.

Advertising assistance received from manufacturers for the six months ended June 30, 2003 and 2002, now included as a reduction of cost of sales, was $536,000 and $272,000, respectively. Advertising assistance received from manufacturers for the three months ended June 30, 2003 and 2002, now included as a reduction of cost of sales, was $214,000 and $186,000, respectively.

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

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2003 AND SIX MONTHS ENDED JUNE 30, 2002

Revenues. Revenues for the six-month period ended June 30, 2003 decreased to approximately $190.0 million, which is $4.9 million, or 2.5%, less than the prior comparable period's revenues of $194.9 million. Such decrease was solely attributable to the revenues of our automotive dealerships' operations. The primary reason for the decrease in revenues were decreased new vehicle unit sales and a decrease in parts and service revenue that were only partially offset by an increase in used vehicle units sold. New vehicle sales decreased by 361 units in the first half of 2003 to 2,503 units from 2,864 units in the first half of 2002, primarily, because of decreased fleet sales, while used vehicle sales substantially offset this decline by increasing 336 units to 7,824 units in the 2003 first half from 7,488 units, retail and wholesale, in the prior year's comparable six months. However, the average sales price of used vehicles declined by $112 per vehicle and parts and service revenue declined by approximately 19% from the prior year's comparable period. An average of approximately 1,304 used vehicles, company-wide, retail and wholesale, were sold during each of the months in the 2003 period, compared with an average of 1,248 units per month in the 2002 comparable period. Management believes that the current economic conditions, including the effects of the Iraq war, that have had a negative effect on the automobile industry, in general, have also adversely impacted our business. In addition, the severe winter conditions that ran into the spring have been a significant factor in the downturn from last year's six-month and three-month results.

Cost of sales. The cost of sales decrease of approximately $2.8 million, or 1.7%, to $157.8 million in the first half of 2003 from $160.6 million for the six months ended June 30, 2002, is solely attributable to our automotive dealerships' operations. This decrease is significantly attributable to the 361 unit decline in new vehicle sales.

Gross profit. Our automotive dealerships' operations generated all of the total gross profit of $32.2 million for the six months ended June 30, 2003, a decrease of approximately $2.1 million, or 6.1%, from gross profits of $34.3 million in the prior year's comparable period. The decrease in gross profit was primarily attributable to the lower number of new vehicles sold and the lower gross profit per used vehicle sold in the 2003 period compared with the first six months of 2002.

Operating expenses. In the six months ended June 30, 2003, operating expenses decreased approximately $200,000, or 0.6%, to approximately $31.7 million, from approximately $31.9 million in the prior year's comparable period. All of this decrease is attributable to our automotive dealerships' operations. This decrease is primarily attributable to the implementation of overhead reductions as partially offset by a $300,000 increase in interest related to our floor plan financing, which was $1.2 million in the 2003 six-month period compared with $900,000 in the comparable 2002 period. This increase in floor plan interest is associated with the higher inventory levels that we maintained in the 2003 period as compared with the first six months of 2002.

Interest expense, net. Net interest expense had a net decrease of approximately $148,000 in the first half of 2003 compared with the comparable prior period. The decline in interest is attributable to repayments of long-term debt.

Income tax expense. Income tax expense reflects only state and local taxes, since we do not expect any federal income tax expenses for 2003.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2003 AND THREE MONTHS ENDED JUNE 30, 2002

Revenues. Revenues for the three-month period ended June 30, 2003 decreased to approximately $98.9 million, which is $4.6 million, or 4.4%, less than the prior comparable period's revenues of $103.5 million. Such decrease was solely attributable to the revenues of our automotive dealerships' operations. The primary reason for the decrease in revenues was the decrease in new vehicles sold. New vehicle unit sales decreased by 173 units, or 12.3%, in the current quarter compared with the 2002 second quarter, while used vehicle sales were flat quarter to quarter. Revenue per new vehicle sold also decreased by $524 per vehicle in the 2003 second quarter as compared with the second quarter of 2002, while revenue per used vehicle sold decreased by approximately $44 in the 2003 period from the comparable quarter in the prior year. Management believes that the current economic conditions, including the effects of the Iraq war, that have had a negative effect on the automobile industry, in general, have also adversely impacted our business. In addition, the severe winter conditions that ran into the spring have been a significant factor in the downturn from last year's three-month results.

Cost of sales. The cost of sales decrease of approximately $3.5 million, or 4.1%, to $82.0 million in the second quarter of 2003 from $85.5 million for the three months ended June 30, 2002 is solely attributable to our automotive dealerships' operations. This decrease is significantly attributable to the 173 unit decline and lower average cost, an average decrease of $1,129 per vehicle, in new vehicle sales.

Gross profit. Our automotive dealerships' operations generated the total gross profit of $16.9 million for the three months ended June 30, 2003, a decrease of $1.2 million, or 6.6%, from gross profits of $18.1 million in the prior year's comparable quarter. The decrease in gross profit was primarily attributable to the decrease in volume of new vehicle sales as well lower dollar margins of new and used vehicles sold in the period.

Operating expenses. In the three months ended June 30, 2003, operating expenses decreased approximately $.8 million, or 4.7%, to approximately $16.1 million, from $16.9 million in the prior year's comparable quarter. This decrease is primarily attributable to the implementation of overhead reductions as partially offset by a $238,000 increase in interest related to our floor plan financing, which was $630,000 in the 2003 second quarter compared with $392,000 in the comparable 2002 period. This increase in floor plan interest is associated with the higher inventory levels that we maintained in the 2003 period as compared with the first six months of 2002.

Interest expense, net. Net interest expense had a net decrease of approximately $76,000 to $151,000 in the second quarter of 2003 from approximately $227,000 recorded in the comparable prior period. This decrease is attributable to repayments of long-term debt.

Income tax expense. Income tax expense reflects only state and local taxes, since we do not expect any federal income tax expenses for 2003.

ASSETS, LIQUIDITY AND CAPITAL RESOURCES - JUNE 30, 2003

At June 30, 2003, our total assets were $84.0 million, a decrease of approximately $3.2 million from total assets of $87.2 million at December 31, 2002. This aggregate decrease is primarily related to the decreases in our inventories of $2.8 million and accounts receivable of $4.0 million, as partially offset by increases in our cash and cash equivalents of $2.7 million and due from related parties of $1.1 million.

For the six months ended June 30, 2003, we had a net increase in cash and cash equivalents of $2,673,607. The primary reason for this increase was the net cash provided by our operating activities of $3,148,807.

The net cash provided by our operating activities of $3,148,807 was comprised of our net income of $123,116, plus net non-cash charges of $194,976 and a net decrease in assets of $5,976,105 (attributable, primarily, to the decreases in accounts receivable of $4,052,682 and inventories of $2,759,427 and an increase in due to related parties of $964,492), as partially offset by a net decrease in liabilities of $3,145,390 (primarily attributable to a decreases in floor plan notes payable of $4,027,014 and accrued expenses and customer deposits aggregating $860,381, as partially offset by an increase in accounts payable of $1,742,005). This is reflective of both our reduced level of inventory and the related floor plan liability in the first half of 2003 after its build up at year-end, as well as our collection of cash from prior fleet sales during the first half of 2003.

Additionally, our net cash use of $34,075 in our investing activities, is primarily attributable to purchases of property and equipment.

We used $441,125 in our financing activities for payments of long-term debt.

The foregoing activities, i.e., operating, investing and financing, resulted in a net cash increase of $2,673,607 for the six months ended June 30, 2003.

We require cash to fund our working capital needs and capital expenditures, as well as to meet existing commitments. These cash requirements include payments on long-term debt of $364,000 for the last six months of 2003, $1.9 million for 2004, $544,000 for 2005 and $5.1 million, thereafter, and lease payments of $691,000 for the last six months of 2003, $1.4 million for 2004, $1.3 million for 2005 and $3.3 million, thereafter. In addition, pursuant to an employment agreement with our President, Chief Executive Officer and Acting Chief Financial Officer, Bruce Bendell, we are obligated to pay him a minimum of $500,000 per year through June 30, 2004. All of these obligations are funded, principally, from cash flows from operations and borrowings under floor plan financings.

We believe that the cash generated from existing operations, together with cash on hand, available credit from our current lenders, including banks and floor plan lenders, will be sufficient to finance our debt and lease obligations, other commitments, current operations and internal growth for at least the next twenty-four months.

FORWARD-LOOKING STATEMENTS

         When used in the Quarterly Report on Form 10-Q, the words "may", "will", "should", "expect", "believe", "anticipate", "continue", "estimate", "project", "intend" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") regarding events, conditions and financial trends that may affect our future plans of operations, business strategy, results of operations and financial condition. We wish to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors including our ability to consummate, and the terms of, acquisitions, if any. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein and others set forth from time to time in our reports and registration statements filed with the Securities and Exchange Commission (the "Commission"). We disclaim any intent or obligation to update such forward-looking statements.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) required by the Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and Acting Chief Financial Officer has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our evaluation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During the quarter, there were no significant developments in our legal proceedings. For a detailed discussion of our legal proceedings, please refer to
Note 5 of the Notes to our Consolidated Condensed Financial Statements contained herein, and our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

ITEM 2.  CHANGES IN SECURITIES

The securities described below were sold by us during this quarter without being registered under the Securities Act. All such sales made in reliance on Section 4(2) and/or Rule 506 promulgated thereunder of the Securities Act were, to the best of our knowledge, made to investors that, either alone or together with a representative that assisted such investor in connection with the applicable investment, had such sufficient knowledge and experience in financial and business matters to be capable of evaluating the merits and risks connected with the applicable investment:

1. On April 30, 2003, we issued 4,500 shares of our common stock to David Edelstein, at a per share price of $0.74, as compensation for services as an outside member of our Board of Directors.

2. On April 30, 2003, we issued 4,500 shares of our common stock to Jeffrey Weiner, at a per share price of $0.74, as compensation for services as an outside member of our Board of Directors.

3. On April 30, 2003, we issued 4,500 shares of our common stock to Steven Nawi, at a per share price of $0.74, as compensation for services as an outside member of our Board of Directors.

4. On April 30, 2003, we issued 4,500 shares of our common stock to Steven Hornstock, at a per share price of $0.74, as compensation for services as an outside member of the Company's Board of Directors.

5. In April 2003, we issued 49,876 shares of our common stock in connection with the settlement of a lawsuit entitled Zannett Lombardier Ltd., et al. v. The Major Automotive Companies, Inc.

6. In March 2003, we issued 69,800 shares of our common stock in connection with the settlement of a lawsuit entitled Ronald K. Premo v. Fidelity Holdings, Inc.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

31.1 Chief Executive Officer's and Acting Chief Financial Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Chief Executive Officer's and Acting Chief Financial Officer's Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K.

None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE MAJOR AUTOMOTIVE COMPANIES, INC.

Date: August 14, 2003                     /s/ Bruce Bendell
                                          -----------------
                                          Bruce Bendell
                                          Chairman of the Board and Chief
                                          Executive Officer and Acting Chief
                                          Financial Officer