Form 10-Q
period 2003-09-30
MAJOR AUTOMOTIVE COMPANIES INC
filed 2003-11-14
CIK 1009779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2003 or

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

As of November 13, 2003, there were 9,474,856 shares of the registrant's common stock outstanding.

                                      INDEX

                                                                                                Page No.
                                                                                                --------
PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements.............................................................           3
Consolidated Balance Sheets..............................................................           3
Consolidated Statements of Operations....................................................           5
Consolidated Statements of Cash Flows....................................................           6
Notes to Consolidated Financial Statements...............................................           8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations...............................................................................          11
Item 3. Quantitative and Qualitative Disclosures About Market Risk.......................          17
Item 4. Controls and Procedures..........................................................          17
PART II.  OTHER INFORMATION
Item 1. Legal Proceedings................................................................          18
Item 2. Changes in Securities............................................................          18
Item 3. Defaults Upon Senior Securities..................................................          18
Item 4. Submission of Matters to a Vote of Security Holders..............................          18
Item 5. Other Information................................................................          18
Item 6. Exhibits and Reports on Form 8-K.................................................          18
Signatures...............................................................................          19

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                    September 30,
                                                                                        2003        December 31, 2002
                                                                                        ----        -----------------
                                                                                     (Unaudited)
ASSETS
Current assets
     Cash and cash equivalents                                                       $ 2,825,425       $   796,074
     Certificates of deposit                                                             428,364           425,930
     Net investment in direct financing leases, current                                  188,998           164,555
     Accounts receivable, net                                                         10,928,586        15,179,194
     Inventories                                                                      45,623,163        46,520,973
     Due from related parties                                                          2,613,298         1,130,966
     Deferred income taxes                                                             1,576,000         1,576,000
     Other current assets                                                                924,919           506,435
                                                                                     -----------       -----------
                 Total current assets                                                 65,108,753        66,300,127

Net investment in direct financing leases,
     net of current portion                                                              132,269           233,937
Property and equipment, net                                                            4,356,253         4,938,545
Goodwill                                                                              13,589,000        13,589,000
Due from officer and stockholder                                                       1,395,358         1,395,358
Notes receivable and other assets                                                        288,161           790,374
                                                                                     -----------       -----------

                 Total assets                                                        $84,869,794       $87,247,341
                                                                                     ===========       ===========

See accompanying notes to condensed consolidated financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Notes payable - floor plan                                                     $ 42,267,912      $ 46,224,707
 Accounts payable                                                                  8,706,638         6,727,578
 Accrued expenses                                                                  6,344,755         6,991,326
 Current maturities of long-term debt                                              1,980,850           675,452
 Customer deposits and other current liabilities                                     693,198           978,981
                                                                                ------------      ------------
                  Total current liabilities                                       59,993,353        61,598,044

Long-term debt, less current maturities                                            5,940,794         7,701,700
                                                                                ------------      ------------

                  Total liabilities                                               65,934,147        69,299,744

Contingencies
Stockholders' equity
 Preferred stock, $.01 par value- 2,000,000 shares
     authorized; 0 shares issued and
     outstanding in 2003 and 2002, respectively                                           --                --
 Common stock, $.01 par value- 50,000,000 shares authorized; 9,702,047 and
     9,564,371 shares issued and 9,474,856 and 9,337,180 shares outstanding
     in 2003 and 2002, respectively                                                   97,021            95,643
 Additional paid in capital                                                       40,175,708        40,123,765
 Deficit                                                                         (19,373,318)      (20,308,047)
 Treasury stock, at cost; 227,191 shares in 2003 and 2002                         (1,963,764)       (1,963,764)
                                                                                ------------      ------------

                   Total stockholders' equity                                     18,935,647        17,947,597
                                                                                ------------      ------------

                  Total liabilities and stockholders' equity                    $ 84,869,794      $ 87,247,341
                                                                                ============      ============

See accompanying notes to condensed consolidated financial statements.

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                For the Nine months Ended           For the Three Months Ended
                                                                      September 30,                          September 30,
                                                                      -------------                          -------------
                                                                 2003               2002               2003               2002
                                                                 ----               ----               ----               ----
Sales                                                        $ 293,976,023     $ 306,686,431      $ 103,957,296      $ 111,809,075
Cost of sales                                                  243,541,974       254,053,836         85,723,198         93,427,203
                                                             -------------     -------------      -------------      -------------
  Gross profit                                                  50,434,049        52,632,595         18,234,098         18,381,872

Operating expenses                                              48,818,281        48,704,697         17,078,846         16,804,325
Interest expense, net of interest income                           588,040           646,498            277,640            187,776
                                                             -------------     -------------      -------------      -------------

  Income before income taxes and
     loss from discontinued operations                           1,027,728         3,281,400            877,612          1,389,771

Income tax expense (benefit)                                        93,000           805,000             66,000            (27,000)
                                                             -------------     -------------      -------------      -------------
        Income from continuing operations                          934,728         2,476,400            811,612          1,416,771

Loss from discontinued operations
 (net of income tax benefits of $138,000)                               --           206,000                 --            206,000
                                                             -------------     -------------      -------------      -------------

Net income                                                   $     934,728     $   2,270,400      $     811,612      $   1,210,771
                                                             =============     =============      =============      =============

Income per common share -
   continuing operations
     Basic                                                   $        0.10     $        0.27      $        0.09             $0 .15
     Diluted                                                 $        0.10     $        0.26      $        0.09             $0 .15

Loss per common share -
   discontinued operations
     Basic                                                              --     $        0.02                 --      $        0.02
     Diluted                                                            --     $        0.02                 --      $        0.02

Net income per common share
     Basic                                                   $        0.10     $        0.25      $        0.09      $        0.13
     Diluted                                                 $        0.10     $        0.24      $        0.09      $        0.13
                                                             =============     =============      =============      =============
Average number of shares used in computation:
     Basic                                                       9,424,201         8,947,985          9,474,856          9,341,680
     Diluted                                                     9,427,048         9,339,341          9,477,741          9,344,175
                                                             =============     =============      =============      =============

See accompanying notes to condensed consolidated financial statements.

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)

                                                                                    2003            2002
                                                                                    ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                     $   934,728      $ 2,270,400
 Adjustments to reconcile net income
  to net cash provided by (used in) operating activities
   Amortization of intangible assets                                                     --           45,000
   Depreciation                                                                     278,246          308,626
   Amortization of stock-based compensation                                              --           80,750
   Stock issued for compensation and services                                        53,321          206,000
   Additions to (reductions of) allowance for doubtful accounts                     (18,058)         137,000
 (Increase) decrease in assets:
   Net investment in direct financing leases                                         77,225          (69,591)
   Accounts receivable, net                                                       4,268,666        1,877,465
   Inventories                                                                    1,342,233       (5,218,645)
   Due from related parties                                                      (1,482,332)      (1,589,289)
   Other assets                                                                      83,729        2,923,863
 Increase or (decrease) in liabilities
   Accounts payable                                                               1,979,060         (424,694)
   Accrued expenses                                                                (646,571)         535,371
   Customer deposits and other liabilities                                         (285,783)       1,210,165
   Notes payable - floor plan                                                    (3,956,795)         461,177
                                                                                -----------      -----------

   NET CASH PROVIDED IN OPERATING ACTIVITIES                                      2,627,669        2,753,598
                                                                                -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                                                (140,376)         (45,080)
 Proceeds from certificate of deposit                                               425,930               --
 Purchase of certificate of deposit                                                (428,364)              --
                                                                                -----------      -----------

   NET CASH USED IN INVESTING ACTIVITIES                                           (142,810)         (45,080)
                                                                                -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Payment of long-term debt                                                         (455,508)      (2,173,152)
 Payment of capital lease obligations                                                    --         (111,643)
 Loans to officers                                                                       --          175,879
                                                                                -----------      -----------

   NET CASH USED IN FINANCING ACTIVITIES                                           (455,508)      (2,108,916)
                                                                                -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         2,029,351          599,602

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      796,074        4,294,826
                                                                                -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $ 2,825,425      $ 4,894,428
                                                                                ===========      ===========

Supplemental Disclosures of Cash Flows Information
  Cash paid during the period for:
     Interest                                                                   $ 2,128,009      $ 1,576,172
     Income taxes
                                                                                     43,000                -

See accompanying notes to condensed consolidated financial statements.

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                               September 30, 2003

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from management's estimates and assumptions.

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

2.       Floor Plan Interest, Floor Plan Assistance and Advertising Assistance

Floor plan and advertising assistance received from manufacturers are recorded as offsets to the cost of the vehicle and recognized into income upon the sale of the vehicle or when earned under a specific manufacturer's program, whichever is later. Advertising assistance payments, which were previously accounted for as a reduction of floor plan interest expense, together with floor plan assistance payments, have been included as offsets to inventory and cost of sales, as appropriate. Floor plan interest expense is included as a component of operating expense in the accompanying consolidated condensed statement of operations.

For the nine months ended September 30, 2003 and 2002, aggregate floor plan interest included in operating expenses was approximately $1,539,000 and $1,515,000, respectively. For the three months ended September 30, 2003 and 2002, aggregate floor plan interest included in operating expenses was approximately $361,000 and $631,000, respectively.

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                               September 30, 2003
                                   (Continued)

For the nine-month and three-month periods ended September 30, 2003 and 2002, aggregate floor plan assistance received was, as follows:

                                           Nine Months Ended September 30,      Three Months Ended September 30,
                                           -------------------------------      --------------------------------
                                              2003               2002              2003                 2002
                                              ----               ----              ----                 ----
Total floor plan assistance received       $ 1,115,556      $    1,211,338      $   390,007          $   478,739
                                           ===========      ==============      ===========          ===========

Amount included in cost of sales           $ 1,044,556      $    1,211,338      $   409,007          $   478,739
                                           ===========      ==============      ===========          ===========

For the nine-month and three-month periods ended September 30, 2003 and 2002, aggregate advertising assistance received was, as follows:

                                            Nine Months Ended September 30,    Three Months Ended September 30,
                                            -------------------------------    --------------------------------
                                               2003              2002               2003                2002
                                               ----              ----               ----                ----
Total advertising assistance received      $   830,340      $      575,232      $   209,209          $   296,053
                                           ===========      ==============      ===========          ===========

Amount included in cost of sales           $   778,340      $      575,232      $   233,209          $   296,053
                                           ===========      ==============      ===========          ===========

3.       Inventories

         Inventories are comprised of the following:

                                           September 30, 2003   December 31, 2002
                                           ------------------   -----------------
New automobiles                              $   14,388,651       $ 15,794,564
New trucks and vans                              11,132,312         11,733,652
Used automobiles and trucks                      18,920,273         17,148,771
Parts and accessories                             1,113,160          1,832,196
Other                                                68,767             11,790
                                             --------------       ------------
                                             $   45,623,163       $ 46,520,973
                                             ==============       ============

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                               September 30, 2003
                                   (Continued)

4.       Related Party Transactions

Amounts due from related parties result from sales and purchases of vehicles to and from dealerships owned by Bruce Bendell, the Company's President, Chief Executive Officer, Acting Chief Financial Officer and Chairman, and his brother, Harold Bendell (the "Bendell Dealerships"), rent adjustment of approximately $600,000 in connection with a dealership located on property owned by the Bendells and previous advances made in the ordinary course of business. All of the sales and purchases to and from the Bendell Dealerships are made at wholesale cost plus related fees and have, therefore, resulted in no significant profit or loss to the Company. For the three and nine-month periods ended September 30, 2003 and 2002, the related party sales and purchases were as follows:

                            Nine Months Ended September 30,     Three Months Ended September 30,
                            -------------------------------     --------------------------------
                                2003              2002               2003                2002
                                ----              ----               ----                ----
Related party sales         $  3,916,597      $   3,140,484     $      1,679,939     $ 1,385,094
                            ============      =============     ================     ===========

Related party purchases     $ 11,825,096      $  11,132,584     $      2,169,911     $ 2,251,002
                            ============      =============     ================     ===========

Pursuant to a management agreement with a dealership owned by Harold Bendell, which, by its terms, expired, but has been orally extended until such time as the parties reach agreement on terms of an extension to the management agreement, the Company has accrued a management fee for services provided by that dealership. For the nine months ended September 30, 2003 and 2002, such accrual amounted to $422,050 and $856,000 respectively. For the three months ended September 30, 2003 and 2002, such accrual amounted to $205,306 and $315,282, respectively.

In unrelated transactions, in order to obtain floor plan financing at favorable rates, each of Bruce Bendell and Harold Bendell has agreed to either guarantee certain floor plan debt of the Company or provide certain collateral in connection with the Company's floor plan or other borrowings. The Company's Board of Directors has agreed to obtain independent valuations of such credit enhancement and collateral usage (collectively, the "Credit Enhancement") and pay each of the Bendell's the fair value of his respective contributions. The Company engaged an independent valuation firm and received a preliminary valuation from such firm of $160,000 for the economic risk value of the Credit Enhancement.

Accordingly, the Company accrued such amount as a liability in the third quarter of 2002. In the third quarter of 2003, the Company's Board of Directors received additional indications that the value of the Credit Enhancement may approximate $450,000. As such, the Company accrued an additional $290,000 in the third quarter of 2003. When the Company's Board of Directors is satisfied that it has all of the information necessary for its analysis, it will review such data and evaluate the circumstances of the Credit Enhancement relative to the Company's enterprise value. Adjustment, if necessary and warranted, will be made for any difference from the aggregate $450,000 that has been accrued.

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

The Company

On May 14, 1998, The Major Automotive Companies, Inc., then a holding company involved in the acquisition and development of synergistic technological and telecommunications businesses and the regional consolidation of the retail automotive industry, acquired, from a related party, the Major Automotive Group of dealerships ("Major Auto") and related real property and leases. Until November 3, 2000, when our Board of Directors determined to sell our non-automotive operations, including our Technology division, we operated in two divisions: Automotive and Technology. Since that time, our continuing operations are represented by our automotive dealerships' activities, including our Major Auto subsidiary and other dealerships, as well as our automotive leasing subsidiary, Major Fleet and Leasing, Inc. ("Major Fleet").

The first nine months of 2003 saw a decline in revenues and gross profits. Nevertheless, we generated a net profit of $934,728 this period, compared with a net profit of $2,270,400 in the comparable 2002 period. This was an increase of $811,612 from the first half of 2003. There are several factors that, we believe, contributed to this result. First, there was a general decline in automotive sales throughout the country. We attribute this trend to both the general economy and consumer reluctance related to the war with Iraq. The second and more local factor was the severe and prolonged winter weather conditions and stormy spring that occurred in the New York metropolitan area during the first half of 2003. This resulted in fewer new vehicle sales during the first half of the year, which accounted for decreased revenues and profitability. However, the third quarter of 2003 showed a trend towards more normal seasonal profit levels with our gross profit for the quarter down approximately $150,000, only 1.1% less than the prior year's comparable quarter.

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

Long-lived Assets. Our policies related to long-lived assets, such as goodwill and property and equipment, which constitute a significant component of our consolidated condensed balance sheets, require that we evaluate such assets for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If any impairment is found to exist, the related assets will be written down to fair value. Additionally, these policies affect the amount and timing of future amortization. In accordance with Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill and intangible assets deemed to have indefinite lives are no longer amortized but, instead, are subject to impairment tests at least annually. We have applied the new rules on accounting for goodwill beginning in the first quarter of 2002. During 2002, we performed the required impairment tests of goodwill as of January 1, 2002 and December 31, 2002. We have concluded, based, in part, on the analysis performed and conclusions reached by an independent valuation appraiser we retained, that there is no impairment of goodwill as of either January 1, 2002 or December 31, 2002. We remain, however, subject to financial statement risk to the extent that intangible assets become impaired due to decreases in the fair market value of the related underlying business.

Reclassifications. In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications have been made to our prior year financial statements.

Floor plan and advertising assistance received from manufacturers are now recorded as reductions of inventory or offsets to the cost of the vehicle, as appropriate, and recognized as income upon the sale of the vehicle or when earned under a specific manufacturer's program, whichever is later. Floor plan assistance payments, which were previously accounted for as a reduction of floor plan interest expense, have been included as offsets to cost of sales and inventory, as appropriate. Floor plan interest expense, which was previously classified as interest expense below operating income, is now presented as a component of operating expense in the accompanying consolidated condensed statement of operations to provide more meaningful information regarding our margin performance.

For the nine months ended September 30, 2003 and 2002, aggregate floor plan interest included in operating expense was $1,539,000 and $1,515,000, respectively. For the three months ended September 30, 2003 and 2002, aggregate floor plan interest included in operating expense was $361,000 and $631,000, respectively. The relatively small increase in floor plan interest expense incurred in the nine months ended September 30, 2003 compared with the same period in 2002 reflects a relatively flat level of sales during the periods. The decrease of floor plan interest for the three months ended September 30, 2003 compared with the same 2002 period is reflective of the higher levels of inventory that were maintained in the 2002 period.

For the nine months ended September 30, 2003 and 2002, aggregate floor plan assistance now included as a reduction of cost of sales was $1,045,000 and $1,211,000, respectively. For the three months ended September 30, 2003 and 2002, aggregate floor plan assistance now included as a reduction of cost of sales was $409,000 and $478,000, respectively.

Advertising assistance received from manufacturers for the nine months ended September 30, 2003 and 2002, now included as a reduction of cost of sales, was $778,000 and $575,000, respectively. Advertising assistance received from manufacturers for the three months ended September 30, 2003 and 2002, now included as a reduction of cost of sales, was $233,000 and $296,000, respectively.

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

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2003 AND NINE MONTHS ENDED SEPTEMBER 30, 2002

Revenues. Revenues for the nine-month period ended September 30, 2003 had a net decrease to approximately $293.9 million, which is $12.7 million, or 4.1%, less than the prior comparable period's revenues of $306.6 million. The primary reasons for the net decrease in revenues was the decrease in the number of vehicles sold and the decrease in average selling prices of used vehicles. New vehicles sold declined by 461 units in the first three quarters of 2003 to 3,929 units from 4,390 units in the first three quarters of 2002, while used vehicle sales increased 543 units to 12,677 units in the 2003 first three quarters from 12,134 units, retail and wholesale, in the prior year's comparable nine months. Although selling prices of new vehicles increased almost $2,000 per vehicle, it wasn't enough to offset the decline in units sold. Similarly, although we sold more used vehicles in the current year's nine-month period than we did in the prior comparable period, such volume was not sufficient to offset the decline in the average selling price of used vehicles. We believe that, due, in large part, to the significant factory incentives offered to purchasers of new vehicles, a large number of potential high line used vehicle purchasers were able to buy new vehicles. As a result, the used vehicle sales mix changed toward those vehicles at the lower end of the sales price range.

Cost of sales. The cost of sales decrease of $10.6 million, or 4.2%, to $243.5 million in the first three quarters of 2003 from $254.1 million for the nine months ended September 30, 2002, is approximately the same as the decreased sales revenue percentage and reflects an increase of $725 in the average cost of new vehicles sold and a decrease of $593 in the average unit cost of used vehicles sold.

Gross profit. Our automotive operations generated total gross profit of $50.4 million for the nine months ended September 30, 2003, a decrease of approximately $2.2 million, or 4.2%, from gross profits of $52.6 million in the prior year's comparable period. The decrease in gross profit was almost totally attributable to the average sales price decrease on used vehicles sold in the current period. Specifically, our Long Island City dealership's used vehicle sales generated almost the entire decrease in gross profit. Gross profit as a percentage of revenues remained relative steady at 17.1% and 17.2% in the nine months ended September 30, 2003 and 2002, respectively.

Operating expenses. In the nine months ended September 30, 2003, operating expenses increased approximately $100,000, or 0.2%, to approximately $48.8 million, from $48.7 million in the prior year's comparable period. All of this increase is attributable to our accrual of $290,000 of additional expense in connection with a floor plan credit enhancement arrangement, as partially offset by a decline in other expenses related to our automotive dealerships' operations. Interest expense, relating primarily to our floor plan and included in operating costs, remained flat at approximately $1.5 million in each of the periods. This is reflective, primarily, of the lower interest rates in effect during the current period as substantially offset by increased inventory levels.

Interest expense. Interest expense relates to short-term and long-term borrowings and there was no significant change in the underlying borrowings' amounts or rates.

Income tax expense (benefit). Income tax expense reflects only minimum federal tax and state and local taxes, since we do not expect any federal income tax expense for 2003.

Discontinued operations. We had a loss from discontinued operations of $206,000 (net of $138,000 of income tax benefits) in the first three quarters of 2002, compared with no loss from discontinued operations in the comparable current period. The loss in 2002 represents the cost of litigation settlements and reduced realization of notes receivable relating to the discontinued operations in excess of amounts we had previously provided.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2003 AND THREE MONTHS ENDED SEPTEMBER 30, 2002

Revenues. Revenues for the three-month period ended September 30, 2003 decreased to approximately $104.0 million, which is $7.8 million, or 7.0%, less than the prior comparable period's revenues of $111.8 million. This decrease is substantially attributable to sharp decline in used vehicle average sales prices from $14,611 in the third quarter of 2002 to $12,861 in the current period. We believe that this decrease is reflective of the sales mix where a larger volume of lower priced vehicles is being sold

Cost of sales. The cost of sales decrease of $7.7 million, or 8.2%, to $85.7 million in the third quarter of 2003 from $93.4 million for the three months ended September 30, 2002 is solely attributable to our automotive dealerships' operations. This decrease is consistent with the decrease in sales.

Gross profit. Our automotive dealerships' operations generated the total gross profit of $18.2 million for the three months ended September 30, 2003, a decrease of $150,000, or 1.1%, from gross profits of $18.3 million in the prior year's comparable quarter. The relatively flat gross profits, in a period experiencing a sales decline is reflective of our ability to acquire reasonably priced cars and in anticipation of market demand changes. As such, gross profit as a percentage of revenues increased to 17.5% in the three months ended September 30, 2003 from 16.5% in the prior comparable quarter.

Operating expenses. In the three months ended September 30, 2003, operating expenses decreased approximately $300,000, or 1.8%, to approximately $17.1 million, from $16.8 million in the prior year's comparable quarter. This decrease is primarily reflective of reduced floor plan interest expense and our successful efforts to decrease excessive spending while maintaining our initiatives and the costs associated with increased sales efforts, principally, advertising and compensation as partially offset by our accrual in the current quarter of $290,000 of additional expense in connection with a floor plan credit enhancement arrangement. The interest expense, relating primarily to our floor plan decreased by $270,000 from $631,000 in the third quarter of 2002 to $361,000 in the current comparable quarter. This decrease is significantly attributable to the lower interest rates as partially offset by increased inventory levels during the current period.

Interest expense. Interest expense relates to short-term and long-term borrowings and there was no significant change in the underlying borrowings' amounts or rates.

Income tax expense. Income tax expense reflects only minimum federal tax and state and local taxes, since we do not expect any federal income tax expense for 2003.

Discontinued operations. We had a loss from discontinued operations of $206,000 (net of $138,000 of income tax benefits) in the third quarter of 2002, compared with no loss from discontinued operations in the comparable current period. The loss represents the cost of litigation settlements and reduced realization of notes receivable relating to the discontinued operations in excess of amounts we had previously provided for the estimated additional costs associated with those operations.

ASSETS, LIQUIDITY AND CAPITAL RESOURCES - SEPTEMBER 30, 2003

At September 30, 2003, our total assets were $84.9 million, a decrease of approximately $2.3 million from total assets of $87.2 million at December 31, 2002. This aggregate decrease is primarily related to the decreases in our inventories of $1.3 million and accounts receivable of $4.3 million, as partially offset by increases in our cash and cash equivalents of $2.0 million and due from related parties of $1.5 million.

For the nine months ended September 30, 2003, we had a net increase in cash and cash equivalents of $2,029,351. The primary reason for this increase was the net cash provided by our operating activities of $2,627,699.

The net cash provided by our operating activities of $2,627,699 was comprised of our net income of $934,728, plus net non-cash charges of $313,509, aggregating $1,248,237 and a net decrease in assets of $3,845,098 (attributable, primarily, to the decreases in accounts receivable of $4,250,608 and inventories of $1,342,233 and an increase in due from related parties of $1,482,332), as partially offset by a net decrease in liabilities of $2,910,089 (primarily attributable to a decreases in floor plan notes payable of $3,956,795, accrued expenses of $646,571 and customer deposits and other liabilities aggregating $285,783, as partially offset by an increase in accounts payable of $1,979,060). This is reflective of both our reduced level of inventory and the related floor plan liability in the first nine months of 2003 after its build up at year-end, as well as our collection of cash in 2003 from prior fleet sales.

Additionally, our net cash use of $142,810 from our investing activities, is primarily attributable to purchases of property and equipment.

We used $455,508 in our financing activities for payments of long-term debt.

The foregoing activities, i.e., operating, investing and financing, resulted in a net cash increase of $2,029,351 for the nine months ended September 30, 2003.

We require cash to fund our working capital needs and capital expenditures, as well as to meet existing commitments. These cash requirements include payments on long-term debt of $364,000 for the last three months of 2003, $1.9 million for 2004, $544,000 for 2005 and $5.1 million, thereafter, and lease payments of $345,000 for the last three months of 2003, $1.4 million for 2004, $1.3 million for 2005 and $3.3 million, thereafter. In addition, pursuant to an employment agreement with our President, Chief Executive Officer and Acting Chief Financial Officer, Bruce Bendell, we are obligated to pay him a minimum of $500,000 per year through September 30, 2004. All of these obligations are funded, principally, from cash flows from operations and borrowings under floor plan financings.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) required by the Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and Acting Chief Financial Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our evaluation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During the quarter, there were no significant developments in our legal proceedings. For a detailed discussion of our legal proceedings, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits.

31.1 Certification of the Chief Executive Officer and Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer and Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K.

On July 28, 2003, we filed a Report on Form 8-K reporting that we had entered into an employment agreement with Bruce Bendell, our President, Chief Executive Officer and Acting Chief Financial Officer effective January 1, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

Date: November 14, 2003               /s/ Bruce Bendell
                                      ------------------------------------------
                                      Bruce Bendell
                                      Chairman of the Board and Chief Executive
                                      Officer and Acting Chief Financial Officer