Form 10-K
period 2003-12-31
MAJOR AUTOMOTIVE COMPANIES INC
filed 2004-04-14
CIK 1009779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
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

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2003 was approximately $4,701,453.

As of April 13, 2004, there were 9,474,856 shares of the registrant's common stock outstanding.

                               INDEX TO FORM 10-K

                                                                                                 PAGE
                                                                                                 ----
PART I
Item 1.           Business                                                                         3
Item 2.           Properties                                                                      26
Item 3.           Legal Proceedings                                                               28
Item 4.           Submission of Matters to a Vote of Security Holders                             31

PART II
Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters           32
Item 6.           Selected Financial Data                                                         34
Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                       35
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk                      44
Item 8.           Financial Statements and Supplementary Data                                     44
Item 9.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                                        44
Item 9a.          Controls and Procedures                                                         44

PART III
Item 10.          Directors and Executive Officers of the Registrant                              44
Item 11.          Executive Compensation                                                          47
Item 12.          Security Ownership of Certain Beneficial Owners and Management                  51
Item 13.          Certain Relationships and Related Transactions                                  54
Item 14.          Principal Accountant Fees and Services                                          55

PART IV
Item 15.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K                55

                  Signatures                                                                      67

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

Automotive Operations

We sell new and used vehicles through the Major Dealer Group (the "Major Dealer Group"), a leading consolidator of automobile dealerships in the New York metropolitan area, which, in 2003, operated through nine (9) retail automobile franchises. Our leasing operations consist of providing leases and other financing.

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

Year 2003 Summary

The year 2003 reflected a number of significant events that negatively affected our business and results of operation. First, we experienced a full year of the effects of the closing in 2002 of certain of our non-performing or under-performing dealerships. In addition, we were negatively impacted in the first half of the year by the combined effects on reduced consumer spending due to an unusually severe winter in the New York metropolitan area and the anticipation and aftermath of the war in Iraq. These factors resulted in operations that generated revenues of approximately $380 million, which was almost $18 million less than 2002 revenues, and gross profit of approximately $61 million, which was approximately $3 million less than the prior year. Our net loss for the year ended December 31, 2003 was approximately $1.1 million, compared with a net loss of approximately $291,000 for the year ended December 31, 2002.

AUTOMOTIVE OPERATIONS

Major Auto Acquisition

On April 21, 1997, we and our wholly-owned subsidiary, Major Acquisition Corp., entered into a merger agreement with Major Automotive Group, Inc. ("Major Auto") and its sole stockholder, Bruce Bendell, our President, Chief Executive Officer, Acting Chief Financial Officer, Chairman and beneficial owner of approximately 43.0% of our outstanding common stock. Pursuant to the merger agreement, Bruce Bendell contributed to Major Auto all of his shares of common stock of Major Chevrolet, Inc., Major Subaru, Inc., Major Dodge, Inc. and Major Chrysler, Plymouth, Jeep Eagle, Inc. Major Acquisition Corp. then acquired from Bruce Bendell all of the issued and outstanding shares of common stock of Major Auto in exchange for shares of a new class of our preferred stock. Major Acquisition Corp. purchased the remaining 50% of the issued and outstanding shares of common stock of Major Dodge, Inc. and Major Chrysler, Plymouth, Jeep Eagle, Inc. from Harold Bendell, Bruce Bendell's brother, for $4 million in cash pursuant to a stock purchase agreement. In addition, Major Acquisition Corp. acquired certain real estate components from Bruce Bendell and Harold Bendell (together, "the Bendells") for $3 million. The foregoing acquisitions are collectively referred to herein as the "Major Auto Acquisition."

To finance the cash portion of the Major Auto Acquisition, which aggregated $7 million ($4 million for Harold Bendell and $3 million to purchase the real estate component), Major Acquisition Corp. borrowed $7.5 million from Falcon Financial, LLC ("Falcon") for a 15 year term at an interest rate of 10.18% pursuant to a loan and security agreement dated May 14, 1998 (the "Loan and Security Agreement"). Prepayment may be made, in full only, along with the payment of a premium. Pursuant to the Loan and Security Agreement, the collateral securing the transaction includes the acquired real estate and, subject to the interests of any current or prospective "floor plan or cap loan lender," the assets of Major Acquisition Corp. Moreover, Major Acquisition Corp. is required to comply with certain financial covenants related to its net worth and cash flow. In addition, we provided an unconditional guarantee of the Falcon loan pursuant to a guarantee agreement dated May 14, 1998.

General

The Major Dealer Group is one of the largest volume automobile retailers in New York City. In 2003, Major Auto owned and operated the following six (6) franchised automobile dealerships in the New York metropolitan area: (i) Chevrolet; (ii) Chrysler; (iii) Dodge; (iv) Jeep; (v) Subaru; and (vi) Kia. In addition, the Major Dealer Group owns three (3) other franchised dealerships in the New York metropolitan area: (i) Dodge; (ii) Nissan; and (iii) Suzuki. Major Auto also distributes General Motors' vehicles to Eastern European countries. Through its dealerships, the Major Dealer Group sells new and used automobiles, provides related financing, sells replacement parts and provides vehicle repair service and maintenance. See "Sale and Termination of Franchise Agreements."

Our President, Chief Executive Officer, Acting Chief Financial Officer and Chairman, Bruce Bendell, has more than 31 years experience in the automobile industry. Mr. Bendell began selling and leasing used vehicles in 1972 and has owned and managed franchised automobile dealerships since he acquired Major Auto's Chevrolet dealership in 1985. Under Mr. Bendell's leadership, the Major Dealer Group has expanded from a single-franchise dealership having approximately $10 million in revenues and 25 employees in 1985 to a nine (9) franchise dealership group having more than $380 million in revenues and more than 400 employees in 2003.

Industry Background

According to industry data from the National Automobile Dealers Association ("NADA Data"), on average in 2003, new vehicle sales constituted 59.9% of a franchised dealership's total sales. Unit sales of new vehicles decreased 1.2% in 2003 to a total of 16.6 million units sold. At an average retail-selling price of $27,565 per vehicle, new vehicle sales totaled approximately $457.6 billion in 2003. From 1999 to 2003, sales revenue from the sale of new vehicles increased approximately 10.8%. The average dealership's gross profit as a percentage of selling price for new vehicles was 5.4% in 2003.

According to NADA Data, on average in 2003, used vehicle sales constituted 28.3% of a franchised dealership's total sales. In 2003, franchised new vehicle dealers sold approximately 11.6 million retail used vehicles. At an average selling price of $13,473 per vehicle, used vehicle sales totaled approximately $155.8 billion in 2003. From 1999 to 2003, sales revenue from the retail sale of used vehicles increased approximately 6.1%. The average dealership's gross profit as a percentage of selling price for used vehicles was 11.5% in 2003.

The following table sets forth information regarding vehicle sales by franchised new vehicle dealerships for the periods indicated:

UNITED STATES FRANCHISED DEALERS' VEHICLES SALES

                                          1999        2000       2001        2002        2003
                                                (Units in millions; dollars in billions)
New vehicle unit sales                     16.9        17.4        17.1       16.8        16.6
New vehicle sales revenue (1)           $ 413.1     $ 433.7     $ 441.1    $ 439.5     $ 457.6
Used vehicle unit sales                    11.1        12.6        12.9       11.6        11.6
Used vehicle sales revenue (1)          $ 146.9     $ 172.0     $ 179.8    $ 160.6     $ 155.8

(1) Sales revenue figures were generated by multiplying the total unit sales by the average retail-selling price of the vehicle for the given year. Source: NADA Data, 2003.

In addition to revenues from the sale of new and used vehicles, automotive dealerships derive revenues from repair and warranty work, sale of replacement parts, financing and credit insurance and the sale of extended warranty coverage. According to NADA Data, revenues resulting from service and parts sales increased approximately 3.1% in 2003 for franchised dealerships. In 2003, revenue from parts and services constitutes, on average, approximately 11.8% of a franchised dealership's total sales.

Automotive dealerships' profits vary widely and depend in part upon the effective management of inventory, marketing, quality control and responsiveness to customers. According to NADA Data, in 2003, total franchised dealership gross profits were, on average, $4.3 million, with an average net profit before taxes of $564,000.

Over the past several years, to reduce the costs of owning a new vehicle, automobile manufacturers have offered favorable short-term lease terms. This attracted consumers to short-term leases and resulted in consumers returning to the new vehicle market sooner than if they had purchased a new vehicle with longer-term financing. In addition, the previous expansion of the short-term lease market provided new car dealerships with a continuing source of off-lease vehicles and also enabled dealerships' parts and service departments to provide repair service under factory warranty for the lease term. In more recent years, however, this trend has diminished and continues to do so in part due to other favorable alternatives being offered by automobile manufacturers such as zero percent financing and rebates.

The automotive dealership industry has been consolidating in recent years. Until the 1960s, automotive dealerships were typically owned and operated by a single individual who controlled a single franchise. However, because of competitive and economic pressures in the 1970s and 1980s, particularly the oil embargo of 1973 and the subsequent loss of market share experienced by United States automobile manufacturers to imported vehicles, many automotive dealerships were forced to close or to sell to better-capitalized dealer groups. Continued competitive and economic pressure faced by automotive dealers and an easing of restrictions imposed by automobile manufacturers on multiple-dealer ownership have led to further consolidation. According to NADA Data, the number of franchised dealerships has declined from 36,336 in 1960 to 21,650 at the end of 2003.

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

Operating Strategy

Our operating strategy is to continually increase customer satisfaction and loyalty and to increase operating efficiencies. Key elements of this operating strategy are as follows:

Focus on Used Vehicle Sales. A key element of our operating strategy is to focus on the sale of used vehicles. According to NADA data, in 2003, approximately
11.6 million used cars were sold retail by dealers, which is approximately the same number of such sales in 2002. Sales of used vehicles are generally more profitable than sales of new vehicles. For the industry as a whole, average gross profit on used vehicles sales was 11.5%, compared with new vehicle average gross profits of 5.4%. In 2003, our dealerships' average gross profit on used vehicles was approximately 17.4% and on new vehicles was approximately 10.3%.

We believe that the New York metropolitan area is one of the largest markets for used vehicle sales in the United States and that we sell more used vehicles in the New York metropolitan area than any other automobile dealership or dealership group. We strive to attract customers and enhance buyer satisfaction by offering multiple financing and leasing options and competitive warranty products on every used vehicle we sell. We believe that a well-managed used vehicle operation affords us an opportunity to: (i) generate additional customer traffic from a wide variety of prospective buyers; (ii) increase new and used vehicle sales by aggressively pursuing customer trade-ins; (iii) generate incremental revenues from customers financially unable or unwilling to purchase a new vehicle; and (iv) increase ancillary product sales to improve overall profitability. To maintain a broad selection of high-quality used vehicles and to meet local demand preferences, we acquire used vehicles from trade-ins and a variety of sources nationwide, including direct purchases from individuals and fleets, and manufacturers' and independent auctions. We believe that the price at which we acquire used vehicles, our success in providing non-recourse financing to prospective buyers who may otherwise find it difficult to obtain financing and selling high priced quality used cars are the most significant factors contributing to the profitability of our used vehicle operations. We believe that, because of the large volume of used vehicles that we sell each month and our experienced management team, we are able to identify quality used vehicles, assess their value, purchase them for a favorable price and sell them profitably to a diverse customer base.

Major World Branding. We have established and continue to focus on maintaining the strength of our Major World brand and www.majorworld.com Internet brand for our current used car operations and those of the Major Dealer Group's participating regional dealerships. With centralized buying and advertising as its focus, Major World is a catalyst in used car sales through our dealerships in the New York metropolitan area.

Provide a Broad Range of Products and Services. We offer a broad range of products and services, including an extensive selection of new and used cars and light trucks, vehicle financing, replacement parts and service. In 2003, at our various locations, we offered eight (8) makes of new vehicles- Chevrolet, Chrysler, Dodge, Jeep, Subaru, Kia, Nissan and Suzuki. In addition, we sold a variety of used vehicles at a wide range of prices. We believe that offering numerous makes and models of vehicles, both new and used, appeals to a broad cross section of customers, minimizes dependence on any one automobile manufacturer and helps reduce our exposure to supply problems and product cycles.

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

Internet Sales and Other Innovations. We believe that we have achieved a competitive advantage through the use of technology. We have increased revenue to a present level of more than $1 million each month from our Internet website, www.majorworld.com, and other websites such as www.autotrader.com, www.nytimes.com, www.newsday.com and www.yahoo.com. Additionally, we presently enable our customers to obtain credit approvals over the telephone via a customized telephone interactive voice response system, that operates 24 hours per day, seven days per week, in multiple languages and permits customers to obtain answers to the most frequently asked questions, obtain price quotes, place orders, schedule and confirm service appointments, obtain directions to the dealership and request faxes of product and price information. We continue to seek to take advantage of new innovations that will enable us to provide better customer service and enhance customer satisfaction.

Target Sales to Ethnic Groups. Because the New York metropolitan area, our primary market, is ethnically diverse, we target our selling efforts to a broad range of ethnic groups. We employ a multi-lingual sales force, advertise in ethnic media and intend to further expand our electronic-related media to accommodate multiple languages.

Growth Strategy

Historically, our strategy for growth was focused on expanding our dealership group by making acquisitions of non-performing or underperforming dealerships in the New York metropolitan area. When this strategy was formulated, our common stock price was relatively attractive and thus, a key component of the purchase price was the use of our common stock. Since the price of our stock has significantly declined from its levels at the time our acquisition strategy was conceived, the use of payment in the form of our common stock as consideration in acquiring automotive dealerships would be extremely dilutive to our shareholders. Additionally, we believe that the current prices being sought for dealerships at this time makes their acquisition unattractive. Consequently, we have postponed our plans for growth through acquisition. Instead, our focus is on maximizing revenues and profitability in our existing dealerships. However, while we are not presently seeking dealerships to acquire, if a particularly attractive opportunity should present itself, we would evaluate an acquisition.

We seek to grow our volume and hope to achieve profitability by focusing on our core dealership group and expanding and enhancing those operations. Part of this focus will be to continue to build on our new and used vehicle sales. In particular, we believe that we can enhance used vehicle sales by capitalizing on our Major World brand and by continuing and expanding our successful sales efforts. In addition to thorough training of our sales and service staff and attentive customer service at the dealership level, we expect to expand our advertising in all media outlets. In addition, we continuously look to find attractive and viable financing products for our customers. We will look to improve upon our used car vehicle choices for our customers and maintain and augment our already wide range of late model used vehicles, which go from entry level to luxury and include custom vans and specialty vehicles.

To attain profitability, we will continue to utilize our expertise, buying power and facilities to take advantage of opportunities to obtain substantial numbers of quality used vehicles at attractive prices from public auctions and off-lease programs. During 2002, we changed our significant floor plan financing sources to others with lower interest rates and we have realized and expect to continue to realize savings from that change. Additionally, we will continue to use our substantial buying power to lower costs for equipment, supplies and outside vendor services.

Dealership Operations

In 2003, we owned and operated six (6) automobile franchises at four (4) locations in Long Island City, New York, two (2) franchises in two (2) locations in Hempstead, New York and one (1) franchise in one (1) location in Orange, New Jersey. We offered the following eight (8) makes of new vehicles: Chevrolet, Chrysler, Dodge, Jeep, Subaru, Kia, Nissan and Suzuki. Each of our locations is run by a separate manager who is responsible for overseeing all aspects of the business conducted at that location. Each of the parts and service locations has two (2) managers, one for parts and one for service. Each manager meets with our senior management on a weekly basis.

Bruce Bendell, our President, Chief Executive Officer, Acting Chief Financial Officer and Chairman, and Harold Bendell, a key employee and the brother of Bruce Bendell, are responsible for management of our dealerships. The Bendells' management control is accomplished through (i) their ownership of 100 shares of our 1997A-Major Automotive Group Series of Preferred Stock (of which shares Bruce Bendell has a proxy to vote the 50 shares of the 1997A-Major Automotive Group Series of Preferred Stock owned by Harold Bendell for a seven-year period which commenced on January 7, 1998) which carries voting rights allowing them to elect a majority of the board of directors of Major Auto and (ii) a related management agreement with us. See "Certain Relationships and Related Transactions." Should either of the Bendells cease managing the dealerships, his respective management rights under the management agreement will be automatically transferred to the other, and should both cease managing the dealerships for any reason, the shares and management rights will be automatically transferred to a successor manager designated in a successor addendum to each dealership agreement or, failing such designation, to a successor manager designated by us (subject to approval by the applicable manufacturers). In March 2004, we extended the term of the management agreement until December 31, 2005. The management agreement had been previously extended from its initial term upon the mutual oral agreement of the parties.

New Vehicle Sales. In 2003, we sold a complete product line of cars, sport utility vehicles, minivans and light trucks manufactured by Chevrolet, Chrysler, Dodge, Jeep, Subaru, Kia, Nissan and Suzuki. For the year ended December 31, 2003, our dealerships sold new vehicles generating revenue of approximately $131.7 million, which constituted approximately 34.6% of our total dealerships' revenues. Our gross profit margin on new vehicle sales for the year ended December 31, 2003 was approximately 10.3%, as compared to the industry average of 5.4%. Included in our gross profit is approximately $2.0 million of factory dealer incentives, primarily interest and advertising credits. The relative percentages of our new vehicle sales among the makes of vehicles we sold for the year ended December 31, 2003 was as follows:

                                              Percentage of
Manufacturer                                New Vehicle Sales
------------                                -----------------
Chevrolet                                         44.0%
Dodge, Chrysler and Jeep                          22.2%
Subaru and Kia                                     6.6%
Nissan                                            26.3%
Suzuki                                             0.9%

The following table sets forth information with respect to our new vehicle sales for the year ended December 31, 2003:

         NEW VEHICLE SALES
       (dollars in millions)

Unit sales                         4,997
----------------------------------------
Sales revenue                  $   131.7
----------------------------------------
Gross profit                   $    13.6
----------------------------------------
Gross profit margin                 10.3%
----------------------------------------

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

In addition to our dealership operations, we have a distributorship agreement with General Motors pursuant to which we distribute new vehicles manufactured by General Motors to a number of Eastern European countries, primarily, Ukraine, Belarus and Kazakhstan and, to a lesser extent Uzbekistan, Turkmenistan, Georgia, Armenia and others. We generally receive a deposit on the purchase price of the vehicle from the local dealer and release the vehicle to the dealer upon full payment of the balance of the wholesale purchase price plus a percentage of the dealer's profit on the sale. We have started, on a limited basis, the sale of used vehicles to these Eastern European countries. Amounts of such new vehicle sales have not been material in relation to our aggregate revenues and such used vehicle sales have been insignificant. We are considering initiatives and additional areas in which to expand our overseas sales.

Used Vehicle Sales. We offer a wide variety of makes and models of used vehicles, retail and wholesale, for sale. For the year ended December 31, 2003, we sold 16,555 used vehicles, retail and wholesale, generating revenues of approximately $231.6 million, which constituted approximately 60.9% of our total dealerships' revenues. Our gross profit margin on used vehicle sales for the year ended December 31, 2003 was approximately 17.4%, as compared with the industry average of 11.5%. We believe we are one of the largest sellers of used vehicles in the New York metropolitan area.

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

We believe that the market for used vehicles is driven by the escalating purchase price of new vehicles and the increase in the quality and selection of used vehicles, primarily due to an increase in the number of popular cars coming off short-term leases.

The following table sets forth information with respect to our used vehicle sales for the year ended December 31, 2003:

         USED VEHICLE SALES
        (dollars in millions)

Unit sales                        16,555
----------------------------------------
Sales revenue                  $   231.6
----------------------------------------
Gross profit                   $    40.3
----------------------------------------
Gross profit margin                 17.4%
----------------------------------------

Parts and Service. We provide parts and service for new and used vehicles that we sell, and also service other makes of vehicles. For the period ended December 31, 2003, our parts and service operations generated revenues of approximately $15.5 million, which constituted approximately 4.1% of our total dealerships' revenues at a gross profit margin of approximately 33.5%.

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

The following table sets forth information with respect to our sales of parts and services for the year ended December 31, 2003:

         SALES OF PARTS AND SERVICES
           (dollars in millions)

Sales revenue                  $    15.5
----------------------------------------
Gross profit                   $     5.2
----------------------------------------
Gross profit margin                 33.5%
----------------------------------------

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

In most instances, we assign our vehicle finance contracts and leases to third parties, instead of directly financing vehicle sales or leases, which minimizes our credit risk. We typically receive a finance fee or commission from the third party, which provides the financing. In certain limited instances in which we determine that our credit risk is manageable, estimated by us to be less than 1% of our vehicles sales and leases, we directly finance the purchase or lease of a vehicle. In such instances, we bear the credit risk that the customer will default, but will have the right to repossess the vehicle upon default. We maintain relationships with a wide variety of financing sources, including commercial banks, automobile finance companies and other financial institutions. We also utilize the financial services of our subsidiary, Major Fleet & Leasing Corp. ("Major Fleet"), which purchases less than 1% of our leases and none of our finance contracts. See "Leasing Operations."

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

Our operations have been fostered by our ability to achieve economies of scale with respect to our marketing and advertising. Although advertising costs in the New York metropolitan area are generally higher than the national average, historically, our cost of marketing and advertising per new vehicle sold has been less than the national average. Combined with a substantial increase in media exposure, which resulted in increased volume, our costs show the economies that we have achieved. These lower costs result from the fact that we: (i) have favorable contracts with four (4) major area daily newspapers; (ii) advertise in lower-cost niche markets (such as local ethnic markets, employee purchase programs and discount buying services); and (iii) utilize telephonic marketing and electronic marketing via services such as the Internet.

Relationships with Manufacturers

Each of our dealerships operates under a separate franchise or dealer agreement, which governs the relationship between the dealership and the relevant manufacturer. In general, each dealer agreement specifies the location of the dealership for the sale of vehicles and for the performance of certain approved services in the specified market area. The designation of such areas, the allocation of such areas and the allocation of new vehicles among dealerships is discretionary with the relevant manufacturer. Dealer agreements do not generally provide a dealer with an exclusive franchise in the designated market area. A dealer agreement generally requires that a dealer meet specified standards regarding showrooms, the facilities and equipment for servicing vehicles, the maintenance of inventories, the maintenance of minimum net working capital, personnel training and other aspects of the dealer's business. The dealer agreement also gives the relevant manufacturer the right to approve the dealer's general manager and any material change in management or ownership of the dealership. The dealer agreement provides the relevant manufacturer with the right to terminate the dealer agreement under certain circumstances, such as: (i) a change in control of the dealership without the consent of the relevant manufacturer; (ii) the impairment of the financial condition or reputation of the dealership; (iii) the death, removal or withdrawal of the dealership's general manager; (iv) the conviction of the dealership or the dealership's general manager of certain crimes; (v) the dealer's failure to adequately operate the dealership or to maintain wholesale financing arrangements; (vi) the bankruptcy or insolvency of the dealership; or (vii) the dealer's or dealership's material breach of other provisions of the dealer agreement. Many of the dealership agreements require the consent of the relevant manufacturer to the dealer's acquisition of additional dealerships. In addition, our dealership agreement with General Motors, with respect to our Chevrolet dealership, provides General Motors with a right of first refusal to purchase such a dealership.

The dealership agreement with General Motors imposes on us several additional restrictions. As a consequence of the Major Auto Acquisition, our Chevrolet franchise, and any other General Motors' franchises that we may subsequently acquire, could be at risk if: (i) any person or entity acquires more than 20% of our voting stock with the intention of acquiring additional shares or effecting a material change in our business or corporate structure; or (ii) if we take any corporate action that would result: (a) in any person or entity owning more than 20% of our voting stock for a purpose other than passive investment; (b) an extraordinary corporate transaction such as a merger, reorganization, liquidation or transfer of assets; (c) a change in the control of our board of directors within a rolling one-year period; or (d) the acquisition of more than 20% of our voting stock by another automobile dealer or such dealer's affiliates. If General Motors determines that any of such actions could have a material or adverse effect on its image or reputation in the General Motors' dealerships, or be materially incompatible with General Motors' interests, we must either (x) transfer the assets of the General Motors' dealerships to General Motors or a third party acceptable to General Motors for fair market value or (y) demonstrate that the person or entity will not own 20% of our voting stock or that the actions in question will not occur.

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

Competition

We believe that the market for new and used vehicle sales in the New York metropolitan area is one of the most competitive in the nation. In the sale of new vehicles, we compete with other new automobile dealers that operate in the New York metropolitan area. Some competing dealerships offer some of the same makes as our dealerships and other competing dealerships offer other manufacturer's vehicles. Some competing new vehicle dealers are local, single-franchise dealerships, while others are multi-franchise dealership groups. In the sale of used vehicles, we compete with other used vehicle dealerships and with new vehicle dealerships that operate in the New York metropolitan are that also sell used cars. In addition, we compete with used car "superstores" that have inventories that are larger and more varied than ours.

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

We believe that our principal competitors within the New York metropolitan area are United Auto Group, a publicly traded company, and Potamkin Auto Group, Burn's Auto Group, Paragon, Koeppel and Auto-Land, each of which is privately held.

We also compete though our Internet vehicle purchasing services against a variety of Internet and traditional vehicle purchasing services and automotive brokers. Entities that maintain similar commercial websites include Autoweb.com, Autobytel.com, Carsdirect.com, eBay and Microsoft Corporation's Carpoint and Stoneage Corporation. Additionally, we compete indirectly against vehicle brokerage firms and affinity programs offered by several companies, including Costco Wholesale Corporation and Wal-Mart Stores, Inc. Moreover, our major vehicle manufacturers have their own websites and many have launched online buying services. We also compete with vehicle insurers, lenders and lessors as well as other dealers that are not part of our network. Such companies may already maintain or may introduce websites, which compete with ours.

In addition, the automobile industry is subject to seasonal variations in revenues. Demand for vehicles is generally lower during the winter months than in other seasons, particularly in regions of the United States, which experience potentially severe winters.

Governmental Regulation

Automobile dealers and manufacturers are subject to various federal and state laws established to protect consumers, including the so-called "Lemon Laws," which require a dealer or manufacturer to replace a new vehicle or accept it for a full refund within a specified period of time, generally one (1) year after the initial purchase, if the vehicle does not conform to the manufacturer's express warranties and the dealer or manufacturer, after a reasonable number of attempts, is unable to correct or repair the defect. Federal laws require that certain written disclosures be provided on new vehicles, including mileage and pricing information. In addition, our financing activities are subject to certain statutes governing credit reporting and debt collection.

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

Leasing Operations

Our subsidiary, Major Fleet, has historically provided lease financing solely for motor vehicles. Major Fleet typically arranges for the sale or lease to its customers of new or used vehicles of all makes and models. Major Fleet will purchase the desired vehicle from an automobile dealer and either resell it to its customer for a markup over its cost, or lease the vehicle to the customer and provide the related lease financing. If a customer of Major Fleet wants to purchase or lease a new vehicle that is available from one of our dealerships, in almost all cases, Major Fleet will acquire the vehicle from us and then resell or lease it to its customer. Major Fleet estimates that it acquires approximately 50% of the vehicles it sells and leases from us.

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

Acquisition Strategy

Our prior acquisition strategy contemplated that a key component of the purchase price would be paid in our common stock. Since the price of our stock has significantly declined from its levels at the time our acquisition strategy was conceived, it is no longer practicable for us to consider using our common stock as consideration in acquiring automotive dealerships. Additionally, we believe that the current prices being sought for dealerships at this time makes their acquisition unattractive. Consequently, we have postponed our plans for growth through acquisition. Instead, our focus is on maximizing revenues and profitability in our existing dealerships. Our strategy, in effect for more than a year, has been validated, in part, by a recent article by the American International Automobile Dealers Association, which stated that "analysts are encouraging public dealerships to slow down, cut costs and reduce debt." However, while we are not seeking dealerships to acquire, if a particularly attractive opportunity should present itself, we would evaluate an acquisition.

DISCONTINUED OPERATIONS

In November 2000, we announced our intention to divest our non-automotive operations by way of sale, merger, consolidation or otherwise by the most economically viable means, in order to maximize shareholders' value from these operations and to maintain our focus on the operation and consolidation of our retail automotive dealerships.

During the year ended December 31, 2002, the Company incurred and recognized $344,000 loss from discontinued operations, before $138,000 tax benefit. This loss is comprised of litigation settlements of $225,000 (see Note 15 of Notes to Consolidated Financial Statements included elsewhere in this Form 10-K) and the write-off of notes receivable relating to sales of discontinued operations.

RECENT DEVELOPMENTS

Floor Plan Financing

In January 2003, we entered into an agreement with Primus Financial Services, Inc. ("Primus") pursuant to which Primus replaced the then existing floor plan credit for the financing of our Compass Dodge dealership's new and used vehicle inventory up to an aggregate of $1.5 million.

In order to obtain floor plan financing for our various dealership's at favorable rates, each of the Bendells agreed to either guarantee certain of our floor plan debt or provide certain collateral in connection with our floor plan or other borrowings. Our Board of Directors agreed to obtain independent valuations of such credit enhancement and collateral usage and compensate each of the Bendells the fair value of his respective contributions. We engaged an independent valuation firm to value the credit enhancement and have received a preliminary valuation from such firm of $160,000 for the economic risk value of the credit enhancement. Accordingly, we accrued such amount as a liability in the third quarter of 2002. In the third quarter of 2003, our Board of Directors received additional indications that the value of the Credit Enhancement may approximate $450,000. As such, we accrued an additional $290,000 in the third quarter of 2003. In March 2004, our Board of Directors concluded that the $450,000, as accrued, is the appropriate value of the Credit Enhancement.

Sale and Termination of Franchise Agreements

In February 2004, we sold our Subaru franchise, which included certain parts, to an unrelated third party for a cash purchase price of $450,000. Additionally, the purchaser received our inventory of new 2004 Subaru vehicles and assumed the related floor liability.

In March 2004, we received notice from American Suzuki Motor Corporation, the franchisor of our Suzuki dealership in Hempstead, New York, that they have terminated our franchise agreement.

Neither the Subaru nor Suzuki dealerships were material to our operations and the sale and termination of such dealerships will not have a significant effect on our results of operations or cash flow.

EMPLOYEES

As of April 13, 2004, we had 518 employees, of whom twenty are part-time employees. We believe that we have good relations with our employees.

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

CONTINUED LOSSES MAY AFFECT THE VIABILITY OF OUR BUSINESS.

We have experienced net loss of approximately $1 million in 2003 and approximately $291,000 in 2002. While we believe that we are taking the necessary steps to return to profitability, there is no assurance that we will do so. If we continue to incur significant losses in the future, our business could be materially and adversely affected.

OUR LIMITED CASH AND WORKING CAPITAL COULD HAVE AN ADVERSE EFFECT ON OUR
BUSINESS.

At December 31, 2003, our total cash and cash equivalents was approximately $1 million and our working capital was approximately $2.5 million. If we were to incur net losses in 2004 or subsequent years, then we may have insufficient working capital to maintain our current level of operations or provide for unexpected contingencies. In such event, we will need to seek additional capital from public or private equity or debt funding sources and we may not be able to raise needed cash on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders. If sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans to the extent of available funding, which could have an adverse effect on our business.

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

Historically, manufacturers have exercised significant control over dealerships through the terms and conditions of the franchise agreements pursuant to which our dealerships operate. These franchise agreements restrict dealerships to specific locations and retain for the manufacturers approval rights over changes in the dealerships' ownership and management. Our ability to expand through the acquisition of new dealerships requires the consent of the manufacturers. To date, our acquisitions have been approved by the respective manufacturer and we have not been materially adversely affected by other limitations imposed by the manufacturers. However, there can be no assurance that in the future we will be able to obtain necessary approvals on acceptable terms or that we will not be materially adversely affected by other limitations.

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

THE AUTOMOTIVE INDUSTRY IS SUBJECT TO SEASONAL VARIATIONS.

The automobile industry is subject to seasonal variations in revenues. Demand for vehicles is generally lower during the winter months than in other seasons, particularly in regions of the United States, which experience potentially severe winters. Accordingly, revenues and operating results may be lower in our first and fourth quarters than in our second and third quarters.

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

OUR FUTURE OPERATING RESULTS WILL BE DIRECTLY RELATED TO THE AVAILABILITY AND COST OF CAPITAL TO US.

The principal sources of financing for new and used automobile inventories have historically been lines of credit from commercial lenders and other financial institutions and from cash generated from operations. For instance, during 2001, we were notified by Chrysler Financial Company, LLC ("CFC") that it was terminating its financing. In order to obtain floor plan financing for our various dealership's at favorable rates, each of Bruce Bendell and Harold Bendell agreed to either guarantee certain of our floor plan debt or provide certain collateral in connection with our floor plan or other borrowings. Although we were successfully able to replace CFC and our other floor plan lenders, there can be no assurance that we will be able to continue to obtain capital for our current or expanded operations on terms and conditions that are acceptable to us.

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

THERE EXIST RISKS RELATING TO THE FAILURE TO MEET MANUFACTURERS' CUSTOMER SATISFACTION SCORES.

Many manufacturers attempt to measure customers' satisfaction with automobile dealerships through a customer satisfaction index ("CSI") score, or customer satisfaction index, rating system. These manufacturers may use a dealership's CSI scores as a factor in evaluating applications for additional dealership acquisitions and participation by a dealership in incentive programs. The dealerships operated by us currently meet or exceed their manufacturers' CSI standards. However, there can be no assurance that either our dealerships or other subsequently acquired dealerships will continue to meet such standards. Moreover, from time to time, the components of the various manufacturer CSI scores have been modified and there is no assurance that such components will not be further modified or replaced by different systems in the future, which make it more difficult for our dealerships to meet such standards.

THE LOSS OF KEY PERSONNEL AND OUR LIMITED MANAGEMENT AND PERSONNEL RESOURCES COULD ADVERSELY AFFECT OUR OPERATIONS AND GROWTH.

Our future success will depend to a significant extent on key personnel and on the continued services of our senior management and other key personnel, particularly Bruce Bendell and Harold Bendell, a senior executive of the Major Dealer Group, both of whom are parties to employment agreements. The loss of the services of these employees, or certain other key employees, are likely have a material adverse effect on our business. See "Executive Compensation: Employment Contracts, Termination of Employment and Change-In-Control Arrangements." We do not maintain "key person" life insurance for any of our personnel. Our future success will depend on our continuing ability to attract, retain and motivate other highly skilled employees. Competition for such personnel in our industry is intense. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business, financial condition and operations may be adversely affected.

POTENTIAL CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT PERSONNEL AND US COULD ADVERSELY AFFECT OUR FUTURE PERFORMANCE.

We have entered into, or contemplate that we may enter into, several transactions with the Bendells. Such transactions include the following:

         - In 1996, we acquired Major Fleet from the Bendells. In exchange, the Bendells received (i) 100 shares of our 1996-Major Series of Convertible Preferred Stock, (ii) warrants for 45,000 shares of our common stock, which have been exercised, and (ii) the right to manage the operations Major Fleet pursuant to a management agreement with Major Fleet. In March 2004, the management agreement was extended until December 31, 2005. The term of the management agreement had been previously extended upon the mutual oral agreement of the parties.

         - We acquired Major Auto from the Bendells in May 1998. In this transaction, the Bendells received shares of our 1997A-Major Automotive Group Series of Preferred Stock and Bruce Bendell received a proxy to vote the 50 shares of the 1997A-Major Automotive Group Series of Preferred Stock owned by Harold Bendell for a seven-year period, which commenced on January 7, 1998. These shares allow the Bendells to elect a majority of the directors of Major Auto. The Bendells are also parties to a management agreement with us that gives them control over the day-to-day operations of Major Auto. Should we and the Board of Directors of Major Auto disagree as to a particular course of action, the Board of Directors of Major Auto will be able to take that action over our objection. Conflicts could arise between our Board of Directors and the Board of Directors of Major Auto as to the appropriate course of action to be taken in the future. However, the management agreement does prohibit certain actions from being taken without the prior approval of our Board of Directors, including: (i) disposition of any of the

                  Major Auto dealerships; (ii) acquisition of new dealerships; and (iii) our incurring liability for Major Auto indebtedness.

         - The management agreement between the Bendells and us provides that, should either of the Bendells cease managing the dealerships, ownership of his 1997A-Major Automotive Group Series of Preferred Stock shares and his management rights under the management agreement will be automatically transferred to the other, and should both cease managing the dealerships for any reason, the shares and management rights will be automatically transferred to a successor manager designated in a successor addendum to each dealership agreement or, failing such designation, to a successor manager designated by us (subject to approval by the applicable manufacturers).

         - In connection with the acquisition of our Nissan dealership in Hempstead, New York, we obtained an option to acquire that dealership's land and building from the landlord who held the lease on that property. We exercised our option, but were unable to obtain the financing necessary to effect the purchase. The lease expiration was concurrent with the required property acquisition date and we were unsuccessful in obtaining an extension of the lease term. In order to ensure continuity of the dealership's operations, in a transaction approved by our Board of Directors, the Bendells agreed to personally acquire the property through a company they formed and lease it back to us. As a result, in 2002, we eliminated the capitalized lease of approximately $3.6 million and the related liability of $3.0 million that we had recorded in connection with this property. The difference of $637,000, the book value of the purchase option, was recorded as a long-term related party receivable, which is included in other non-current assets. We entered into a lease with the new landlord for five (5) years with a five-year renewal option for approximately the same monthly rental we were previously paying. The receivable will be repaid, ratably, through monthly payments over the remaining term of the lease, together with related interest at a market rate. Based on the report of an independent appraiser, the purchase option was recorded at its fair value and the monthly rent is at a market rate.

         - In unrelated transactions, in order to obtain floor plan financing at favorable rates, each of the Bendells has agreed to either guarantee certain of our floor plan debt or provide certain collateral in connection with our floor plan or other borrowings. Our Board of Directors has obtained independent valuations of such credit enhancement and collateral usage (together, "the Credit Enhancements") and agreed to pay each of the Bendells the fair value of his respective contributions. We engaged an independent valuation firm and received a preliminary valuation from such firm of $160,000 for the economic risk value of the Credit Enhancement. Accordingly, we accrued such amount as a liability in the third quarter of 2002. In the third quarter of 2003, the Company's Board of Directors received additional indications that the value of the Credit Enhancement may approximate $450,000. As such, the Company accrued an additional $290,000 in the third quarter of 2003. In March 2004, our Board of Directors concluded that the $450,000, as accrued, was the appropriate value of the Credit Enhancement.

         - Harold Bendell has acquired the rights to an off premises storage facility that was previously leased by us, on a month-to-month basis, from an independent third party. Accordingly, we are now leasing such facility from Mr. Bendell for $15,000 per month, approximately the same monthly rental we were paying to the prior landlord.

         - Each of the Bendells has total or partial ownership interests in dealerships that are not owned by us. We have ongoing business relationships with each of these unrelated dealerships, whereby we sell vehicles to them and they sell vehicles to us. In 2003, we had sales aggregating $5.3 million to dealerships owned by the Bendells and had purchases aggregating $13.8 million from such dealerships. We believe that all such purchases and sales were made at prices approximating those that would otherwise obtained in arms-length transactions. However, there is a potential for conflicts of interest in pricing of vehicles and referral of customers and, although our internal controls are designed to identify situations where adverse consequences to us may occur due to conflicts of interests, we cannot provide absolute assurance that such consequences will not occur.

OUR FOCUS ON EXISTING DEALERSHIPS CHANGE MAY AFFECT OUR OPERATIONS.

In the past, our strategy for growth was principally focused on expanding our dealership group through acquisitions of non-performing or underperforming dealerships in the New York metropolitan area. When this strategy was formulated, our stock price was relatively attractive and thus, a key component of the purchase price was our common stock. Since the price of our stock has significantly declined from its levels at the time our acquisition strategy was conceived, the use of payment in the form of our common stock as consideration in acquiring automotive dealerships at this time would be extremely dilutive to our shareholders. Additionally, we believe that the current prices being sought for dealerships makes their acquisition unattractive. Consequently, we have postponed our plans for growth through acquisition. Instead, our focus is on maximizing revenues and profitability in our existing dealerships. There can be no assurance our adoption of such a strategy will not adversely affect our business, financial condition and operations.

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

WE FACE RISKS IN OUR INTERNATIONAL OPERATIONS.

We are considering the expansion of our new and used vehicle purchasing service to additional foreign markets by establishing relationships with vehicle dealers and strategic partners located in certain foreign markets.

If we expand our operations to various other countries, we may become subject to laws or treaties that regulate the marketing, distribution and sale of motor vehicles. In addition, the laws of other countries may impose licensing, bonding or similar requirements on us as a condition to doing business therein. In addition, there are certain risks inherent in doing business in international markets, such as:

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

WE FACE RISKS IN CONNECTION WITH LEGAL PROCEEDINGS IN WHICH WE ARE INVOLVED.

We are subject to a number of lawsuits. While we believe that we have substantial defenses to the asserted claims and intend to vigorously defend the active suits, judgments against us with respect to the active actions could have a material adverse effect on our financial condition. See "Legal Proceedings."

THE SALE OF AUTOMOBILES OVER THE INTERNET IS HIGHLY COMPETITIVE AND INCREASED COMPETITION COULD ADVERSELY AFFECT OUR OPERATIONS AND GROWTH.

Our Internet vehicle purchasing services compete against a variety of Internet and traditional vehicle purchasing services and automotive brokers. The market for Internet-based commercial services is fairly new, and competition among commercial websites is expected to increase significantly in the future. The Internet is characterized by minimal barriers to entry, and new competitors can launch new websites at relatively low cost. To compete successfully over the Internet, we must significantly increase awareness of our services and brand name.

We compete with other entities, which maintain similar commercial websites, including:

         -        Autoweb.com;

         -        Autobytel.com;

         -        Carsdirect.com;

         -        eBay; and

         -        Microsoft Corporation's Carpoint and Stoneage Corporation.

Some of these entities may have greater financial, marketing and personnel resources and/or lower overhead or sales costs than we do. We also compete indirectly against vehicle brokerage firms and affinity programs offered by several companies, including Costco Wholesale Corporation and Wal-Mart Stores, Inc. In addition, our major vehicle manufacturers have their own websites and launched online buying services. We also compete with vehicle insurers, lenders and lessors as well as other dealers that are not part of our network. Such companies may already maintain or may introduce websites, which compete with ours.

We cannot assure you that we can compete successfully against current or future competitors, many of which have substantially more capital, existing brand recognition, resources and access to additional financing. In addition, competitive pressures may result in increased marketing costs, decreased website traffic or loss of market share or otherwise may materially and adversely affect our business, results of operations and financial condition. Further, there can be no assurance that our strategy will be more effective than the strategies of our competitors.

WE COULD FACE LIABILITY FOR INFORMATION RETRIEVED FROM OR TRANSMITTED OVER THE INTERNET AND LIABILITY FOR PRODUCTS SOLD OVER THE INTERNET.

We could be exposed to liability with respect to third-party information that may be accessible through our website, or content and materials that may be posted by consumers through www.majorworld.com. Such claims might assert, among other things, that, by directly or indirectly providing links to websites operated by third parties, we should be liable for copyright or trademark infringement or other wrongful actions by such third parties through such websites. It is also possible that, if any third-party content information provided on our website contains errors, consumers could make claims against us for losses incurred in reliance on such information.

We also may enter into agreements with other companies under which any revenue that results from the purchase of services through direct links to or from our website is shared. Such arrangements may expose us to additional legal risks and uncertainties, including local, state, federal and foreign government regulation and potential liabilities to consumers of these services, even if we do not provide the services ourselves. There can be no assurances that any indemnification provided to us in our agreements with these parties, if available, will be adequate.

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

CONCENTRATION OF VOTING POWER AND ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS MAY REDUCE STOCKHOLDER VALUE IN ANY POTENTIAL CHANGE OF CONTROL.

Bruce Bendell is the beneficial owner of approximately 43.0% of our common stock. In addition, we believe that our former President and Chief Executive Officer, Mr. Doron Cohen, is the beneficial owner of approximately 5.4% of our common stock. Pursuant to a Separation and Release Agreement with us dated August 8, 2000, Mr. Cohen is required to take all necessary steps to cause all of these shares to be voted in accordance with the recommendation of the majority of our Board of Directors, provided that such majority includes a majority of our non-employee directors. This concentration of voting power may severely limit the ability of other of our stockholders to elect directors or influence other corporate decisions and may, among other things, have the effect of delaying or preventing a change in control of the Company or preventing our stockholders from realizing a premium on the sale of their shares upon an acquisition of the Company.

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

Moreover, our Articles of Incorporation, as amended, provide for the classification of our Board of Directors into three classes of directors with staggered terms of office. This classified board significantly extends the time required to effect a change in control of our Board of Directors and may discourage hostile takeover bids for us. Because of the additional time required to change control of our Board of Directors, the classified board structure tends to perpetuate present management. Without the ability to obtain immediate control of our Board of Directors, a takeover bidder will not be able to take action to remove other impediments to its acquisition of us. The classified board structure also makes it more difficult for the shareholders to change the composition of our Board of Directors even if the shareholders believe such a change would be desirable.

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

Holders of our outstanding options and warrants are likely to exercise them when, in all likelihood, we can obtain additional capital on terms more favorable than those provided in the options and warrants. Our ability to obtain additional financing may also be adversely affected by our obligation to register shares of common stock under the Securities Act. Castle Trust and Management Services Limited, as Trustee under the Millennium I Trust created under that certain Deed of Settlement dated October 2, 1996, has the right (on an unlimited number of occasions) to require us to register all or any portion of the common stock, aggregating 147,784 shares, into which the 125,000 shares of our 1996-Major Series of convertible preferred stock has been converted.

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

OUR COMMON STOCK MAY BE DE-LISTED FROM THE NASDAQ STOCK MARKET.

In August 2002, we received a Notification of Deficiency from the Nasdaq Stock Market, Inc. ("Nasdaq") indicating that we were not in compliance with the minimum bid price per share ($1.00) required for continued listing on the Nasdaq National Market. We were given until November 20, 2002 to demonstrate compliance with this rule or face de-listing or the option of applying to transfer our securities to the Nasdaq SmallCap Market.

Accordingly, inasmuch as we did not achieve compliance with the minimum bid requirement by November 20, 2002, we applied for listing on the Nasdaq SmallCap Market. Consequently, the Company's shares were transferred to the Nasdaq SmallCap Market at the opening of business on January 2, 2003 and we were granted until February 18, 2003 to demonstrate compliance with the $1.00 minimum bid requirement. We failed to demonstrate compliance with this rule by February 18, 2003. However, since we met the initial listing criteria for listing on the Nasdaq SmallCap Market, we were granted an additional 180-calendar day grace period, until August 18, 2003, to demonstrate compliance with the rule.

We were unable to demonstrate a minimum bid price of our common stock at $1.00 per share or more for a minimum of ten consecutive days at any time before August 18, 2003, and thus, we were notified by Nasdaq on November 19, 2003 that our common stock would be de-listed from the Nasdaq SmallCap Market at the opening of business on December 1, 2003.

On November 15, 2003, we requested an oral hearing with the Nasdaq Listing Qualifications Hearing Department in order to stay the de-listing of our common stock pending a determination by a Nasdaq Listing Qualifications Panel (the "Panel"). In a letter dated December 2, 2003, the Panel stayed the de-listing of our common stock pending a de-listing decision by the Panel pursuant to an oral hearing with us that was scheduled to be held on January 15, 2004. On that date, we made our appeal before the Panel and on March 9, 2004 we were notified that the Panel was of the opinion that, we demonstrated compliance with the minimum bid price requirement by evidencing a closing bid price of at least $1.00 for the ten-day trading period ended March 8, 2004. The Panel also noted that we appeared to satisfy all other requirements for continued listing on The Nasdaq SmallCap Market. Accordingly, the Panel determined to continue the listing of our common stock on The Nasdaq SmallCap Market.

Our common stock continues to trade, at times, below $1.00 per share. If a de-listing did occur, our common stock would then trade on the OTC Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets and our stock price, as well as the liquidity of our common stock, could be adversely impacted as a result.

WE MAY BE SUBJECT TO A SALES TAX ASSESSMENT, WHICH COULD MATERIALLY AFFECT OUR OPERATIONS.

In February 2004, we were notified by the New York State Department of Taxation & Finance of an assessment of $4,000,000, including interest and penalties, after their audit concluded that certain of our subsidiaries had failed to pay sales and use taxes of approximately $2,000,000 from February 1999 through August 2001. We believe that all sales taxes due were properly paid. We have notified the taxing authorities that we are preparing an appeal. Should we not prevail on a substantial portion of our appeal, the resulting assessment could have a material adverse effect on our results of operations and cash position.

ITEM 2. PROPERTIES

We own an approximately 12,000 square foot facility consisting of office and automobile showroom space in Long Island City, New York, an approximately 40,000 square foot service facility in Long Island City, New York and a vehicle storage facility in Orange, New Jersey. All of our other operations and subsidiaries are conducted from leased locations.

One of our subsidiaries, Major Motors of Long Island City, Inc. (formerly, Subaru, Inc.), subleases from an unrelated third party approximately 2,500 square feet of office and automobile showroom space in Woodside, New York. This lease expires on December 31, 2004. The current annual rent under such lease is $128,000.

In addition, we have an interest in the following leases, under which Major Dealer Group presently pays aggregate annual rental payments of $891,700:

         - Major Chrysler Jeep Dodge, Inc. leases approximately 17,400 square feet of office and automobile showroom and storage space in Long Island City, New York from an unrelated third party at an annual rent of $95,500. This lease expires on October 31, 2011.

         - Major Auto leases approximately 2,000 square feet of lot space in Astoria, New York adjacent to the main Major Fleet (formerly, Major Dodge) showroom from an unrelated third party. This lease expired on June 30, 1997 at which time the annual rent was $33,000. Major Auto remains in possession of the premises on a month-to-month basis.

         -        One of our subsidiaries, Compass Lincoln Mercury, Inc.
                  ("Compass"), whose franchise was voluntarily surrendered in 2002, leases from Ford Motor Car Company, an unrelated third party, approximately 30,000 square feet used for showroom, office, service department and storage facilities in Orange, New Jersey on behalf of our subsidiary, Compass Dodge, Inc. This lease is currently on a month-to-month basis at an annual rental of $90,000. Additionally, Compass leases 7,000 square feet of showroom, office and storage space in Orange, New Jersey, from an unaffiliated third party, at an annual rent of $90,000, which has not been paid since November 2002. This lease is scheduled to expire on March 31, 2009 and is the subject of litigation. See "Legal Proceedings - Tillroe Realty Co. vs. Compass Lincoln Mercury, Inc. and Fidelity Holdings Co., Inc." Compass also leases space for a service department and storage facilities in Orange, New Jersey, at an annual rent of $150,000. This lease expires on August 31, 2006. Finally, Compass leases additional space for storage facilities, on a month-to-month basis, from an unaffiliated third party at an annual rent of $19,200.

         - Major Chevrolet leased approximately 250,000 square feet of adjacent automobile dealership facilities in Long Island City, New York, from an unrelated third party at an annul rate of $300,000 through February 1, 2004. We exercised our option and extended this lease to February 1, 2009 at an annual rental of $330,000. Major Chevrolet has the additional option to extend the lease for up to two additional five-year terms. Major Chevrolet also leases storage space in Long Island City from an unaffiliated third party at an annual rent of $84,000, pursuant to a one-year lease, which expires in October 2004, after which it will continue on a month-to-month basis.

One of our subsidiaries, Hempstead Mazda, Inc., whose franchise was voluntarily surrendered, leases from its former owner, an unrelated third party, on behalf of our subsidiary, Major Nissan of Garden City, Inc. ("Major Nissan"), approximately 140,000 square feet of land and buildings in Hempstead, New York, that is used for showroom, office and storage space. The lease expires on September 30, 2009. The current annual rent is $234,000. This property has been subleased to Harold Bendell through his ownership of HB Automotive, Inc, under the same terms as our original lease.

Major Nissan leases from 316 N. Franklin LLC, a company owned by the Bendells, approximately 105,000 square feet used for showroom, office, service department and storage facilities. The property is located on the borderline of Hempstead, New York and Garden City, New York. The current annual rent is $384,000 and the lease expires on June 30, 2007. We originally had an option on the purchase of the property, but were unable to obtain financing to consummate the purchase. The Bendells agreed to buy the property and lease it to Major Nissan at a fair market rent and pay us the fair value of the purchase option, approximately $360,000, over the initial term of the lease. An independent appraiser whom we retained determined the fair values. Accordingly, the amount due for the option is being repaid by reducing the actual monthly lease payment to 316 N. Franklin LLC by approximately $6,000 per month (See Note 12 of Notes to Consolidated Financial Statements included elsewhere in this Form 10-K).

ITEM 3. LEGAL PROCEEDINGS -

In re: Fidelity Holdings Securities Litigation.

This class action, in the United States District Court for the Eastern District of New York, was purportedly brought on behalf of all persons who acquired shares of our common stock between June 24, 1999 and April 17, 2000. Named as defendants along with us were Doron Cohen, Richard L. Feinstein and Bruce Bendell.

In August 2001, the lead plaintiffs in this class action served a Consolidated and Amended Class Action Complaint. This complaint alleged, among other things, that plaintiffs and other members of the putative class were damaged when they acquired shares of our common stock because defendants allegedly issued materially false and misleading statements and failed to disclose material information which purportedly cause such stock to trade at artificially inflated prices during the class period. The complaint alleged violations of Sections 10(b) and 20(a) of the 1934 Exchange Act, as amended (the "Exchange Act") and Rule 10b-5 promulgated thereunder. The allegedly misstated and omitted information concerned primarily the prospects for our technology business. The complaint sought, among other things, damages in an unspecified amount. In September 2001, we moved to dismiss the complaint for failure to state a claim upon which relief can be granted and for failure to plead with the legally-required factual particularity. In October 2001, we reached an agreement with lead plaintiffs to settle this action for $4.45 million, subject to the consent thereto of our insurance company and court approval. Subsequently, in March 2003, our insurance company and the United States District Court Eastern District of New York consented to and approved, respectively, the settlement. The settlement has been funded by our insurance company.

Daniel Tepper v. Fidelity Holdings, Inc; Fidelity Holdings, Inc. (Third Party Plaintiff) v. InvestAmerica et al.

In and around July 10, 2001, Daniel Tepper commenced suit in the Southern District of New York against Bruce Bendell, Doron Cohen and Richard Feinstein, our former Chief Financial Officer. While the initial complaint had eight (8) causes of action, three (3) remain: (i) conversion; (ii) breach of fiduciary duty and (iii) negligence. The claims allege that we failed to remove restrictive legends that appeared on certain stock certificates held by Mr. Tepper. This action mirrors a Nevada action brought by Mr. Tepper several years ago for which he obtained a judgment of $553,000, which has been satisfied. In light of the satisfaction of the Nevada judgment, the Court directed that a motion be made to dismiss the New York action to ban a double recovery. The motion was made in July 2003 and was denied in lieu of a settlement conference. Such conference was held and failed. A second motion to dismiss is expected to be filed in July 2004. We believe that these allegations have no merit and intend to vigorously defend this suit.

Fidelity Holdings, Inc., IG2 and 786710 Ontario, Ltd. v. Michael Marom and M.M. Telecom, Corp.

We and our former subsidiaries IG2, Inc. and 786710 Ontario, Ltd. are plaintiffs in a legal action against Michael Marom and M.M. Telecom, Corp. in the Supreme Court of the State of New York, County of Queens, Index No. 25678/96. We filed a complaint on December 23, 1996 against the defendants alleging: (i) breach of a letter agreement between the parties; (ii) tortuous interference with business opportunities; and (iii) slander. Defendants filed an answer with counterclaims, which included, inter alia: (i) fraud; (ii) breach of contract; (iii) tortious interference with business opportunities; and (iv) tortuous interference with contract. Both parties have completed discovery and the collective Plaintiffs, including us, have made a motion for summary judgment against Defendants seeking to have Defendants' counterclaims dismissed entirely and with prejudice. A decision was rendered by the court which dismissed the claims for tortuous interference with business opportunities and contract, but denied the remainder of the motion. The case had been stayed as a result of IG2, Inc. filing for bankruptcy protection in January 2003. The stay has been lifted, and the matter is expected to go to trial in May 2004. We believe that these allegations have no merit and intend to vigorously defend this suit.

Sanford Goldfarb v. Robert LeRea, Doron Cohen, Bruce Bendell, Kimberly Peacock and The Major Automotive Companies, Inc. f/k/a Fidelity Holdings, Inc.

On September 23, 2002, a lawsuit was commenced by Ira Hochman and Sanford Goldfarb against us, Robert LaRea, a former consultant to us, Doron Cohen, Bruce Bendell and Kimberly Peacock, our former employee. The suit seeks damages of up to $10,000,000 for breach of contract, quantum merit, unjust enrichment, conversion and fraud. Plaintiffs contend that they entered into agreements with us and the other defendants to promote our company in exchange for stock. Plaintiffs further contend that, in spite of their substantial time and efforts, we and the other defendants failed to compensate plaintiffs as per the agreements. Plaintiffs also allege that they provided a bridge loan to defendants in the sum of $1,830,000, which has not been repaid. We had filed a motion to dismiss in 2003, which was denied. The action has moved into the discovery stage. We believe that these allegations have no merit and intend to vigorously defend this suit.

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

Ronald K. Premo v. Fidelity Holdings, Inc.

In May 2001, Ronald Premo, a former officer of one of our technology subsidiaries filed suit in Connecticut Supreme Court seeking employment related damages in excess of $300,000. In October 2001, through an arbitration proceeding, we reached a settlement agreement with Mr. Premo by which he would be paid an aggregate of $72,079 over ten (10) months plus 15,000 shares of our common stock with a guaranteed aggregate value, at the first anniversary date of the shares' issuance, of $72,079. The initial 15,000 shares of common stock were issued and the $72,079 was paid. Based on the market value of our common stock at the anniversary date, an additional 69,800 shares of our common stock were issued to Mr. Premo during the first quarter of 2003.

GELCO Corporation, et al. v. Major Chevrolet, Inc.

On December 19, 2001, GELCO Corporation ("GELCO") filed a complaint against Major Chevrolet, Inc. in the United States District Court for the Northern District of Illinois, Eastern Division. The lawsuit alleged breach by Major Chevrolet, Inc. of the terms and conditions of the purchase of automobiles and automobile leases under that certain dealer lease plan agreement and alleged breach arising out of the purchaser of retail sales contracts under that certain dealer retail agreement by and between the parties. GELCO was seeking $2,767,000 in damages. On January 24, 2003, the action was settled for $900,000, consisting of an initial payment of $300,000 and a 20-month promissory note for $600,000.

Zanett Lombardier Ltd., et al. v. The Major Automotive Companies, Inc.

On October 24, 2001, Zanett Lombardier Ltd. and others ("Zanett") filed a suit against us for breach of contract and for our failure to issue shares in exchange for certain warrants held by Zanett. The alleged damages totaled $856,011.50. This matter was settled in the first quarter of 2003 for payment of $130,000 and issuance of shares of our common stock with a value of $40,000. The $130,000 was paid in five (5) equal installments during 2003 and 49,876 shares of the Company's common stock were issued in April 2003 in full satisfaction of this settlement.

Steel City Telecom, Inc. v. The Major Automotive Companies, Inc., et al

In and around September 2002, an action was commenced against us and our former subsidiary, Computer Business Sciences, Inc., in Pennsylvania, Allegheny County by Steel City Telecom, Inc. ("Steel City") for up to $300,000. The complaint alleged that certain software sold to Steel City was defective and that we were negligent in its production. The case is currently in discovery phase. We believe that these allegations have no merit and intend to vigorously defend this suit.

Zvi Barak  v. The Major Automotive Companies, Inc.

An application to the Ontario Superior Court (Toronto Court File No. 02-CV-229810CM2) was filed by Zvi Barak on May 23, 2002 seeking an Order of that court directing us to proceed with arbitration in Toronto, Canada regarding Dr. Barak's claims that we failed to pay him $546,249.99 under an alleged letter dated June 5, 1996 to that certain Master Agreement dated April 18, 1996 between us and Dr. Barak. We brought a motion before the Ontario Superior Court of Justice seeking a permanent stay of Dr. Barak's application on grounds which include, but are not limited to: (a) Ontario is not a convenient forum for the hearing of the application; and (b) the Ontario Superior Court of Justice does not have jurisdiction over the subject matter of the parties. The motion was heard by the Court in Toronto on February 18, 2003. At that time, our motion was denied and we subsequently filed a motion for leave to appeal. In July 2003, our motion for leave to appeal was denied. We expect that arbitration will begin in the second half of 2004. We believe that Dr. Barak's claims have no merit and intend to vigorously defend this action.

Tillroe Realty Co. vs. Compass Lincoln Mercury, Inc. and Fidelity Holdings Co., Inc.

On September 4, 2003, an action was commenced against us and our subsidiary Compass Lincoln Mercury, Inc. in the Superior Court of New Jersey, Essex County by a landlord of our former Compass Lincoln Mercury showroom in Orange, New Jersey. The suit alleges that current rent and damages to the showroom space at 170 Central Avenue, Orange New Jersey are presently due and owing by us. The suit alleges damages in the amount of $123,556 and rent of approximately $7,900 per month. The suit is currently in the beginning stages of discovery. We believe that these allegations have no merit and intend to vigorously defend this suit.

GRIT, LLC vs. Major Automotive Companies, Inc.

On September 24, 2003 we received notice of a default judgment in the Superior Court of the State of California, Los Angeles, for an aggregate amount of $66,718 stemming from the plaintiff's purchase in 1998 of a Talkie Communication Server from a former subsidiary. We successfully reopened the default judgment and believe that this dispute was already settled by the parties through the settlement of a previous complaint by this plaintiff in August 2001 and, accordingly, we intend to vigorously defend this suit.

Various claims against our subsidiaries.

Various claims and lawsuits arising in the normal course of business are pending against our subsidiaries. The results of such litigation are not expected to have a material or adverse effect on our combined financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 5, 2003, we held our Annual Meeting of Shareholders. Proxies were solicited by us pursuant to Regulation 14A under the Exchange Act. On October 22, 2003, the record date for the Annual Meeting, there were approximately 9,702,047 shares of common stock outstanding and entitled to vote, of which 8,507,335 shares of common stock were present in person or by proxy and voted at the meeting. At the Annual Meeting, our shareholders approved the following proposals:

1. To elect two (2) Class III Directors, Jeffrey Weiner and David Edelstein, for terms ending in 2006.

                                    FOR              ABSTAIN           AGAINST          NOT VOTED
-------------------------------------------------------------------------------------------------
Jeffrey Weiner                   8,489,499           17,706               0                130
----------------------------------------------------------------------------------------------
David Edelstein                  8,489,499           17,706               0                130
----------------------------------------------------------------------------------------------

The terms of Bruce Bendell and Steven Nawi, Class I Directors, and Steven Hornstock, Class II Director, continued after the Annual Meeting.

2. To ratify the appointment of BDO Seidman LLP as our independent auditors for the year 2003.

For.......................                     8,500,244
--------------------------------------------------------
Against..................                          6,678
--------------------------------------------------------
Abstain..................                            413
--------------------------------------------------------
Not Voted...............                               0
--------------------------------------------------------

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock trades on the Nasdaq SmallCap Market under the symbol "MAJR," after being transferred from the Nasdaq National Market at the opening of business on January 2, 2003. The quarter-end high and low sales prices of our common stock were as reported by the Nasdaq Stock Market, which quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions:

  Quarter Ended             High             Low
  -------------             ----             ---
March 31, 2004             $1.370           $0.580
December 31, 2003          $0.810           $0.720
September 30, 2003         $0.800           $0.800
June 30, 2003              $0.870           $0.800
March 31, 2003             $0.910           $0.730
December 31, 2002          $1.260           $0.750
September 30, 2002         $1.130           $0.610
June 30, 2002              $2.000           $0.610
March 31, 2002             $ 0.90           $0.450

Shareholders

As of April 13, 2004 there were approximately 492 holders of record of our common stock.

Dividends

We have never declared cash dividends on any class of our securities and have no present intention to declare any dividends on any class of our securities in the future.

Securities Authorized for Issuance Under Equity Compensation Plans.

Item 12 of Part III contains information concerning securities authorized for issuance under our equity compensation plans.

Recent Sales of Unregistered Securities

The securities described below were sold by us during the fiscal year 2003 without being registered under the Securities Act. All such sales made in reliance on Section 4(2) and/or Rule 506 promulgated thereunder of the Securities Act were, to the best of our knowledge, made to investors that, either alone or together with a representative that assisted such investor in connection with the applicable investment, had such sufficient knowledge and experience in financial and business matters to be capable of evaluating the merits and risks connected with the applicable investment.

1. In March 2003, we issued 69,800 shares of our common stock to Ronald Primo, at a per share price of $0.85, in connection with settlement of a litigation.

2. In April 2003, we issued 49,876 shares of our common stock to Zanett Lombardier Master Fund II, LLP, at a per share price of $0.80, in connection with settlement of a litigation.

3. On April 30, 2003, we issued 4,500 shares of common stock to David Edelstein, at a per share price of $0.74, as compensation for services as a member of our Board of Directors.

4. On April 30, 2003, we issued 4,500 shares of common stock to Jeffrey Weiner, at a per share price of $0.74, as compensation for services as a member of our Board of Directors.

5. On April 30, 2003, we issued 4,500 shares of common stock to Steven Nawi, at a per share price of $0.74, as compensation for services as a member of our Board of Directors.

6. On April 30, 2003, we issued 4,500 shares of common stock to Steven Hornstock, at a per share price of $0.74, as compensation for services as a member of our Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

The selected data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2003, are derived from our audited financial statements. The data set forth below should be read in connection with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the related notes included elsewhere in this Form 10-K.

                                                                       As at and for the year ended December 31,
                                                         2003            2002            2001             2000           1999
                                                     -----------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA
Revenues                                             $ 380,298,852   $ 397,947,494   $ 375,114,505   $ 322,142,231   $ 209,531,993

Income (loss) from continuing operations                (1,130,264)        (84,772)      2,089,524       1,302,247         815,955

Income (loss) from discontinued operations                       -        (206,000)        590,000     (22,427,322)     (4,006,103)

Net income (loss)                                       (1,130,264)       (290,772)      2,679,524     (21,125,075)     (3,190,148)

Income (loss) per common share
   Income from continuing operations
      Basic                                          $       (0.12)  $       (0.01)  $        0.32   $        0.26   $        0.19
      Diluted                                                (0.12)          (0.01)           0.24            0.19            0.19

   Income (loss) from discontinued operations
      Basic                                                      -           (0.02)           0.09           (4.40)          (0.95)
      Diluted                                                    -           (0.02)           0.07           (4.40)          (0.95)

   Net income (loss)
      Basic                                                  (0.12)          (0.03)           0.41           (4.14)          (0.76)
      Diluted                                                (0.12)          (0.03)           0.31           (4.14)          (0.76)

Average number of shares used in computation
      Basic                                              9,436,969       8,947,332       6,558,356       5,101,829       4,210,837
      Diluted                                            9,436,969       8,947,332       8,662,979       6,791,104       4,210,837

BALANCE SHEET DATA
Total assets                                         $  87,612,939   $  87,247,341   $  82,329,517   $  86,781,397   $  68,319,331
Long-term liabilities, less current portion              7,156,125       7,701,700       9,853,587      10,411,463       7,416,784
Total stockholders' equity                              16,870,654      17,947,597      17,948,321      15,599,970      28,917,595

See Notes 1, 9, 15 and 16 to Consolidated Financial Statements for discussions of business acquisitions and divestitures, restatements, stockholders' equity, earnings (loss) per share, restructuring and impairment charges, discontinued operations and their effects on comparability of year-to-year data. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters" for a discussion of our dividend policy.

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

The year 2003 saw a decrease in our revenues. Our management believes that the effects of our dealerships that were closed during the prior year and, to a lesser extent, our performance in the first half of 2003 that was adversely impacted by an unusually severe winter in our operating area and consumer reluctance based on anticipation of war with Iraq, contributed to our decline in dealership revenues and profits. Revenues and gross profits declined approximately $17.6 million and $3.5 million, respectively.

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

Long-lived Assets. Our policies related to long-lived assets, such as on-going client relationships, goodwill and property and equipment, which constitute a significant component of our consolidated balance sheets, require that we evaluate such assets for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of those assets. If any impairment is found to exist, the related assets will be written down to fair value. Additionally, these policies affect the amount and timing of future amortization. Intangible assets consist primarily of the cost of businesses acquired in excess of the fair value of net assets acquired. In accordance with Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill and intangible assets deemed to have indefinite lives are no longer amortized but, instead, are subject to impairment tests at least annually. We have applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2003, we performed the required impairment tests of goodwill and indefinite lived intangible assets as of December 31, 2003. We have concluded, based, in part, on the analysis performed and conclusions reached by an independent valuation appraiser we retained, that there is no impairment of goodwill and indefinite lived intangible assets as of December 31, 2003. We remain, however, subject to financial statement risk to the extent that intangible assets become impaired due to decreases in the fair market value of the related underlying business.

Account classifications. In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications have been made to our prior year financial statements.

Floor plan and advertising assistance received from manufacturers are recorded as offsets to the cost of the vehicle and recognized as income upon the sale of the vehicle or when earned under a specific manufacturer's program, whichever is later. Floor plan assistance payments have been included as offsets to cost of sales. Floor plan interest expense is included as a component of operating expense in the accompanying consolidated statement of operations.

For the years ended December 31, 2003, 2002 and 2001, aggregate floor plan interest included in operating expense was $2,187,296, $1,695,960 and $2,349,451, respectively. The increase in 2003 of interest expense relative to decreased sales volume is primarily attributable to the higher levels of inventory, i.e. reduced turnover, caused by the lower sales levels during 2003, most significantly during the first two quarters.

For the years ended December 31, 2003, 2002 and 2001, aggregate floor plan assistance now included as a reduction of cost of sales was $1,195,534, $1,294,109 and $986,635, respectively.

Advertising assistance received from manufacturers for the years ended December 31, 2003, 2002 and 2001,now included as a reduction of cost of sales was $723,112, $714,216 and $357,042, respectively.


Commitments and Contingencies. As further discussed in "Note 11, Commitments and Contingencies, of Notes to Consolidated Financial Statements," we are involved, and will continue to be involved, in a number of legal proceedings arising out of the conduct of our business, including litigation with customers, current and former business associates, employment-related lawsuits and class actions. We intend to vigorously defend ourselves and assert available defenses with respect to each of these matters. Where necessary, we have accrued our estimate of the probable costs for the resolution of these proceedings based on consultation with outside counsel, assuming various strategies. Further, we have certain insurance coverage and rights of indemnification with respect to certain aspects of these matters. However, a settlement or an adverse resolution of one or more of these matters may result in the payment of significant costs and damages, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

Furthermore, we were notified of an assessment of $4,000,000, including interest and penalties, by the New York State taxing authorities. While we are confident that we have paid all sales taxes that are due and have notified the taxing authorities that we intend to appeal their findings. Should we not prevail on a substantial portion of our appeal, the resulting assessment could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

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

SELECTED OPERATING DATA

                                                                             Years Ended December 31,
                                           ----------------------------------------------------------------------------------------
($ in millions, except per vehicle data)                                  2003 vs. 2002                          2002 vs. 2001
                                                                    ------------------------               ------------------------
                                                                      Variance -                             Variance -
                                                                      Favorable         %                    Favorable         %
                                             2003         2002      (Unfavorable)   Variance     2001      (Unfavorable)   Variance
                                           ---------   ----------   -------------   --------   ---------   -------------   --------
Revenues
     New vehicles                          $   131.7   $    140.7   $        (9.0)      (6.4)  $   143.1   $        (2.4)    (1.7)
     Used vehicles                             231.6        236.8            (5.2)      (2.2)      211.8            25.0     11.8
     Service and parts                          15.5         19.3            (3.8)     (19.7)       18.3             1.0      5.5
     Other                                       1.5          1.1             0.4       36.4         1.9            (0.8)   (42.1)
                                           ---------   ----------   -------------   --------   ---------   -------------   ------
           Total revenues                  $   380.3   $    397.9   $       (17.6)      (4.4)  $   375.1   $        22.8      6.1
                                           =========   ==========   =============   ========   =========   =============   ======

GROSS PROFIT
     New vehicles                          $    13.6   $     14.4   $        (0.8)      (5.6)  $    13.0   $         1.4     10.8
     Used vehicles                              40.3         42.4            (2.1)      (5.0)       39.0             3.4      8.7
     Service and parts                           5.2          6.2            (1.0)     (16.1)        6.8            (0.6)    (8.8)
     Other                                       1.5          1.1             0.4       36.4         1.8            (0.7)   (38.9)
                                           ---------   ----------   -------------   --------   ---------   -------------   ------
           Total gross profit              $    60.6   $     64.1   $        (3.5)  $   (5.5)  $    60.6   $         3.5      5.8
                                           =========   ==========   =============   ========   =========   =============   ======
NEW VEHICLES
Unit sales                                     4,997        5,557            (560)     (10.1)      5,820            (263)    (4.5)
Revenue per vehicle                        $  26,351   $   25,320   $       1,031        4.1   $  24,595   $         725      2.9
Gross profit per vehicle                   $   2,712   $    2,590   $         122        4.7   $   2,228   $         362     16.2
Gross profit percentage                         10.3%        10.2%            0.1%       1.0         9.1%            1.1%    12.1

                                                                                                                       -
USED VEHICLES
Unit sales                                    16,555       16,050             505        3.1      14,329           1,721     12.0
Revenue per vehicle                        $  13,988   $   14,754   $        (766)      (5.2)  $  14,783   $         (29)    (0.2)
Gross profit per vehicle                   $   2,435   $    2,644   $        (209)      (7.9)  $   2,724   $         (80)    (2.9)
Gross profit percentage                         17.4%        17.9%           -0.5%      (2.8)       18.4%           -0.5%    (2.7)

PERCENTAGE OF TOTAL REVENUES
New vehicles                                    34.6%        35.4%           -0.8%      (2.3)       38.1%           -2.7%    (7.1)
Used vehicles                                   60.9%        59.5%            1.4%       2.4        56.5%            3.0%     5.3
Service and parts                                4.1%         4.9%           -0.8%     (16.3)        4.9%            0.0%       -
Other                                            0.4%         0.2%            0.2%     100.0         0.5%           -0.3%   (60.0)
                                           ---------   ----------   -------------   --------   ---------   -------------   ------
                                               100.0%       100.0%            0.0%       0.0%      100.0%            0.0%     0.0%
                                           =========   ==========   =============   ========   =========   =============   ======

OTHER OPERATING DATA
Total operating expenses                   $    60.9   $     61.7   $        (0.8)      (1.3)  $    56.6   $         5.1      9.0
Floor plan interest                              2.2          1.7             0.5       29.4         2.3            (0.6)   (26.1)
Advertising expense                             15.8         14.5             1.3        9.0        11.5             3.0     26.1

RESULTS OF CONTINUING OPERATIONS YEAR ENDED DECEMBER 31, 2003 AND YEAR ENDED DECEMBER 31, 2002

Revenues. Revenues for the year ended December 31, 2003 decreased to approximately $380.3 million, which is $17.6 million, or 4.4%, less than the prior year's revenues of $397.9 million. Such decrease was solely attributable to the revenues of our automotive dealership operations. The primary reasons for the decrease in total revenue were (1) the significant decrease in unit sales of new vehicles and (2) the large decrease in average selling prices for used vehicles. New car unit sales decreased by 560 units, or 10.1% in 2003 from 2002, while used car unit sales increased by 505 units, or only 3.1%, in the 2003 year over the prior year. We believe that approximately one-third of the decrease in new vehicle unit sales is attributable to our dealerships that were closed during the prior year and the balance to our performance in the first half of 2003. Although the average sales price per new vehicle sold increased by $1,031 or 4.1% from the prior year, such increase was not sufficient to offset the steep decline in unit sales. We believe that the exceptionally severe weather conditions in our operating area in the first quarter of 2003, combined with the negative effects on consumer spending caused by the anticipation and then the realization of the war with Iraq during the first half of 2003 were the significant contributory factors in our decreased revenues. Further, while in 2003 we increased the average number of used vehicles sold per month by 42 units to 1,380 from 1,338 used vehicles, retail and wholesale, that were sold during each of the months in the 2003 year, an increase of 3.1%, such increase was not sufficient to offset the decline in the average sales price per used vehicle sold of $766 or 5.2% from the prior year's average sales price per used vehicle.

New vehicle sales revenue was approximately $131.7 million in 2003, a decrease of $9.0 million or 6.4% from 2002 new vehicle sales revenue of $140.7 million. This decrease is significantly attributable to decreases in revenue from the dealerships we closed during the 2002 fiscal year whose aggregate new vehicle sales revenue decrease of approximately $4.5 million represents approximately half of the total new vehicle revenue decrease.

Used vehicle sales revenue was $231.6 million in 2003 and $236.8 million in 2002, a decrease of approximately $5.2 million or 2.2%. The most significant factor in this decrease was a decrease in sales at our Chevrolet dealership in Long Island City, New York, whose used vehicle sales revenues decreased by 5.8%, which was partially offset by increases in other dealerships, primarily our Suzuki dealership located in Hempstead, Long Island. As noted above, our overall used vehicle unit sales volume increased, but the average sales price decrease more than offset the unit increase. We believe that the very competitive marketplace in the New York metropolitan area contributed significantly to the sales price decline.

Cost of sales. The cost of sales decreased $14.1 million, or 4.2%, to $319.7 million in the year 2003 from $333.8 million in the year ended December 31, 2002. The percentage decrease is approximately the same as the revenues percentage decrease and reflects both the closed dealerships and an increase of $909 or 4.0% in the average cost of new vehicles and a decrease of $557 or 4.6% in the average unit cost of used vehicles. Because of the significantly greater volume of used vehicle unit sales, this results in a net decrease in cost of sales. As noted, above, the cost of sales in both years reflects the net effect of floor plan interest and automotive manufacturers' floor plan assistance incentives and advertising incentives.

Gross profit. Our automotive dealership operations generated almost all of the total gross profit of $60.6 million for the year ended December 31, 2003 compared with the 2002 amount of $64.1 million, a decrease of $3.5 million or 5.5%. The gross profits decrease was generally attributable to the lower percentage of decrease of cost of sales as compared with the overall percentage decrease in sales revenue and, specifically, to (i) the decrease in new units sold with a higher gross profit per vehicle and (ii) the correspondingly higher number of used vehicles sold but with a significantly lower gross profit per unit. In other words, we sold 560 fewer new vehicles in 2003 than we did in 2002 and although each had, on average, a gross profit in 2003 of $122 more than in 2002, the decreased volume led to a decrease in new vehicle gross profit. Similarly, while we sold 505 more used vehicles in 2003 than we did in 2002, each had an average decrease of $209 in gross profit. This resulted in a net decrease in used vehicle gross profit. Our dealerships' overall gross profit as a percentage of sales was 15.9%, compared with the industry average of 13.4%. Our gross profit percentage on new vehicles of 10.3% is above the industry average of 5.4%, while our gross profit percentage on used vehicle sales of 17.4%, is significantly over the industry average used vehicle gross profit of 11.5%. We believe that our product mix, i.e., our concentration on the more profitable used vehicle segment, our ability to buy, at favorable prices, quality used vehicles, ranging from entry level to luxury, and our ability to find competitive financing sources for our customers are the significant factors in our relatively high gross profit percentages.

Operating expenses. In the year ended December 31, 2003, operating expenses decreased approximately $0.8 million to approximately $60.9 million, from $61.7 million in 2002. We believe we have been successful in our efforts to generally reduce operating expenses in light of the decline in revenues, the general reductions we achieved was significantly offset by an increase of $1.3 million in advertising expenses incurred to stimulate lagging sales.

Interest expense. Interest expense had a net decrease of approximately $180,000 to approximately $780,000 in 2003, which represents a decline in interest as we continue to repay our long-term debt obligations.

Income tax expense. Local income tax expense of approximately $82,000 and $190,000 for the years ended December 31, 2003 and 2002, respectively, was calculated on pre-tax income from continuing operations. In 2002, we recorded tax benefits of $138,000 in connection with our discontinued operations.

Discontinued operations. We had no loss from discontinued operations in the year ended December 31, 2003, compared with a loss from discontinued operations of $206,000 (net of $138,000 of income tax benefits) in the comparable prior period. We believe that all potential expenses that could arise from our previously discontinued operations have been provided for and anticipates that no future such losses will be incurred.

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

New vehicle sales revenue was approximately $140.7 million in 2002, a decrease of $2.4 million or 1.7% from 2001 new vehicle sales revenue of $143.1 million. This decrease is attributable to decreases in revenue from the dealerships we closed during the year (see below) whose aggregate revenue decrease of approximately $8.0 million, was partially offset by the net increased revenues form our continuing dealerships.

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

Cost of sales. The cost of sales increase of $19.3 million, or 6.1%, to $333.8 million in the year 2002 from $314.5 million in the year ended December 31, 2001, is solely attributable to our automotive dealership operations. The percentage increase is approximately the same as the revenues percentage increase and reflects an increase of $363 or 1.6% in the average cost of new vehicles and an increase of only $51 or .4% in the average unit cost of used vehicles. As noted, above, the cost of sales in both years reflects the net effect of floor plan interest and automotive manufacturers' floor plan assistance incentives and advertising incentives. (See Reclassifications.)

Gross profit. Our automotive dealership operations generated almost all of the total gross profit of $64.1 million for the year ended December 31, 2002 compared with the 2001 amount of $60.6 million, an increase of $3.5 million or 5.8%. The gross profits increase was primarily attributable, in general, to the lower percentage of increase of cost of sales as compared with the overall percentage increase in sales revenue and, specifically, to (i) the increase in units sold and (ii) the change in revenue percentage mix. Automotive dealership revenues went from 38.1% of total revenues generated by new vehicle sales and 56.5% generated by used vehicles sales in 2001 to 35.4% of total revenues generated by new vehicle sales and 59.5% generated by used vehicle sales in 2002. For the industry as a whole, the average percentage of new and used vehicles' revenue as a percentage of total dealership revenue is 64.6% and 23.6% respectively. Our dealerships' overall gross profit as a percentage of sales was 16.0%, compared with the industry average of 13.4%. Our gross profit percentage on new vehicles of 10.2% is above the industry average of 5.9%, while our gross profit percentage on used vehicle sales of 17.9%, is significantly over the industry average used vehicle gross profit of 11.0%. Management believes that our product mix, i.e. our concentration on the more profitable used vehicle segment, our ability to buy, at favorable prices, quality used vehicles, ranging from entry level to luxury, and our ability to find competitive financing sources for our customers are the significant factors in our profitability.

Operating expenses. In the year ended December 31, 2002, operating expenses increased approximately $5.1 million to approximately $61.7 million, from $56.6 million in 2001. The most significant component of this increase is the spending on advertising, which represents $3.0 million of the increase. This is reflective of the significant increase in sales during 2002. The balance of the increase, $2.1 million, is significantly attributable to the costs associated with increased sales efforts and results, principally, personnel-related.

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

ASSETS, LIQUIDITY AND CAPITAL RESOURCES - DECEMBER 31, 2003

At December 31, 2003, our total assets were approximately $87.6 million, approximately the same as our assets December 31, 2002, although there were significant changes among the components. Such changes included a net decrease in accounts receivable of $3.7 million. Our inventories increased by $3.7 million over the prior year and due from related parties increased by $1.4 million.

Our cash increase of $207,063 in the year ended December 31, 2003 was primarily attributable to our operating activities, which provided cash of $1,046,831. This increase is primarily attributable to our net increase in liabilities, aggregating $1,961,826 (significantly, increases in accounts payable of $1,034,414 and floor plan notes payable of $3,374,659, as partially offset by decreases in accrued expenses of $2,036,112 and customer deposits and other liabilities of $411,135) as partially offset by a net increase in assets of $450,457 (principally, increases in inventories and other assets of $3,736,982 and $560,598, respectively, as partially offset by decreases in accounts receivable of $3,724,715 and investments in direct financing leases of $122,408) and cash used for our loss of $464,538 (our net loss of $1,130,264, less non-cash charges aggregating $665,726). Our inventories increased, primarily, as a result of our taking advantage of favorable buying opportunities in anticipation of the spring selling season and our accounts receivable decreased, primarily, as a result of our significantly lower sales volume in the fourth quarter of 2003 as compared to the same quarter in the prior year.

Our investing activities used $320,482 of cash, with $398,358 used for additions to property and equipment. We do not anticipate any significant increases in spending for property and equipment in 2004.

Our financing activities used $519,286 of cash for payments of long-term debt.

The foregoing activities, i.e., operating, investing and financing, resulted in a net cash increase of $207,063 for the year ended December 31, 2003.

In September 2001, CFC, one of our primary floor plan credit sources for approximately $30 million for the financing of our vehicle inventory, notified us that CFC had re-evaluated its credit and lending relationship with us and was requiring us to seek a replacement lending institution to refinance and replace all existing CFC credit facilities. Consequently, in March 2002, we entered into a floor plan financing arrangement with GMAC for GMAC to provide the floor plan credit for the financing of our Chevrolet dealership's new and used vehicle inventory. This is the flagship dealership of our operations and accounted for more than 30% of our new vehicle revenues and more than 80% of our consolidated used vehicle revenues in the year 2003. Additionally, in March 2002, we entered into a credit agreement with HSBC pursuant to which HSBC is providing the floor plan credit for the financing of our Chrysler/Jeep, Dodge and Kia dealerships' new and used vehicle inventory. As a result of the GMAC and HSBC credit facilities, we completed the replacement of financing for all of the dealerships that were previously financed by CFC.

In May 2002, entered into an agreement with NMAC pursuant to which NMAC replaced the then existing floor plan credit for the financing of our Nissan dealership's new and used vehicle inventory up to an aggregate of $8.5 million. Subsequently, in December 2002, NMAC took over the floor plan financing for our Suzuki dealership up to an aggregate of $2 million.

In January 2003, we entered into an agreement with Primus pursuant to which Primus replaced the then existing floor plan credit for the financing of our Compass Dodge dealership's new and used vehicle inventory up to an aggregate of $1.5 million.

We believe that the terms of each of these new floor plan lines, including interest rates, are more favorable than those of each of the lines they replace. In order to obtain floor plan financing at favorable rates, each of Bruce Bendell and Harold Bendell agreed to either guarantee certain of our floor plan debt or provide certain collateral in connection with our floor plan or other borrowings. Our Board of Directors agreed to obtain independent valuations of such credit enhancement and collateral usage and compensate each of the Bendells the fair value of his respective contributions. Consequently, we engaged an independent valuation firm to value the credit enhancement and received a preliminary valuation from such firm of $160,000 for the economic risk value of the credit enhancement. Accordingly, we accrued such amount as a liability in the third quarter of 2002. In the third quarter of 2003, our Board of Directors received additional indications that the value of the Credit Enhancement may approximate $450,000. As such, we accrued an additional $290,000 in the third quarter of 2003. In March 2004, our Board of Directors concluded that the $450,000, as accrued, was the appropriate value of the portion of the Credit Enhancement.

We believe that the cash generated from existing operations, together with cash on hand, available credit from our current lenders, including banks and floor planning, will be sufficient to finance our current operations and internal growth for at least the next twenty-four months. However, if we elect to expand our dealership network through acquisitions, we will require additional financing. There can be no assurance that, for such growth, funding will be available. Nor can we be certain that we will have sufficient cash in the event that we continue to incur losses and/or some or all of our significant litigation and taxes issues are resolved in a manner that is negative to our interests. We are exploring financing alternatives with respect to our projected cash requirements.

                                 TOTAL           < 1 YEAR         1-3 YEARS      4-5 YEARS     > 5 YEARS
                             --------------    --------------    ------------    ----------    ----------
CONTRACTUAL OBLIGATIONS:
Floor Plan Notes             $   49,599,366    $   49,599,366    $          -    $        -    $        -
Long-Term Debt                    7,857,866           701,741       3,054,089     1,235,255     2,866,781
Operating Lease Obligation        6,115,600         1,411,500       2,517,000     1,691,000       496,000
                             --------------    --------------    ------------    ----------    ----------
                             $   63,572,832    $   51,712,607    $  5,571,089    $2,926,255    $3,362,781
                             --------------    --------------    ------------    ----------    ----------

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

Although we sell some vehicles in certain Eastern European countries, principally, Ukraine, Belarus and Kazakhstan, substantially all our revenues come from sales of vehicles in the United States. Consequently, foreign sales constitute a minimal amount of our revenues. Even so, our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because substantially all our revenues are currently denominated in U.S. dollars, a strengthening of the dollar could make our vehicles less competitive in foreign markets. Due to the nature of our investments and operations, we believe that there is not a material risk exposure.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item 8 are set forth in Item 15 of this Form 10-K. All information which has been omitted is either inapplicable or not required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer, who is also our Acting Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of the end of the period covered by this annual report on Form 10-K (the "Evaluation Date")), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to him by others within those entities, particularly during the period in which this yearly report on Form 10-K was being prepared.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures during the fourth quarter of 2003, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As of April 13, 2004, our current directors and executive officer and their respective ages are as follows:

                NAME                     AGE                           POSITION
                ----                     ---                           --------
Bruce Bendell  ........................  50      Chairman of the Board, President, Chief Executive Officer and
                                                 Acting Chief Financial Officer

David Edelstein  (1)(2)................  50      Director

Steven Hornstock.......................  54      Director

Steven Nawi (1) .......................  56      Director

Jeffrey Weiner  (1)(2).................  46      Director

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

The following is a brief description of the professional experience and background of our directors and executive officer:

Bruce Bendell. Mr. Bendell has served as the Chairman of our Board of Directors since our formation in November 1995, our President and Chief Operating Officer since September 2001, and as our Acting Chief Financial Officer since October 2003. Mr. Bendell served as our Chief Executive Officer from May 1998 until February 2000, as our President from May 14, 1998 to December 1998, and as our Chief Executive Officer since July 2000. Mr. Bendell has also served as the President and a Director of Major Auto and its affiliates since December 1985.

David Edelstein. Mr. Edelstein has served as our Director since May 1998. Mr. Edelstein has been in the real estate development business since 1979. Currently Mr. Edelstein is the Managing Member of Sutton East Associates LLC, a real estate development limited liability company and is involved in several sizable real estate projects in New York and Florida.

Steven Hornstock. Mr. Hornstock has served as our Director since December 2002. Mr. Hornstock is a senior partner at Altman\Burack Partners, LLC, an affiliate of Murray Hill Properties, TCN, since April 2000. From October 1994 to April 2000, Mr. Hornstock served as director of investment sales at Helmsley Spear Inc. Mr. Hornstock was also founding partner in Sutton East Associates, where he worked from 1982 to 1993. Mr. Hornstock has been active in the real estate business for the past 25 years as a developer, owner and investment sales broker. Mr. Hornstock is a licensed real estate broker in the state of New York, a member of the Real Estate Board of New York (REBNY), a member of the REBNY Sales Brokers Committee and a founding board member of the New York Owners Council.

Steven Nawi. Mr. Nawi has served as our Director since December 2001. Mr. Nawi has served as the President of Nawi Leasing, Inc., a leasing company, since 1978. Mr. Nawi also serves as the President of Fort Lee Road Company, Inc., a real estate holding company, since 1986, as President of Major Automotive, Inc., an unrelated daily car-rental operations company, since January 2000, and as President of N.A.W.I. Enterprises, a financial lending company, since January 2000.

Jeffrey Weiner. Mr. Weiner has served as our Director since May 1998. Mr. Weiner is a certified public accountant and has been with the accounting firm of Marcum & Kliegman LLP, where he is currently Managing Partner, since 1981.

Key Employee

The following person, although not an executive officer or director, is regarded by us as a key employee:

Harold Bendell. Mr. Bendell, age 55, has served as a senior executive of Major Dealer Group since December 1985. He, together with his brother, Bruce Bendell, is responsible for the day-to-day operations of the Major Dealer Group.

COMMITTEES OF THE BOARD OF DIRECTORS

We have the following standing committees: a Compensation Committee and an Audit Committee. The Compensation Committee is comprised of Mr. Edelstein and Mr. Weiner, each of whom is a non-employee director. Mr. Weiner, however, is not independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. The Compensation Committee determines the compensation of our Chief Executive and recommends to the Board of Directors the compensation of other principal executive officers.

The Audit Committee reviews, acts on and reports to our Board of Directors with respect to various auditing and accounting matters, including selecting our independent auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of our independent auditors and our accounting practices. The members of the Audit Committee currently are Mr. Edelstein, Mr. Nawi and Mr. Weiner, each of whom is a non-employee director. Mr. Nawi and Mr. Weiner, however, are not independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

We do not currently have a nominating committee. The functions customarily performed by a nominating committee are performed by the Board of Directors as a whole. In making its nominations, the Board of Director identifies candidates who meet the current challenges and needs of the Board of Directors. In determining whether it is appropriate to add or remove individuals, the Board of Directors will consider issues of judgment, diversity, age, skills, background and experience. In making such decisions, the Board of Directors considers, among other things, an individual's business experience, industry experience, financial background and experiences.

Audit Committee Financial Expert

Our Board of Directors has determined that Mr. Weiner, the Chairman of our Audit Committee, is an audit committee financial expert, as that term is defined under Regulation S-K, Item 401(h). Mr. Weiner, however, is not independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all required reports have been filed timely during 2003.

Code of Ethics

We have adopted a "Code of Ethics," as defined by regulations promulgated under the Securities Act and the Exchange Act and a "Code of Conduct," as defined by qualitative listing requirements promulgated by the Nasdaq National Market, that apply to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We collectively refer to these codes as our Code of Conduct and Ethics, a current copy of which is attached as an exhibit to this Annual Report on Form 10-K. A copy of the Code of Conduct and Ethics is available on our website at www.majorworld.com and print copies are available to any shareholder who requests a copy. Any amendment to the Code of Conduct and Ethics or any waiver of the Code of Conduct and Ethics will be disclosed on our website promptly following the date of such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information for each of our fiscal years ended December 31, 2003, 2002 and 2001 concerning compensation of our sole executive office (the "Named Executive Officer"):

SUMMARY COMPENSATION TABLE


                                                                                                       LONG-TERM
                                                                                                      COMPENSATION
                                                                                                      ------------
                                                                ANNUAL COMPENSATION                    SECURITIES
                                                                -------------------                    UNDERLYING
         NAME AND PRINCIPAL POSITION               YEAR       SALARY        BONUS        OTHER         OPTIONS (#)
         ---------------------------               ----     ---------      --------      -----        ------------
Bruce Bendell (1).............................     2003     $ 500,000      $ 77,336        0               0
Chairman of the Board, President,
Chief Executive Officer and Acting                 2002     $ 500,000      $461,379        0               0
Chief Financial Officer                            2001     $ 369,837      $756,665        0               0

(1) In May 2001, the Compensation Committee of our Board of Directors approved an adjustment to Mr. Bendell's compensation package that included an increase in his base salary to $500,000 per year for the period July 1, 2001 to June 30, 2004 and, effective April 1, 2001 a bonus equal to 10% of the net income attributable to our automotive operations after all expenses, including bonus amounts paid to other employees. The amounts shown for each of the years reflect those terms. In addition to his compensation for services, in March 2004, Mr. Bendell received $450,000 for a credit enhancement arrangement through which he provided personal guarantees in connection with our various floor plan credit lines. See "Certain Relationships and Related Transactions."

OPTION/SAR GRANTS IN LAST FISCAL YEAR

No stock options were granted to the Named Executive Officer during 2003. We have never granted any stock appreciation rights.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

No options were exercised by the Named Executive Officer during the fiscal year ended December 31, 2003. There were no unexercised "in-the-money" options held by the Named Executive Officer as of December 31, 2003.

COMPENSATION OF DIRECTORS

Non-employee Directors each received 4,500 shares of our common stock and options to purchase 4,500 shares of common stock in 2003 under our 2001 Outside Directors Stock Plan. We reimburse directors for their expenses of attending meetings of the Board of Directors.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

On July 24, 2003, we entered into an employment agreement effective January 1, 2003 with Bruce Bendell, pursuant to which he serves as our President, Chief Executive Officer and Acting Chief Financial Officer. The agreement extends automatically for an additional one-year period at the end of the initial term, June 30, 2004, and on each anniversary thereafter, unless 90-day prior notice of termination is provided by either Mr. Bendell or us. The agreement provides for an annual base salary of $500,000 and a quarterly bonus equal to 10% of the net income of our automotive operations after all expenses, including any other bonuses paid or accrued. In the event that Mr. Bendell's employment is terminated prior to June 30, 2004, he will continue to receive his base salary and a guaranteed annual bonus of $250,000 per year until that date.

In March 2004, we agreed in principal with Harold Bendell that, effective January 1, 2004, he would serve as a manager of operations of Major Auto. The agreement extends automatically for an additional one-year period at the end of the initial term and on each anniversary thereafter, unless 90-day prior notice of termination is provided by either Mr. Bendell or us. The agreement provides for an annual base salary of $500,000. Additionally, in March 2004, we agreed in principal to a consulting agreement with HB Automotive, Inc. ("HB Automotive"), a company owned by Harold Bendell, that, effective January 1, 2004, HB Automotive provide dealership management consulting services to us and for us to compensate HB Automotive. The agreement provides for a $200 fee for each used vehicle sold at our Chevrolet dealership and to a participation in the pre-tax profits of Major Auto. Had the per-vehicle fee provision been in effect on January 1, 2003, HB Automotive would have earned an additional $2 million in 2003. We believe that definitive agreements memorializing such terms will be executed by both parties, shortly.

On March 3, 1997, in connection with the acquisition of Major Auto from the Bendells, we entered into a management agreement with the Bendells, which gave them control over the day-to-day operations of Major Auto. In March 2004, we extended the term of the management agreement until December 31, 2005. The management agreement had been extended from its initial termination upon the mutual oral agreement of the parties.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of our Board of Directors consists of Messrs. Edelstein and Weiner, neither of whom has been an officer or employee at any time since our inception. Our executive officer does not serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee. Prior to the formation of the Compensation Committee, the Board of Directors as a whole made decisions relating to the compensation of our executive officers.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

The Compensation Committee of the Board of Directors is responsible for establishing, monitoring, and implementing the policies of governing the compensation of the Company's executives. The Compensation Committee believes that the compensation programs for our executive officers should reflect our performance and the value created for our stockholders. In addition, the compensation programs should support our short-term and long-term strategic goals and values and should reward individual contribution to our success. The Compensation Committee, which is comprised entirely of non-employee members of our Board of Directors, has furnished the following report on executive compensation.

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

Base Salary. The salaries for our executive officer for 2003 was generally determined by the Board of Directors by taking into account the individual's experience and performance and our specific needs. For 2004, the Compensation Committee will review the base salaries of executive officers by evaluating each executive's scope of responsibility, performance, prior experience and salary history, as well as the salaries for similar positions at comparable companies.

Bonus. We award bonuses as a reward for performance based principally on our overall financial results and or achievements of specified business objectives. We believe that bonuses properly motivate the officers to perform to the greatest extent of their abilities to generate the highest attainable profits for us. In 2003, a bonus of $461,379 was paid to Bruce Bendell.

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

Compensation of Chief Executive Officer. Bruce Bendell was paid a base salary of $500,000 for the year ended December 31, 2003. See "Employment Contracts, Termination of Employment and Change-In-Control Arrangements."

Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to publicly held companies for compensation exceeding $1 million paid to certain of our executive officers. The limitation applies only to compensation that is not considered to be performance-based. The non-performance based compensation paid to our executive officers in 2003 did not exceed the $1 million limit per officer and the Compensation Committee does not anticipate that the non-performance based compensation to be paid to our executive officers in 2003, if any, will exceed that limit. Our stock option plans are structured so that any compensation deemed paid to an executive officer in connection with the exercise of option grants made under that plan will qualify as performance-based compensation which will not be subject to the $1 million limitation. The Compensation Committee currently intends to limit the dollar amount of all other compensation payable to our executive officers to no more than $1 million. The Compensation Committee is aware of the limitations imposed by Section 162(m), and the exemptions available therefrom, and will address the issue of deductibility when and if circumstances warrant.

STOCK PRICE PERFORMANCE GRAPH

Our common stock commenced trading on the Nasdaq Small Cap Market on October 7, 1998 and on the Nasdaq National Market under the symbol "FDHG" on August 3, 1999. Our symbol was changed to "MAJR" on May 2, 2001. Consequently, our common stock was transferred back to the Nasdaq SmallCap Market on January 2, 2003.

The stock price performance graph below compares the cumulative total stockholder return on our common stock with the Total Return Index for Nasdaq Stock Market U.S. Companies and the Nasdaq Non-Financial Index for the period commencing on December 31, 1997 and ending December 31, 2003. The graph assumes that $100.00 was invested in the common stock and in each index on December 31, 1997. The total return for the common stock and the indices used assumes the reinvestment of dividends, even though dividends have not been declared on the common stock. The information contained in the graph does not reflect present performance of our stock.

The information contained in the performance graph shall not be deemed "soliciting material" or to be "filed" with the Commission nor shall such information be deemed incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
                   AMONG THE MAJOR AUTOMOTIVE COMPANIES, INC.
    THE NASDAQ STOCK MARKET (U.S.) INDEX AND THE NASDAQ NON-FINANCIAL INDEX

                                  [LINE GRAPH]

                                                              Begin:  12/31/1998
                                                         Period End:  12/31/2003
MAJOR AUTOMOTIVE COS INC                                        End:  12/31/2003

                                    Beginning
           Transaction   Closing      No. Of    Dividend    Dividend    Shares      Ending    Cum. Tot.
Date*          Type      Price**    Shares***  per Share      Paid    Reinvested    Shares     Return
-----          ----      -------    ---------  ---------      ----    ----------    ------     ------
31-Dec-98     Begin        9.445      10.59                                         10.588     100.00
31-Dec-99    Year End     63.130      10.59                                         10.588     668.40
31-Dec-00    Year End      2.345      10.59                                         10.588      24.83
31-Dec-01    Year End      0.800      10.59                                         10.588       8.47
31-Dec-02    Year End      0.840      10.59                                         10.588       8.89
31-Dec-03      End         0.810      10.59                                         10.588       8.58

* Specified ending dates or ex-dividends dates.

** All Closing Prices and Dividends are adjusted for stock splits and stock dividends.

***'Begin Shares' based on $100 investment.

* $100 invested on 12/31/98 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Option Plans

Our currently active stock option plans include the 1999 Employee Stock Option Plan (the "1999 Plan") and the 2001 Outside Director Option Plan (the "2001 Plan").

The 1999 Plan is intended to enhance our ability to provide individuals with awards and incentives commensurate with their contributions and compete with those offered by other employers, and to increase stockholder value by further aligning the interests of these individuals with the interests of our stockholders by providing an opportunity to benefit from stock price appreciation that generally accompanies improved financial performance. The 1999 Plan provides for the granting of options to purchase up to an aggregate of 1,100,000 shares of our authorized but unissued common stock to our officers, directors, employees, consultants and independent contractors.

The 2001 Plan is intended to attract and retain the best available personnel for service as our outside directors, to provide additional incentive to our outside directors to serve as Directors and to encourage their continued service on the Board of Directors. The 2001 Plan provides for automatic and nondiscretionary grants of options and share grants to outside directors. Specifically, on each date of our annual stockholders' meetings, each outside director who served as a member of the Board of Directors shall be automatically granted an option to purchase 4,500 shares of our common stock. The term of the option is for ten
(10) years. The option is exercisable only while the outside director remains. Additionally, on April 30 and on each anniversary thereafter, each outside director who served as a member of the Board of Directors shall be automatically granted 4,500 shares of our common stock. The shares issued pursuant to a share grant vest fully and immediately upon issuance. The 2001 Plan provides for the granting or issuance of 250,000 shares of our authorized but unissued common stock.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth information as of December 31, 2003 with respect to compensation plans under which our equity securities are authorized for issuance.

                                                                                           Number of securities
                                                                                         remaining available for
                           Number of securities to be                                  future issuance under equity
                            issued upon exercise of       Weighted-average exercise         compensation plans
                              outstanding options,           price of outstanding         (excluding securities
    Plan Category             warrants and rights       options, warrants and rights     reflected in column (a))
-------------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders                  262,888 (1)                       $3.57                     1,457,112 (2)
-------------------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by                  -                                -                             -
security holders
-------------------------------------------------------------------------------------------------------------------
Total                             262,888                           $3.57                     1,499,112
-------------------------------------------------------------------------------------------------------------------

(1) Includes 213,388 options issued and outstanding under the 1999 Plan with an average exercise price of $4.24 per share, and 49,500 options issued and outstanding under the 2001 Outside Director Plan with an average exercise price of $0.68 per share.

(2) Includes 146,612 shares available for issuance under the 1999 Plan and 200,500 shares available for issuance under the 2001 Plan.

As of April 13, 2004, 360,000 options were authorized under the 1999 Plan and options to purchase 213,388 shares were outstanding and 146,612 options were available for future grants. As of April 11, 2004, 250,000 options were authorized under the 2001 Plan, 49,500 options to purchase shares had been granted and 200,500 options were available for future grants.

Security Ownership Of Certain Beneficial Owners And Management

The following tables sets forth information with respect to the beneficial ownership of each class of our securities as of April 13, 2004, respectively, by
(i) each of our directors, (ii) each of our executive officers, (iii) all of our directors and executive officers as a group and (iv) each person known to us to own more than 5% of any class of our securities:

                                                                                         PERCENT OF
         NAME AND ADDRESS OF BENEFICIAL OWNER                   NUMBER OF SHARES         CLASS (1)
---------------------------------------------------------------------------------------------------
Executive Officers and Directors:
---------------------------------------------------------------------------------------------------
Bruce Bendell...........................................         4,121,727 (2)              43.0%
---------------------------------------------------------------------------------------------------
David Edelstein.........................................            51,080 (3)(4)              *
---------------------------------------------------------------------------------------------------
Steven Hornstock .......................................            13,590 (5)                 *
---------------------------------------------------------------------------------------------------
Steven Nawi........................................... .            23,300 (6)                 *
---------------------------------------------------------------------------------------------------
Jeffrey Weiner..........................................           114,590 (7)               1.1%
---------------------------------------------------------------------------------------------------
All directors and executive officers as a group.........        4,324 ,287 (8)(9)           44.5%
---------------------------------------------------------------------------------------------------
Other 5% Stockholders:
---------------------------------------------------------------------------------------------------
Doron Cohen.............................................           511,892 (10)              5.4%
47 Parker Boulevard
Monsey, New York 10952
---------------------------------------------------------------------------------------------------

* Represents less than 1% of the outstanding shares of common stock.

(1) Based on 9,474,856 shares of common stock outstanding on April 13, 2004, 2004.

(2) Includes: (i) 5 shares of common stock owned by Mr. Bendell's wife and the following shares of common stock which Mr. Bendell has the right to acquire within 60 days: 22,500 shares of common stock which Mr. Bendell has the right to acquire upon the exercise of warrants; and (ii) options for 80,000 shares of common stock which are immediately exercisable.

(3) Includes options for 39,200 shares of common stock, which are immediately exercisable.

(4) Includes 1,980 shares of common stock owned by Mr. Edelstein's children.

(5) Includes 90 shares of common stock owned by Mr. Hornstock's wife and options for 9,000 shares of common stock, which are immediately exercisable.

(6) Includes 800 shares of common stock owned by N.A.W.I. Enterprises, a family corporation, and options for 13,500 shares of common stock, which are immediately exercisable.

(7) Includes options for 89,200 shares of common stock, which are immediately exercisable and 900 shares of common stock owned by Mr. Weiner's wife.

(8) Includes (i) 2,975 shares of common stock owned by immediate family members of directors and executive officers as a group, (ii) 22,500 shares of common stock that the directors and executive officers as a group have the right to acquire within 60 days and (iii) options for 230,900 shares of common stock which are immediately exercisable.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have retained the accounting firm of Marcum & Kliegman LLP to provide certain accounting and tax services for us and our subsidiary, Major Fleet. In 2003, we were billed approximately $75,000 by Marcum & Kliegman LLP for its services. Mr. Weiner, one of our directors, is the Managing Partner of Marcum & Kliegman LLP.

The Bendells have interests in several non-affiliated auto dealerships, including Five Towns Nissan, Bronx Automotive Group, HB Automotive, Mitsubishi of Hempstead and Major of Pennsylvania, for which we purchase cars and provide other services, and from which we buy vehicles. We charge a fee to offset any expenses incurred in providing our services. The volume of such transactions is immaterial to our operations, with such related-party sales aggregating approximately $5.3 million and such related-party purchases aggregating approximately $13.7 million in 2003. At December 31, 2003, these affiliated dealerships were indebted to us in an aggregate amount of approximately $2.1 million.

On December 11, 2000, we issued to M&K Equities, Ltd., a New York corporation ("M&K"), which is an affiliate of Jeffrey Weiner, a member of our Board of Directors, a senior subordinated secured promissory note in the principal amount of $2,000,000 in consideration for a $2,000,000 loan from M&K. The note was initially due on December 11, 2002 (the "Maturity Date") at a rate per annum of ten percent (10%). The Maturity Date of the note has been extended until January 3, 2005. The total amount outstanding at December 31, 2003 was $1,270,000. Interest under the note is payable in monthly installments with all outstanding principal and interest due on the Maturity Date. In order to induce M&K to make the loan, we also agreed to grant a lien on and security interest in all of our assets, other than our technology assets, as collateral security for the due payment and performance of all indebtedness, liabilities and obligations under the note, which collateral is set forth in a security agreement, subject to prior senior liens. Mr. Weiner also received options under the 1999 Plan to purchase 50,000 shares of our common stock at an exercise price of $2.35. The fair value ascribed to the options was approximately $95,000, based on the Black-Scholes option-pricing model. Such amount was recorded as a deferred charge and as additional paid-in-capital of stockholders equity. The amount of the deferred charge has been amortized over the initial term of the note, with the Company having charged $47,500 to operations in each of the years 2002 and 2001.

We purchase from and sell vehicles to Nawi Leasing, Inc., a company of which Steven Nawi is President. Mr. Nawi is a member of our Board of Directors. During the year 2003, there were no sales to Nawi Leasing, Inc. and purchases from Nawi Leasing, Inc. and its affiliates represented less than $60,000.

In connection with the acquisition of our Nissan dealership in Hempstead, New York, we obtained an option to acquire that dealership's land and building from the landlord who held the lease on that property. We exercised our option, but were unable to obtain the financing necessary to effect the purchase. Since the lease expiration was concurrent with the required property acquisition date and we were unsuccessful in obtaining an extension of the lease term, it became imperative to the Nissan dealership's operations to maintain its presence at that location. In order to ensure continuity of the dealership's operations, in a transaction approved by our Board of Directors, the Bendells agreed to personally acquire the property through a company they formed and lease it back to us. The result of this transaction was to eliminate the capitalized lease of approximately $3.6 million and the related liability of $3.0 million that we had recorded in connection with this property. The difference of $637,000, the book value of the purchase option, was recorded as a long-term related party receivable, which is included in other non-current assets. We entered into a lease with the new landlord for five years with a five-year renewal option for approximately the same monthly rental we were previously paying. The receivable will be repaid, ratably, through monthly payments over the remaining term of the lease, together with related interest at a market rate. Based on the report of an independent appraiser, the purchase option was recorded at its fair value and the monthly rent is at a market rate.

In unrelated transactions, in order to obtain floor plan financing at favorable rates, each of the Bendells has agreed to either guarantee certain of our floor plan debt or provide certain collateral in connection with our floor plan or other borrowings. Our Board of Directors agreed to obtain independent valuations the Credit Enhancements and pay each of the Bendells the fair value of his respective contributions. We engaged an independent valuation firm and received a preliminary valuation from such firm of $160,000 for the economic risk value of the Credit Enhancement. Accordingly, we accrued such amount as a liability in the third quarter of 2002. In the third quarter of 2003, our Board of Directors received additional indications that the value of the Credit Enhancement may approximate $450,000. As such, we accrued an additional $290,000 in the third quarter of 2003. In March 2004, our Board of Directors concluded that the $450,000, as accrued, was the appropriate value of the Credit Enhancement.

Harold Bendell has acquired the right to an off premises storage facility that was previously leased by us, on a month-to-month basis, from an independent third party. Accordingly, we are leasing such space from Mr. Bendell for $15,000 per month, approximately the same monthly rental we were paying to the prior landlord.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. All of the fees billed by our principal accountant, BDO Seidman, LLP, in 2003 and 2002 were audit fees incurred in connection with our annual audit and reporting on Forms 10-K and for reviews in connection with our quarterly reporting on Forms 10-Q. The aggregate fees billed for such services were $314,434 and $513,334 in 2003 and 2002, respectively.

Audit-Related Fees. There were no other audit-related services performed or fees billed by our principal accountant, BDO Seidman, LLP, in 2003 and 2002.

Tax Fees. There were no tax services performed or fees billed by our principal accountant, BDO Seidman, LLP, in 2003 and 2002.

All Other Fees. There were no other services performed or fees billed by our principal accountant, BDO Seidman, LLP, in 2003 and 2002.

Pre-Approval Policies. Pursuant to the rules and regulations of the Commission, before our independent accountant is engaged to render audit or non-audit services, the engagement must be approved by our Audit Committee or entered into pursuant to the Audit Committee's pre-approval policies and procedures. The policy granting pre-approval to certain specific audit and audit-related services and specifying the procedures for pre-approving other services is set forth in the Amended and Restated Charter of our Audit Committee.

ITEM. 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a) Exhibits

EXHIBIT NUMBER                             DESCRIPTION                               PAGE
--------------     ---------------------------------------------------------------   ----
3.1 (1)            Articles of Incorporation of Fidelity Holdings, Inc.,
                   ("Company") incorporated by reference to Exh ibit 3.1 of
                   Company's Registration Statement on Form 10-SB, as amended, filed with the Securities and Exchange Commission on
                   March 7, 1997.                                                    N/A

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

3.10 (14)          Certificate of Amendment to Articles of Incorporation of the
                   Company filed on December 12, 2000.                               N/A

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

10.3(i) (1)        First Amendment, dated September 30, 1996, to Agreement for
                   Purchase of Patents, dated November 14, 1995, incorporated by refrence to Exhibit 10.4 of Company's Registration Statement on

                   reference to Exhibit 10.4 of Company's Registration Statement
                   on Form 10-SB as amended, filed with the Securities and           N/A
                   Exchange Commission on March 7, 1997.

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

10.24 (2)          Letter of Intent, dated June 6, 1997, between the Company and
                   SouthWall Capital Corp. (formerly known as Sun Coast Capital

                   South Wall Capital Corp. (formerly known as Sun Coast Capital     N/A
                   Corp.)

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

10.73 (10)         Securities Purchase Agreement dated as of March 14, 2000, by and between Fidelity Holdings, Inc. and Strong River
                   Investments, Inc.                                                 N/A

10.74 (10)         Registration Rights Agreement dated as of March 14, 2000, by and between Fidelity Holdings, Inc. and Strong River
                   Investments, Inc.                                                 N/A

10.75 (10)         Lease Agreement dated as of January 28, 2000, by 80-02
                   Leasehold Company, L.P. and Mid-Atlantic Telecommunications,
                   Inc.                                                              N/A

10.76 (10)         Repurchase of Nissko Master Rights Agreement among Computer
                   Business Sciences Inc, Nissko L.P. and shareholders of Nissko
                   Telecom Ltd dated November 30, 1999.                              N/A

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

10.88 (15)         Senior Secured Promissory Note due December 31, 2003 dated July
                   31, 2001.

10.89 (16)         2001 Outside Director Stock Plan                                  N/A

10.90 (17)         Wholesale Security Agreement dated March 12, 2002 between
                   General Motors Acceptance Corporation and Major Chevrolet, Inc.

10.91 (17)         Letter from HSBC Bank, USA dated March 20, 2002 regarding floor
                   plan lines.                                                       N/A

10.92 (18)         Separation and Release Agreement by and among Bruce Bendell,
                   Fidelity Holdings, Inc., The Major Automotive Companies, Inc.,
                   Major Chevrolet, Inc., Major Motors of Hempstead, Inc., d/b/a
                   Mazda of Hempstead, Compass Dodge, Inc., and Compass
                   Lincoln-Mercury, Inc. and James R. Wallick.                       N/A

10.92 (19)         Amended Senior Secured Promissory Note due December 11, 2002
                   effective as of January 3, 2003.                                  N/A

10.93 (19)         Amended Security and Pledge Agreement dated December 11, 2000
                   between Fidelity Holdings, Inc. and M&K Equities, Ltd.            N/A

10.94 (20)         Employment Agreement dated July 24, 2003 by and between The
                   Major Automotive Companies, Inc. and Bruce Bendell.                -

10.95              Extension to Management Agreement by and between Major Fleet &
                   Leasing Corp. and Bruce Bendell and Harold Bendell dated March
                   25, 2004.                                                          -

10.96              Extension to Management Agreement by and between The Major
                   Automotive Companies, Inc. and Bruce Bendell and Harold Bendell
                   dated March 25, 2004.                                              -

10.97              Second Amended Senior Secured Promissory Note due December 11,
                   2002 effective as of January 3, 2003.                              -

10.98              Second Amended Security and Pledge Agreement dated December 11,
                   2000 between The Major Automotive Companies, Inc. and M&K
                   Equities, Ltd.                                                     -

14.1               Code of Ethics and Conduct                                         -

16.1 (5)           Letter from Peter C. Cosmas Co., CPAs, dated February 9, 1999.    N/A

21.1               List of Subsidiaries of the Company.                               -

23.1               Consent of BDO Seidman, LLP, Independent Accountants.              -

31.1               Certification of Chief Executive Officer and Acting Chief
                   Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
                   Act of 2002.                                                       -

32.1               Certification of Chief Executive Officer and Acting Chief
                   Financial Officer pursuant to Section 906 of the Sarbanes-Oxley    -
                   Act of 2002.

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

(11)               Previously filed with the Commission as
                   Exhibits to, and incorporated herein by
                   reference from, the Company's quarterly
                   report on Form 10-Q, dated August 21, 2000
                   (File No. 0-29182).

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

(14)               Previously filed with the Commission as
                   Exhibits to, and incorporated herein by
                   reference from, the Company's annual
                   report on Form 10-K, dated April 17,
                   2001 (File No. 0-29182).

(15)               Previously filed with the Commission as
                   Exhibits to, and incorporated herein by
                   reference from, the Company's quarterly
                   report on Form 10-Q, dated August 20, 2001
                   (File No. 0-29182).

(16)               Previously filed with the Commission as
                   an Exhibit to, and incorporated herein
                   by reference from, the Company's
                   definitive proxy statement on Schedule
                   14A, dated October 24, 2001 (File No.
                   0-29182).

(17)               Previously filed with the Commission as
                   Exhibits to, and incorporated herein by
                   reference from, the Company's annual
                   report on Form 10-K, dated April 16,
                   2002 (File No. 0-29182).

(18)               Previously filed with the Commission as
                   Exhibits to, and incorporated herein by
                   reference from, the Company's current
                   report on Form 8-K dated October 21,
                   2002 (File No. 0-29182).

(19)               Previously filed with the Commission as
                   Exhibits to, and incorporated herein by
                   reference from, the Company's annual
                   report on Form 10-K, dated April 15,
                   2003 (File No. 0-29182).

(20)               Previously filed with the Commission as
                   Exhibits to, and incorporated herein by
                   reference from, the Company's current
                   report on Form 8-K dated July 28, 2003
                   (File No. 0-29182).

(b)      Reports on Form 8-K

None.

(c)      Financial Statement and Financial Statement Schedule.

Our consolidated financial statements that we are filing as part of this Form 10-K are filed on pages F-1 to F-69 of this Form 10-K. The financial statement schedule required by Regulation S-X is filed on pages S-1 and S-2.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         The Major Automotive Companies, Inc.

Dated: April 14, 2004                    /s/ Bruce Bendell
                                         -----------------------------------
                                         Bruce Bendell,
                                         President, Chief Executive Officer and
                                         Acting Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

    SIGNATURE                                 TITLE                                   DATE
---------------------      ------------------------------------------------     ---------------
/s/ Bruce Bendell          President, Chief Executive Officer, Acting Chief     April 14, 2004
---------------------      Financial Officer and Director
Bruce Bendell

/s/ David Edelstein        Director                                             April 14, 2004
---------------------
David Edelstein

/s/ Steven Hornstock       Director                                             April 14, 2004
---------------------
Steven Hornstock

/s/Steven Nawi             Director                                             April 14, 2004
---------------------
Steven Nawi

/s/ Jeffrey Weiner         Director                                             April 14, 2004
--------------------
Jeffrey Weiner

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                               CONSOLIDATED FINANCIAL STATEMENTS
                                    YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                                                        CONTENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                             F-3

CONSOLIDATED FINANCIAL STATEMENTS:
  Balance sheets as of December 31, 2003 and 2002                              F-4
  Statements of operations for the years ended December 31, 2003,
    2002 and 2001                                                              F-5
  Statements of stockholders' equity for the years ended
    December 31, 2003, 2002 and 2001                                     F-6 - F-8
  Statements of cash flows for the years ended December 31, 2003,
    2002 and 2001                                                       F-9 - F-10
  Notes to consolidated financial statements                           F-11 - F-65

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
The Major Automotive Companies, Inc.
Long Island City, New York

We have audited the consolidated balance sheets of The Major Automotive Companies, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Major Automotive Companies, Inc. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

New York, New York
April 12, 2004

                                                     /s/ BDO Seidman, LLP
                                                     --------------------
                                                         BDO Seidman, LLP

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                                     CONSOLIDATED BALANCE SHEETS

                         December 31,                                     2003            2002
                         ------------                                 ------------    ------------
ASSETS
CURRENT:
   Cash and cash equivalents                                          $  1,003,137    $    796,074
   Short-term investment                                                   430,325         425,930
   Net investment in direct financing leases, current                      213,311         164,555
   Accounts receivable, net of allowance for doubtful accounts of
      $492,000 and $507,000                                             11,204,480      15,179,194
   Inventories                                                          50,257,955      46,520,973
   Due from related parties                                              2,515,749       1,130,966
   Other current assets                                                    277,942         506,435
                                                                      ------------    ------------
      TOTAL CURRENT ASSETS                                              65,902,899      64,724,127
NET INVESTMENT IN DIRECT FINANCING LEASES, NET OF CURRENT PORTION           62,773         233,937
PROPERTY AND EQUIPMENT, NET                                              4,899,059       4,938,545
DEFERRED INCOME TAXES                                                    1,576,000       1,576,000
GOODWILL                                                                13,589,000      13,589,000
DUE FROM OFFICER                                                         1,395,358       1,395,358
NOTES RECEIVABLE AND OTHER ASSETS                                          187,850         790,374
                                                                      ------------    ------------
                                                                      $ 87,612,939    $ 87,247,341
                                                                      ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable - floor plan                                         $ 49,599,366    $ 46,224,707
   Accounts payable                                                      7,761,992       6,727,578
   Accrued expenses                                                      4,955,215       6,991,326
   Current maturities of long-term debt                                    701,741         675,452
   Customer deposits and other current liabilities                         567,846         978,981
                                                                      ------------    ------------
        TOTAL CURRENT LIABILITIES                                       63,586,160      61,598,044
LONG-TERM DEBT, LESS CURRENT MATURITIES                                  7,156,125       7,701,700
                                                                      ------------    ------------
        TOTAL LIABILITIES                                               70,742,285      69,299,744
                                                                      ------------    ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value - 2,000,000 shares authorized; 0
      and 100,000 shares issued and outstanding                                  -               -
   Common stock, $.01 par value - 50,000,000 shares authorized;
      9,702,047 and 9,564,371 shares issued and 9,474,856 and
      9,337,180 shares outstanding in 2003 and 2002, respectively           97,020          95,643
   Additional paid-in capital                                           40,175,709      40,123,765
   Treasury stock, at cost                                              (1,963,764)     (1,963,764)
   Deficit                                                             (21,438,311)    (20,308,047)
                                                                      ------------    ------------
        TOTAL STOCKHOLDERS' EQUITY                                      16,870,654      17,947,597
                                                                      ------------    ------------
                                                                      $ 87,612,939    $ 87,247,341
                                                                      ============    ============

                    See accompanying notes to consolidated financial statements.

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                 Years ended December 31,                        2003             2002             2001
                 ------------------------                   -------------    -------------    -------------
REVENUES:
   Sales                                                    $ 380,298,852    $ 397,947,494    $ 375,114,505
   Cost of sales                                              319,655,160      333,809,386      314,506,772
                                                            -------------    -------------    -------------
        GROSS PROFIT                                           60,643,692       64,138,108       60,607,733
OPERATING EXPENSES                                             60,912,306       61,723,054       56,581,524
LITIGATION COSTS                                                        -        1,348,000        1,085,893
INTEREST EXPENSE, NET OF INTEREST INCOME                          779,732          961,826        1,141,792
                                                            -------------    -------------    -------------
        INCOME(LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)
           AND INCOME (LOSS) FROM DISCONTINUED OPERATIONS      (1,048,346)         105,228        1,798,524
INCOME TAX EXPENSE (BENEFIT)                                       81,918          190,000         (291,000)
                                                            -------------    -------------    -------------
              INCOME (LOSS) FROM CONTINUING OPERATIONS         (1,130,264)         (84,772)       2,089,524
INCOME (LOSS) FROM DISCONTINUED OPERATIONS (NET OF INCOME
   TAX BENEFIT)                                                         -         (206,000)         590,000
                                                            -------------    -------------    -------------
NET INCOME (LOSS)                                           $  (1,130,264)   $    (290,772)   $   2,679,524
                                                            =============    =============    =============
Income (loss) per common share - continuing operations:
      Basic                                                 $       (0.12)   $       (0.01)   $        0.32
      Diluted                                                       (0.12)           (0.01)            0.24
                                                            =============    =============    =============
Income (loss) per common share - discontinued operations:
      Basic                                                         $   -    $       (0.02)   $        0.09
      Diluted                                                           -            (0.02)            0.07
                                                            =============    =============    =============
Net income (loss) per common share:
   Basic                                                    $       (0.12)   $       (0.03)   $        0.41
   Diluted                                                          (0.12)           (0.03)            0.31
                                                            =============    =============    =============
Average number of shares used in computation:
      Basic                                                     9,436,969        8,947,332        6,558,356
      Diluted                                                   9,436,969        8,947,332        8,662,976
                                                            =============    =============    =============

                    See accompanying notes to consolidated financial statements.

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 2003, 2002 and 2001

                                                   Preferred stock               Common stock             Treasury stock
                                               ----------------------     ------------------------    ----------------------
                                                Shares         Amount        Shares        Amount      Shares       Amount
                                               --------       -------     -----------    ---------    --------   ------------
BALANCE, DECEMBER 31, 2000                      500,000       $ 5,000      26,085,698    $ 260,859     162,417   $  (894,970)
Net income                                            -             -               -            -           -             -
One-for-five reverse split                            -             -     (20,868,558)    (208,686)   (129,934)            -
Issuance of common stock for:
   Services                                           -             -          98,800          989           -             -
   Business combinations                              -             -         427,120        4,271           -             -
   Litigation                                         -             -         472,600        4,723           -             -
   Stock compensation, net of deferred
      amounts                                         -             -             900            9           -             -
Redemption of warrants in connection with
   private placements                                 -             -               -            -           -             -
Purchase of treasury stock                            -             -               -            -     194,708    (1,068,794)
Conversion from preferred                      (400,000)       (4,000)      1,777,778       17,778           -             -
Stock options granted                                               -               -            -           -             -
Amortization of deferred income                       -             -               -            -           -             -
                                               --------       -------     -----------    ---------    --------   -----------
BALANCE, DECEMBER 31, 2001 (CARRIED FORWARD)    100,000         1,000       7,994,338       79,943     227,191    (1,963,764)
                                               ========       =======     ===========    =========    ========   ===========

                                                                               Cumulative
                                                Additional      Retained        currency        Unearned        Total
                                                 paid-in        earnings       translation    stock-based   stockholders'
                                                 capital        (deficit)      adjustment     compensation      equity
                                               ------------   -------------    -----------    ------------  -------------
BALANCE, DECEMBER 31, 2000                     $39,210,271    $(22,696,799)     $       -      $(284,391)    $15,599,970
Net income                                               -       2,679,524              -              -       2,679,524
One-for-five reverse split                         208,686               -              -              -               -
Issuance of common stock for:
   Services                                        200,516               -              -              -         201,505
   Business combinations                            (4,271)              -              -              -               -
   Litigation                                      250,932               -              -              -         255,655
   Stock compensation, net of deferred
      amounts                                        2,007               -              -              -           2,016
Redemption of warrants in connection with
   private placements                             (150,000)              -              -              -        (150,000)
Purchase of treasury stock                               -               -              -              -      (1,068,794)
Conversion from preferred                          (13,778)              -              -              -               -
Stock options granted                              260,000               -              -              -         260,000
Amortization of deferred income                          -               -              -        168,445         168,445
                                               -----------    ------------      ---------      ---------     -----------
BALANCE, DECEMBER 31, 2001 (CARRIED FORWARD)    39,964,363     (20,017,275)             -       (115,946)     17,948,321
                                               ===========    ============      =========      =========     ===========

                    See accompanying notes to consolidated financial statements.

                                                  THE MAJOR AUTOMOTIVE COMPANIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 2003, 2002 and 2001

                                                    Preferred stock       Common stock            Treasury stock
                                                   -----------------   -------------------     --------------------     Additional
                                                    Shares    Amount     Shares     Amount      Shares     Amount    paid-in capital
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001 (BROUGHT FORWARD)       100,000   $ 1,000   7,994,338   $79,943     227,191  $(1,963,764)    $39,964,363
Net loss                                                 -         -           -         -           -            -               -
Issuance of common stock for:
   Settlement of litigation                              -         -     225,000     2,250           -            -         159,750
   Stock compensation, net of deferred
      amounts                                            -         -      16,200       162           -            -          11,940
Cancellation of shares                                   -         -      (4,500)      (45)          -            -              45
Conversion of preferred stock                     (100,000)   (1,000)  1,333,333    13,333           -            -         (12,333)
Amortization of deferred income                          -         -           -         -           -            -               -
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002 (CARRIED FORWARD)             -         -   9,564,371    95,643     227,191   (1,963,764)     40,123,765
===================================================================================================================================

                                                                   Cumulative
                                                   Retained         currency      unearned       Total
                                                   earnings        translation   stock-based  stockholders'
                                                   (deficit)       adjustment   compensation     equity
-----------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001 (BROUGHT FORWARD)     $(20,017,275)      $      -      $(115,946)  $ 17,948,321
Net loss                                             (290,772)             -              -       (290,772)
Issuance of common stock for:
   Settlement of litigation                                 -              -              -        162,000
   Stock compensation, net of deferred
      amounts                                               -              -              -         12,102
Cancellation of shares                                      -              -              -              -
Conversion of preferred stock                               -              -              -              -
Amortization of deferred income                             -              -        115,946        115,946
----------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002 (CARRIED FORWARD)      (20,308,047)             -              -     17,947,597
==========================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                  THE MAJOR AUTOMOTIVE COMPANIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 2003, 2002 and 2001

                                               Preferred stock        Common stock             Treasury stock
                                              -----------------   ----------------------     --------------------     Additional
                                               Shares    Amount    Shares       Amount        Shares     Amount     paid-in capital
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002 (BROUGHT FORWARD)        -   $     -   9,564,371   $   95,643     227,191  $(1,963,764)    $40,123,765
Net loss
Issuance of common stock for:
   Settlements of litigation                                        119,676        1,197                                   38,803
   Stock compensation, net of deferred
      amounts                                                        18,000          180                                   13,141
Cancellation of shares
Conversion of preferred stock
Amortization of deferred income
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003                          -         -   9,702,047   $   97,020     227,191  $(1,963,764)    $40,175,709
=================================================================================================================================

                                                                       Cumulative
                                                       Retained         currency      unearned       Total
                                                       earnings        translation   stock-based  stockholders'
                                                      (deficit)        adjustment   compensation     equity
----------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002 (BROUGHT FORWARD)         $(20,308,047)     $         -  $          -  $  17,947,597
Net loss                                               (1,130,264)                                   (1,130,264)
Issuance of common stock for:
   Settlements of litigation                                                                             40,000
   Stock compensation, net of deferred
      amounts                                                                                            13,321
Cancellation of shares
Conversion of preferred stock
Amortization of deferred income
---------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003                           $(21,438,311)     $         -  $          -  $  16,870,654
===============================================================================================================

                    See accompanying notes to consolidated financial statements.

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,                                              2003                  2002                 2001
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                               $ (1,130,264)        $   (290,772)        $  2,679,524
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Amortization of intangible assets                                     -              395,000              679,000
        Depreciation                                                    362,405              397,947              190,313
        Stock-based compensation                                              -              115,946              430,461
        Discontinued operations                                               -              206,000                    -
        Stock issuance for services and other                            53,321              162,000              201,505
        Bad debt expense                                                250,000              235,000              500,000
        (Increase) decrease in assets:
           Net investment in direct financing leases                    122,408              (72,317)             168,867
           Accounts receivable                                        3,724,715              329,902           (8,165,905)
           Inventories                                               (3,736,982)         (13,847,072)          14,791,360
           Other assets                                                (560,598)           1,120,535             (888,378)
        Increase (decrease) in liabilities:
           Accounts payable                                           1,034,414           (2,590,832)           4,783,932
           Accrued expenses                                          (2,036,112)           1,040,564            1,216,583
           Floor plan notes payable                                   3,374,659           12,260,804          (11,250,541)
           Customer deposits and other liabilities                     (411,135)             208,310               22,708
-------------------------------------------------------------------------------------------------------------------------
              NET CASH PROVIDED BY (USED IN) OPERATING
                ACTIVITIES                                            1,046,831             (378,985)           5,359,349
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                 (398,358)             (49,760)            (296,548)
   Proceeds from certificate of deposit                                   4,395                    -                    -
   Proceeds from sale of leased equipment                                73,481                    -                    -
   Business combinations                                                      -                    -              (70,000)
-------------------------------------------------------------------------------------------------------------------------
                NET CASH USED IN INVESTING ACTIVITIES                  (320,482)             (49,760)            (366,548)
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                               -                    -            3,429,499
   Payments of long-term debt                                          (519,286)          (2,888,656)          (3,841,432)
   Decrease in notes payable                                                  -                    -           (1,250,001)
   Payments from officers                                                     -              200,191                    -
   Capital lease reduction                                                    -             (111,643)                   -
   Loans to officers                                                          -                    -             (766,214)
   Purchase of treasury stock                                                 -                    -           (1,068,794)
-------------------------------------------------------------------------------------------------------------------------
              NET CASH USED IN FINANCING ACTIVITIES                    (519,286)          (2,800,108)          (3,496,942)
-------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    207,063           (3,228,853)           1,495,859
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            796,074            4,024,927            2,529,068
-------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                             $  1,003,137         $    796,074         $  4,024,927
=========================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,                                          2003               2002              2001
-----------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
      Interest                                                 $ 2,643,773        $ 2,011,288         $ 2,504,608
      Income taxes                                                 123,967             52,000              50,000
   Noncash financing activities:
      Notes issued for redemption of warrants                            -                  -             150,000
      Common stock issued as stock compensation                     13,321             12,002             430,461
      Common stock issued for settlement of litigation              40,000            162,000                   -
      Common stock issued for business combinations and
        services                                                         -                  -             457,160
      Capital lease obligations                                          -         (3,000,000)                  -
=================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)      Nature of Business

         The Major Automotive Companies, Inc. (the "Company"), formerly known as Fidelity Holdings, Inc., was incorporated under the laws of the State of Nevada on November 7, 1995. The Company is structured as a holding company that has an automotive division and had a technology division that included computer telephony, telecommunication operations and plastics and utility operations. On November 3, 2000, the Board of Directors determined to divest the Company's non-automotive division (see Note 15). As a result of treating the divestiture as discontinued operations, the Company operates in one segment.

(b)      Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of The Major Automotive Companies, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts, transactions and profits have been eliminated.

(c)      Earnings (Loss) per Share

         The Company has presented basic and diluted earnings (loss) per share, where applicable. Basic earnings (loss) per share excludes potential dilution and is calculated by dividing income (loss) available to common stockholders by the weighted average number of outstanding common shares. Diluted earnings per share incorporates, in periods in which they have a dilutive effect, the potential dilutions from all potential dilutive securities that would have reduced earnings per share.

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         A reconciliation of shares used in calculating basic and diluted earnings per share is as follows:

Year ended December 31,              2003          2002          2001
-----------------------            --------     ---------     ---------
Basic                             9,436,969     8,947,332     6,558,356
Effect of assumed
   conversions of options,
   preferred stock and
   warrants                               -             -     2,104,620
                                  ---------     ---------     ---------
Diluted                           9,436,969     8,947,332     8,662,976
                                  =========     =========     =========

         Potential common shares of 411,413 and 385,163 related to the Company's outstanding stock options and warrants were excluded from the computation of diluted net loss per shares for the years ended December 31, 2003 and 2002, respectively, because their effect on net loss per share is anti-dilutive.

(d)      Cash Equivalents and Short-term Investment

         Cash equivalents consist of highly liquid investments, principally money market accounts with a maturity of three months or less at the time of purchase. Cash equivalents are stated at cost, which approximates market value. At December 31, 2003 and 2002, the Company had an investment in a certificate of deposit with a financial institution. The amount shown at the balance sheet date is at the fair value of the investment, which approximates its cost.

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(e)      Contracts in Transit

         Contracts in transit represent customer finance contracts evidencing loan agreements or lease agreements between the Company, as creditor, and the customer, as borrower, to acquire or lease a vehicle in situations where a third-party finance source has given the Company initial, non-binding approval to assume the Company's position as creditor. Funding and final approval from the finance source is provided upon the finance source's review of the loan or lease agreement and related documentation executed by the customer at the dealership. These finance contracts are typically funded within ten days of the initial approval of the finance transaction given by the third-party finance source. The finance source is not contractually obligated to make the loan or lease to the customer until it gives its final approval and funds the transaction, and until such final approval is given, the contracts in transit represent amounts due from the customer to the Company. Contracts in transit are included in receivables on the accompanying consolidated balance sheets and totaled $6.7 million at December 31, 2003 and $7.8 million at December 31, 2002.

(f)      Accounts Receivable

         Accounts receivable consist primarily of amounts due from fleet sales, amounts due from manufacturers for repair services performed on vehicles with a remaining factory warranty and amounts due from third parties from the sale of parts. Management believes that there is minimal risk of uncollectibility on warranty receivables. The Company evaluates fleet sales, parts and other receivables for collectibility based on the age of the receivable, the credit history of the customer and past collection experience.

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

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company arranges financing for customers through various financial institutions and receives a commission from the lender equal to the difference between the interest rates charged to customers over the predetermined interest rates set by the financing institution. The Company may be assessed a chargeback fee in the event of early cancellation of a loan by the customer. Finance commission revenue is recorded net of estimated chargebacks at the time the related contract is placed with the financial institution.

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

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(l)      Goodwill

         Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." Among other provisions, SFAS No. 141 provides guidance regarding the recognition and measurement of goodwill and other acquired intangible assets. For acquisitions after July 1, 2001, the provisions of SFAS No. 141 require separate recognition of intangible assets acquired if the benefit of the asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented, or exchanged. Goodwill is recognized to the extent that the purchase price of the acquisition exceeds the estimated fair value of the net assets acquired, including other identifiable intangible assets.

         Effective January 1, 2002, the Company also adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." Among other things, SFAS No. 142 no longer permits the amortization of goodwill or intangible assets with indefinite lives, but requires that the carrying amount of such assets be reviewed for impairment and reduced against operations if they are found to be impaired. Prior to the adoption of SFAS No. 142, goodwill and intangible assets acquired prior to July 1, 2001 were amortized over various periods up to 40 years. Effective January 1, 2002, such amortization ceased. The following table shows the effect on net income (loss) and net income (loss) per share for the years ending December 31, 2002 and 2001 as if the provisions of SFAS No. 142 eliminating goodwill amortization had been applied as of January 1, 2000.

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Year ended December 31,                              2003            2002          2001
       -----------------------                         ------------   ------------   ------------
Income (loss) from continuing operations, as
    reported                                           $ (1,130,264)  $    (84,772)  $  2,089,524

Add back:  amortization of goodwill, net of tax                   -              -        472,000
                                                       ------------   ------------   ------------
           Income (loss) from continuing
                 operations, as adjusted                 (1,130,264)       (84,772)     2,561,524
Income (loss) from discontinued operations (net of
    income tax benefit of $0, $138,000 and
    $590,000)                                                     -       (206,000)       590,000
                                                       ------------   ------------   ------------
Net income (loss), as adjusted                         $ (1,130,264)  $   (290,772)  $  3,151,524
                                                       ============   ============   ============
Basic earnings (loss) per share:

           Reported net income (loss)                  $      (0.12)  $      (0.03)  $       0.41
           Amortization of goodwill, net of tax                   -              -           0.07
                                                       ------------   ------------   ------------
           Basic earnings (loss) per share, as
                 adjusted                              $      (0.12)  $      (0.03)  $       0.48
                                                       ============   ============   ============
Diluted earnings (loss) per share:
           Reported net income (loss)                  $      (0.12)  $      (0.03)  $       0.31
           Amortization of goodwill, net of tax                   -              -           0.05
                                                       ------------   ------------   ------------
Diluted earnings (loss) per share, as adjusted         $      (0.12)  $      (0.03)  $       0.36
                                                       ============   ============   ============
Average number of shares used in computation:
           Basic                                          9,436,969      8,947,332      6,558,356
           Diluted                                        9,436,969      8,947,332      8,662,976
                                                       ============   ============   ============

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company completed the impairment tests required by SFAS No. 142 for goodwill. In order to evaluate goodwill for impairment, the Company compared the carrying value to the fair value of the underlying businesses. Based on the results of the tests, no impairment was indicated for goodwill. The Company will continue to test goodwill for impairment annually, or more frequently if events or circumstances indicate possible impairment. As of December 31, 2003 and 2002, the carrying amount of goodwill was $13,589,000.

(m)      Long-lived Assets

         Long-lived assets, such as ongoing client relationships and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flow resulting from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. In connection with the discontinued operations, in 2000 the Company took an impairment charge of approximately $13.6 million (see Note 15).

(n)      Fair Value Disclosures

         The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, short-term investments, notes and accounts receivable, inventories, accounts payable, and notes payable - floor plan approximate fair value because of the immediate or short-term maturity of these financial instruments.

         The fair value of long-term debt is estimated based on current rates offered to the Company for similar debt.

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(p)      Stock-Based Compensation

         In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure". SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to provide alternate methods of transition for companies electing to voluntarily change to the fair value method of accounting for stock-based compensation and also amends the disclosure provisions of SFAS No. 123. The provisions of SFAS No. 148 are effective for fiscal years ending December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148 and No. 123.

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company accounts for its stock option rewards to employees under the intrinsic value based method of accounting prescribed by the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. In accordance with those provisions, because the exercise price of all options granted under those plans equaled the market value of the underlying stock at the grant date, no stock-based employee compensation cost is recorded. Using the Black-Scholes option pricing model for all options granted, the following table illustrates the effect on net income
         (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No 123, "Accounting for Stock-Based Compensation, to stock-based employee compensation:

Year ended December 31,                                 2003           2002           2001
-----------------------                             -----------    -----------    -----------
Reported net income
  (loss)                                            $(1,130,264)   $  (290,772)   $ 2,679,524
Add: Stock-based compensation
  included in reported net
  income (loss), net of tax                              18,000        162,000        631,966
Deduct: Fair value compensation cost,
  net of tax                                            (18,000)      (174,624)      (650,738)
                                                    -----------    -----------    -----------
Pro forma net income (loss)                         $(1,130,264)   $  (303,396)   $ 2,660,752
                                                    ===========    ===========    ===========
Basic net income (loss) per share:
  Reported net income (loss)                        $      (.12)   $      (.03)   $       .41
  Pro forma net income (loss)                              (.12)          (.03)           .41
                                                    ===========    ===========    ===========
Diluted net income (loss) per share:
  Reported net income (loss)                        $      (.12)   $     ( .03)   $       .41
  Pro forma net income (loss)                              (.12)         ( .03)           .31
                                                    ===========    ===========    ===========

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The weighted average fair value of options granted or assumed was $.62, $.68 and $1.13 per share in 2003, 2002 and 2001, respectively. The fair value of each option granted during 2003, 2002 and 2001 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                              2003           2002            2001
                            --------       --------        --------
Dividend yield                     0%             0%              0%
Risk free interest rate          4.0            4.0             5.7
Expected lives              10 years       10 years        10 years
Volatility                       104%           104%            104%

(q)      Effect of Recently Issued Accounting Standards

         In November 2002, the FASB reached a consensus regarding EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The guidance provided by EITF 00-21 is effective for contracts entered into on or after July 1, 2003. The adoption of EITF 00-21 had no effect on the Company's financial position or results of operations.

         In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others". FIN 45 requires the recognition of a liability for certain guarantees issued after December 31, 2002, or for modifications made after December 31, 2002 to previously issued guarantees, and clarifies disclosure requirements for certain guarantees. The disclosure provisions of FIN 45 are effective for fiscal years ended after December 15, 2002. The adoption of this statement had no impact on the Company's financial statements.

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of APB No. 50." FIN 46 requires the consolidation of certain variable interest entities by the primary beneficiary if the equity investors do not have a controlling financial interest or sufficient equity at risk to finance the entities' activities without additional subordinated financial support of other parties. The provisions of FIN 46 are effective for all variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to that date, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 had no impact on the Company's consolidated results of operations, financial position or cash flows.

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement, which is generally effective for contracts entered into or modified after June 30, 2003, had no effect on the Company's financial position or results of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement had no impact on the Company's financial statements.

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In November 2003, the EITF reached a consensus on EITF Issue No. 03-10, "Application of Issue No. 02-16 to Resellers to Sales Incentives Offered to Consumers by Manufacturers." EITF Issue 03-10 provides guidance on how to account for sales incentive arrangements provided by manufacturers directly to consumers and accepted by resellers. The provisions of EITF Issue 03-10 apply to fiscal years beginning after November 25, 2003. The adoption of EITF Issue 03-10 is not expected to have a material impact on the Company's financial statements.

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         For the years ended December 31, 2003, 2002 and 2001, aggregate floor plan assistance now included in cost of sales was $1,195,534, $1,294,109 and $986,635, respectively.

         The Company expenses the costs associated with advertising as incurred. Advertising assistance received from manufacturers for the years ended December 31, 2003, 2002 and 2001, now included in cost of sales was $723,111, $714,216 and $357,042, respectively.

         Advertising expense for the years ended December 31, 2003, 2002 and 2001, included in operating expense was $15,768,832, $14,453,062 and $11,450,855, respectively.

(s)      Reclassifications

         Certain reclassifications were made to the prior years to conform with the current year's presentation.

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2.       NOTE RECEIVABLE OFFICER/ STOCKHOLDER

         The Company held a note from one officer/stockholder in the amount of $1,395,358 at December 31, 2003 and 2002. The note is non-interest bearing and is classified as long term.

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. NET INVESTMENT IN DIRECT FINANCING LEASES

Components of the net investment in direct financing leases is as follows:

                           December 31,                                     2003         2002
                           ------------                                  ---------    ---------
Total minimum lease payments to be received                              $ 244,829    $ 408,526
Estimated residual value of leased property                                 71,750       69,250
Unearned income                                                            (40,495)     (79,284)
                                                                         ---------    ---------
                                                                           276,084      398,492
Less:  Current portion                                                    (213,311)    (164,555)
                                                                         ---------    ---------
Net investment in direct financing leases, net of current portion        $  62,773    $ 233,937
                                                                         =========    =========

Future minimum lease payments receivable at December 31, 2003 are as follows:

Year ending December 31,                                               Amount
------------------------                                              --------
2004                                                                  $204,285
2005                                                                    32,428
2006                                                                     8,116
                                                                      --------
      Total                                                           $244,829
                                                                      ========

4. INVENTORIES

Inventories consist of the following:

        December 31,                               2003                2002
        ------------                           -----------         -----------
New automobiles                                $16,339,679         $15,794,564
New trucks and vans                             15,785,288          11,733,652
Used automobiles and trucks                     16,618,207          17,148,771
Parts and accessories                            1,473,761           1,832,196
Other                                               41,020              11,790
                                               -----------         -----------
                                               $50,257,955         $46,520,973
                                               ===========         ===========

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

         December 31,                  2003           2002            Lives
         ------------              -----------    -----------       ---------
Land                               $ 2,400,000    $ 2,400,000               -
Building                             1,000,000      1,000,000        20 years
Leasehold improvements               1,505,485      1,826,822        15 years
Furniture and fixtures               1,130,984        766,409       3-7 years
Equipment                            1,441,160      1,051,845       3-7 years
                                   -----------    -----------       ---------
                                     7,477,629      7,045,076
Less: Accumulated depreciation
          and amortization          (2,578,570)    (2,106,531)
                                   -----------    -----------       ---------
                                   $ 4,899,059    $ 4,938,545
                                   ===========    ===========       =========

Depreciation expense was $362,405, $397,947 and $190,313 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

The provision (benefit) for taxes on income, including amounts relating to the loss from discontinued operations of $(138,000) and $(590,000) in 2002 and 2001, respectively, is as follows:

Year ended December 31,       2003         2002        2001
-----------------------     ---------   ---------   ----------
Federal:
   Current                  $       -   $       -   $       -
   Deferred                         -           -    (867,000)
State:
   Current                     82,000      52,000      50,000
   Deferred                         -           -     (64,000)
                            ---------   ---------   ---------
        Total               $  82,000   $  52,000   $(881,000)
                            =========   =========   =========

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation between the amount computed by applying the Federal statutory rate to income (loss) from continuing and discontinued operations before income taxes and the actual income tax expense was as follows:

                   Year ended December 31,                              2003           2002           2001
                   -----------------------                          ------------   ------------   ------------
Amount using the statutory Federal tax rate                         $  (356,000)   $   (81,000)   $   611,000
Losses of discontinued operations that can not be utilized                    -              -       (590,000)
State and local income taxes, net of Federal tax benefit                 54,000         34,000         (9,000)
Nondeductible amortization of goodwill                                        -              -        162,000
Change in valuation allowance on deferred tax asset                     410,000         96,000     (1,071,000)
Other, net                                                              (26,000)         3,000         16,000
                                                                    -----------    -----------    -----------
Provision (benefit) for taxes on income                             $    82,000    $    52,000    $  (881,000)
                                                                    ===========    ===========    ===========

The components of the net deferred tax assets were as follows:

                                                            2003             2002
                                                        ------------     ------------
Current deferred assets:
   Net operating loss carryforwards                     $   910,000      $   554,000
   Reserves and accruals not deductible until paid        1,791,000        1,721,000
   Capital loss carryforward                                517,000          502,000
   Goodwill                                                (244,000)        (149,000)
   Other                                                    331,000          267,000
Less: Valuation allowance                                (1,729,000)      (1,319,000)
                                                        -----------      -----------
Total current deferred tax assets                       $ 1,576,000      $ 1,576,000
                                                        ===========      ===========

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2003, the Company had available domestic Federal net operating loss carryforwards primarily related to continuing operations of approximately $1.6 million and state and local net operating losses of approximately $6.0 million, which begin to expire in the year 2012. The Company believes that valuation allowances to offset portions of deferred tax assets are necessary since the realization of such deferred tax assets is not assured.

7. SECURED LINES OF CREDIT AND FLOOR PLAN NOTES PAYABLE

Secured Lines of Credit

The Company has two lines of credit ("Lines") with a bank for a total availability of $3,000,000. The interest rate is a variable rate based on the bank's prime rate of interest. Interest is payable monthly.

The Lines are collateralized by a first security interest in all assets of The Major Automotive Companies, Inc. and the personal guarantees of Bruce Bendell, the Company's President, CEO and Acting Chief Financial Officer, and his brother, Harold Bendell, each of whom will be limited to 50% of the total obligation to the bank.

As of December 31, 2003 and 2002, there was no outstanding balance on the Lines.

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

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2001, Chrysler Financial Company, LLC ("CFC"), one of the Company's primary floor plan credit sources for approximately $30 million for the financing of vehicle inventory, notified the Company that CFC had re-evaluated its credit and lending relationship with the Company and was requiring the Company to seek a replacement lending institution to refinance and replace all existing CFC credit facilities. Consequently, in March 2002, the Company entered into a floor plan financing arrangement with General Motors Acceptance Corporation ("GMAC") for GMAC to provide the floor plan credit for the financing of the Company's Chevrolet dealership's new and used vehicle inventory. This is the flagship dealership of the Company's operations and accounted for more than 30% of the Company's new vehicle revenues and more than 80% of the Company's consolidated used vehicle revenues in the year 2002. Additionally, in March 2002, the Company entered into a credit agreement with HSBC Bank, USA ("HSBC") pursuant to which HSBC is providing the floor plan credit for the financing of the Company's Chrysler/Jeep, Dodge and Kia dealerships' new and used vehicle inventory. As a result of the GMAC and HSBC credit facilities, the Company completed the replacement of financing for all the dealerships that were previously financed by CFC.

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

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management believes that the terms of each of these new floor plan lines, including interest rates, are more favorable than those of each of the lines they replaced. Bruce Bendell has agreed, temporarily, to guarantee these obligations. The Company has agreed to compensate Mr. Bendell for the fair market value of such credit enhancement (see Note 12).

Outstanding borrowings under floor plan financing arrangements amounted to $49,599,366 and $46,224,707 at December 31, 2003 and 2002, respectively. The floor plan arrangements grant a security interest in the vehicles financed as well as the related sales proceeds. Interest rates on the floor plan agreements are variable and increase or decrease based on movement in LIBOR or prime borrowing rates. Floor plan interest for the years ended December 31, 2003, 2002 and 2001 was $2,187,296, $1,695,960 and $2,349,451, respectively. Interest rates in effect in the year 2003 ranged between 3.5% and 5.5%. At December 31, 2003, committed capacity of the facilities was approximately $50 million.

8. LONG-TERM DEBT

One lender has advanced funds to the Company's leasing subsidiary in the form of notes payable to finance leased vehicles. Interest on each note is charged depending on the prime rate in effect at the time the vehicle is leased and remains constant over the term of the lease. Applicable rates at December 31, 2003 ranged between 4.0% and 7.8%. Equal monthly installments are paid over the term of the lease (which range from 12 to 60 months), together with a final balloon payment, if applicable. These loans are collateralized by the vehicles.

On May 14, 1998, the Company borrowed $7.5 million from Falcon Financial, LLC (an unrelated party) to finance the Major Auto Acquisition (see Note 9). The term of the loan is for fifteen years with interest at 10.18%. Payments of principal and interest of $81,423 are due monthly.

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 8, 2000, Doron Cohen, former President, CEO and a Director of the Company, signed a Separation and Release Agreement (the "Agreement") with the Company. Assuming compliance with its provisions, the Agreement provides for periodic payments to and a forgiveness of indebtedness from Mr. Cohen in an aggregate amount of $1,710,067. The total amount of the payments is $662,000 and the potential forgiveness of Mr. Cohen's indebtedness to the Company aggregates $1,048,067. The payments began in August 2000. Based on the report of an independent appraiser, the Company recorded a deferred charge of $840,000 (included in other assets) as the value of the noncompete and other provisions of the Agreement, which relates to continuing operations of the Company. This amount has been fully amortized over twenty-four months starting August 2000.

Additionally, the Company has accrued the liability for the remaining payments due to Mr. Cohen.

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 11, 2000 the Company issued to M&K Equities, Ltd. ("M&K"), an affiliate of a director of the Company, a senior subordinated promissory note in the principal amount of $2,000,000 in exchange for a $2,000,000 loan from M&K. The terms of the note required payment of the $2,000,000 principal on December 11, 2002. The date of such repayment has been extended to January 2, 2005. In 2003 and 2002 the Company made principal payments of $600,000 and $130,000, respectively, towards this note, leaving a balance at December 31, 2003 of $1,270,000. The note requires monthly interest payments at a rate of 10% per annum. In order to induce M&K to make the loan, the Company granted to M&K a lien on, and a security interest in, all of its non-technology assets, subject to prior senior liens. The director also received options under the 1999 Employee Stock Option Plan to purchase 50,000 shares of the Company's common stock at an exercise price of $2.35 per share. The fair value ascribed to the options was approximately $95,000 based on the Black-Scholes option-pricing model; such amount was recorded as a deferred charge and as additional paid-in capital of stockholders' equity. The amount of the deferred charge has been amortized over the initial term of the note, with the Company having charged $47,500 to operations in each of the years 2002 and 2001.

Long-term debt consists of the following:

          December 31,                2003          2002
          ------------             ----------   ----------
Leasing notes payable              $  570,436   $  560,677
Falcon loan payable                 5,934,097    6,287,308
Note payable to former president       83,333      129,167
M&K Equities note payable           1,270,000    1,400,000
                                   ----------   ----------
                                    7,857,866    8,377,152
Less:  Current portion                701,741      675,452
                                   ----------   ----------
                                   $7,156,125   $7,701,700
                                   ==========   ==========

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities are as follows:

December 31,
------------
2004                                                                $  701,741
2005                                                                 2,045,516
2006                                                                   478,748
2007                                                                   529,824
2008                                                                   586,350
Thereafter                                                           3,515,687
                                                                    ----------
                                                                    $7,857,866
                                                                    ==========

9. BUSINESS COMBINATIONS

On April 21, 1997, the Company, through a wholly-owned subsidiary, Major Acquisition Corp., entered into a merger agreement with The Major Automotive Group Inc. ("Major Auto") and its sole stockholder, Bruce Bendell, the Company's President, Chief Executive Officer and Chairman. Pursuant to the Merger Agreement, Bruce Bendell contributed to Major Auto all of his shares of common stock of Major Chevrolet Inc., Major Subaru Inc., Major Dodge Inc. and Major Chrysler, Plymouth, Jeep Eagle Inc. Major Acquisition Corp. then acquired from Bruce Bendell all of the issued and outstanding shares of common stock of Major Auto in exchange for shares of a new class of the Company's preferred stock. Major Acquisition Corp. purchased the remaining 50% of the issued and outstanding shares of common stock of Major Dodge Inc. and Major Chrysler, Plymouth, Jeep Eagle Inc. from Harold Bendell, Bruce Bendell's brother, for $4 million in cash pursuant to a stock purchase agreement. In addition, Major Acquisition Corp. acquired two related real estate components (the "Major Real Estate", defined hereinafter) from Bruce Bendell and Harold Bendell (collectively "the Bendells") for $3 million.

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The preferred stock issued to Bruce Bendell is designated as the "1997-MAJOR Series of Convertible Preferred Stock." It had voting rights and was convertible into the Company's common stock (the "Common Stock"). The minimum number of shares of Common Stock into which the new class is convertible is 810,000 shares. By February 28, 2002, Mr. Bendell has converted all of the shares of this preferred stock into 3,471,111 shares of Common Stock (see Note 14). The foregoing acquisitions from Major Auto and Harold Bendell are collectively referred to herein as the "Major Auto Acquisition."

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

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2001, the Company acquired a Suzuki franchise and certain Suzuki vehicles and parts from Hempstead F.S. Motors, Ltd. and a debtor-in-possession. The purchase price of $309,877 out of a total deposit of $500,000 for this and other potential, but subsequently abandoned acquisitions was paid on May 4, 2001. The balance of the deposit is being held in escrow pending resolution of certain issues relating to the closing.

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

11. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases real property under various operating leases, most of which have terms from one to six years. The Company's most significant lease, for property in Long Island City, New York, expires 2009, but the Company has an option to extend the lease for up to two additional five-year terms.

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future net minimum lease payments under noncancelable operating lease agreements as of December 31, 2003 are as follows:

December 31,
------------
2004                                                                $1,411,500
2005                                                                 1,283,500
2006                                                                 1,233,500
2007                                                                   941,500
2008                                                                   749,500
Thereafter                                                             496,100
                                                                    ----------
                                                                    $6,115,600
                                                                    ==========

Rent expense was $1,950,000, $1,999,000 and $1,974,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Capital Leases

In connection with an earlier acquisition, the Company was assigned a lease agreement for facilities used for operations of the dealership. The lease agreement provided for the transfer of ownership at the option of the Company at the end of the lease term for $3 million. In 2002, the Company transferred the purchase option to a related party and entered into an operating lease arrangement with such party (see Note 12).

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

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2001, the lead plaintiffs in this class action served a Consolidated and Amended Class Action Complaint. This complaint alleged, among other things, that plaintiffs and other members of the putative class were damaged when they acquired shares of the Company's common stock because defendants allegedly issued materially false and misleading statements and failed to disclose material information which purportedly cause such stock to trade at artificially inflated prices during the class period. The complaint alleged violations of Sections 10(b) and 20(a) of the 1934 Exchange Act, as amended (the "Exchange Act") and Rule 10b-5 promulgated thereunder. The allegedly misstated and omitted information concerned primarily the prospects for the Company's former technology business. The complaint sought, among other things, damages in an unspecified amount. In September 2001, the Company moved to dismiss the complaint for failure to state a claim upon which relief can be granted and for failure to plead with the legally-required factual particularity. In October 2001, the Company reached an agreement with lead plaintiffs to settle this action for $4.45 million, subject to the consent thereto of the Company's insurance carrier and court approval. Subsequently, in March 2003, the Company's insurance carrier and the United States District Court Eastern District of New York consented to and approved, respectively, the settlement. The settlement has been funded by the Company's insurance company.

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Daniel Tepper v. Fidelity Holdings, Inc; Fidelity Holdings, Inc. (Third Party Plaintiff) v. InvestAmerica, et al.

In and around July 10, 2001, Daniel Tepper commenced suit in the Southern District of New York against Bruce Bendell, Doron Cohen and Richard Feinstein. While the initial complaint had eight causes of action, three remain: (i) conversion (ii) breach of fiduciary duty and (iii) negligence. The claims allege that the defendants failed to remove restrictive legends that appeared on certain stock certificates held by Mr. Tepper. This action mirrors a Nevada action brought by Mr. Tepper several years ago for which he obtained a judgment of $553,000, which has been satisfied. In light of the satisfaction of the Nevada judgment, the Court has directed that a motion be made to dismiss the New York action as there is a ban to double recovery. The motion was made in July 2003 and was denied in lieu of a settlement conference. Such conference was held and failed. A second motion to dismiss is expected to be filed in July 2004. Management believes that the allegations have no merit and intends to vigorously defend this suit.

Fidelity Holdings, Inc., IG2 and 786710 Ontario, Ltd. v. Michael Marom and M.M. Telecom, Corp.

The Company and the Company's former subsidiaries, IG2 and 786710 Ontario, Ltd., are plaintiffs in a legal action against Michael Marom and M.M. Telecom, Corp. in the Supreme Court of the State of New York, County of Queens, Index No. 25678/96. The Company filed a complaint on December 23, 1996 against the defendants alleging: (i) breach of a letter agreement between the parties; (ii) tortuous interference with business opportunities; and (iii) slander. Defendants filed an answer with counterclaims, which included, inter alia: (i) fraud; (ii) breach of contract; (iii) tortuous interference with business opportunities; and
(iv) tortuous interference with contract. Both parties have completed discovery and the collective Plaintiffs, including the Company, have made a motion for summary judgment against Defendants seeking to have Defendants' counterclaims dismissed entirely and with prejudice.

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A decision was rendered by the court, which dismissed the claims for tortuous interference with business opportunities and contract, but denied the remainder of the motion. The case had been stayed as a result of IG2 filing for bankruptcy protection in January 2003. The stay has been lifted. Management of the Company expects that the matter will proceed to trial in July 2004. Management believes that the allegations have no merit and intends to vigorously defend this suit.

Sanford Goldfarb v. Robert LeRea, Doran Cohen, Bruce Bendell, Kimberly Peacock and The Major Automotive Companies, Inc. f/k/a Fidelity Holdings, Inc.

On September 23, 2002, a lawsuit was commenced by Ira Hochman and Sanford Goldfarb against the Company, Robert LeRea, a former consultant to the Company, Doron Cohen, Bruce Bendell and Kimberly Peacock, a former employee of the Company. The suit seeks damages of up to $10,000,000 for breach of contract, quantum merit, unjust enrichment, conversion and fraud. Plaintiffs contend that they entered into agreements with the Company and the other defendants to promote the stock of the Company in exchange for stock. Plaintiffs further contend that, in spite of the substantial time and efforts plaintiffs put in promoting the stock, the Company and the other defendants failed to compensate plaintiffs as per the agreements. Plaintiffs also allege that they provided a bridge loan to defendants in the sum of $1,830,000, which has not been repaid. In July 2003, the Company had filed a motion to dismiss, which was denied. The action has moved into the discovery phase. Management believes that these allegations have no merit and intends to vigorously defend this suit.

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

Dr. Roland Nassim v. Computer Business Sciences, Inc. and Fidelity Holdings,
Inc.

On April 12, 2001, Dr. Roland Nassim commenced a lawsuit against CBS and the Company in the Supreme Court, New York County. The basis of the lawsuit was for breach of contract of an agreement entered into on December 1, 1999. The agreement was part of a buyout of the Company's former subsidiary, Computer Business Sciences, Inc. The purchase price was approximately $500,000 to be paid out in the Company's stock. It was Dr. Nassim's position that the stock was only worth $27,000. In January 2002, the Company reached a settlement with Dr. Nassim and have issued 225,000 shares of the Company's stock in his name as full settlement.

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ronald K. Premo v. Fidelity Holdings, Inc.

In May 2001, Ronald Premo, a former officer of one of the Company's former technology subsidiaries, filed suit in Connecticut Supreme Court seeking employment related damages in excess of $300,000. In October 2001, through an arbitration proceeding, the Company reached a settlement agreement with Mr. Premo for $144,158 by which he would be paid an aggregate of $72,079 over ten months plus 15,000 shares of the Company's common stock with a guaranteed aggregate value, at the first anniversary date of the shares' issuance, of $72,079. The aggregate amount of this settlement was included in the consolidated statement of operations for the year ended December 31, 2001. The initial 15,000 shares of common stock were issued and the $72,079 was paid. Based on the market value of the Company's common stock at the anniversary date, an additional 69,800 shares of the Company's common stock were issued to Mr. Premo during the first quarter of 2003.

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

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GELCO Corporation, et al. v. Major Chevrolet, Inc.

On December 19, 2001, GELCO Corporation ("GELCO") filed a complaint against Major Chevrolet, Inc. in the United States District Court for the Northern District of Illinois, Eastern Division. The basis lawsuit alleged breach by our subsidiary, Major Chevrolet, Inc., of the terms and conditions of the purchase of automobiles and automobile leases under that certain dealer lease plan agreement and alleged breach arising out of the purchaser of retail sales contracts under that certain dealer retail agreement by and between the parties. GELCO was seeking $2,767,000 in damages. On January 24, 2003, the action was settled for $900,000, which was charged to litigation expense in the fourth quarter of 2002, consisting of an initial payment of $300,000 and a 20-month promissory note for $600,000.

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Zanett Lombardier Ltd., et al. v. The Major Automotive Companies, Inc.

On October 24, 2001, Zanett Lombardier Ltd. and others ("Zanett") filed a suit against the Company for breach of contract and for the Company's failure to issue shares in exchange for certain warrants held by Zanett. The alleged damages totaled $856,011. This matter was settled in the first quarter of 2003 for payment of $130,000 and issuance of shares of the Company's common stock with a value of $40,000, which was included in the consolidated statement of operations for the year ended December 31, 2002. The $130,000 was paid in five equal installments during 2003 and 49,876 shares of the Company's common stock were issued in April 2003 in full satisfaction of this settlement.

Steel City Telecom, Inc. v. The Major Automotive Companies, Inc., et al.

In and around September, 2002, an action was commenced against the Company and its former subsidiary, Computer Business Sciences, Inc., in Pennsylvania, Allegheny County by Steel City Telecom, Inc. ("Steel City") for up to $300,000. The complaint alleges that the software sold to Steel City was defective and that the Company was negligent in its production. The case is currently in discovery phase. Management believes that these allegations have no merit and intends to vigorously defend this suit.

Zvi Barak v. The Major Automotive Companies, Inc.

An application to the Ontario Superior Court (Toronto Court File No. 02-CV-229810CM2) was filed by Zvi Barak on May 23, 2002 seeking an Order of that court directing the Company to proceed forthwith with arbitration in Toronto, Canada regarding Zvi Barak's claims that we failed to pay him $546,249.99 under an alleged letter dated June 5, 1996 to that certain Master Agreement dated April 18, 1996 between the Company and Zvi Barak

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company brought a motion before the Ontario Superior Court of Justice seeking a permanent stay of Zvi Barak's application on grounds which include, but are not limited to: a) Ontario is not a convenient forum for the hearing of the application; and b) the Ontario Superior Court of Justice does not have jurisdiction over the subject matter or the parties. The motion was heard by the Court in Toronto on February 18, 2003. At that time, the Company's motion was denied and the Company subsequently filed a motion for leave to appeal. In July 2003, the Company's motion for leave to appeal was denied. It is expected that arbitration will begin in the second half of 2004. Management believes that Zvi Barak's claims have no merit and intends to vigorously defend this action.

Tillroe Realty Co. vs. Compass Lincoln Mercury, Inc. and Fidelity Holdings Co., Inc.

On September 4, 2003, an action was commenced against the Company and its subsidiary Compass Lincoln Mercury, Inc. in the Superior Court of New Jersey, Essex County by a landlord of the Company's former Compass Lincoln Mercury showroom in Orange New Jersey. The suit alleges that current rent and damages to the showroom space at 170 Central Avenue, Orange New Jersey are presently due and owing by the Company. The suit alleges damages in the amount of $123,556 and rent of approximately $7,900 per month. Management believes that these allegations have no merit and intends to vigorously defend this suit.

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GRIT, LLC vs. Major Automotive Companies, Inc.

On September 24, 2003 the Company received notice of a default judgment in the Superior Court of the State of California, Los Angeles, for an aggregate amount of $66,718 stemming from the plaintiff's purchase in 1998 of a Talkie Communication Server from a former subsidiary. The Company successfully reopened the default judgment and it is Management's belief that this dispute was already settled by the parties through the settlement of a previous complaint by this plaintiff in August 2001 and, accordingly, Management intends to vigorously defend this suit.

Various Claims Against the Company's Subsidiaries

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

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Officer's Compensation

On May 15, 2001, the Compensation Committee of the Board of Directors of the Company approved an increase in the annual base salary of Bruce Bendell to $500,000 for the period July 1, 2001 to June 30, 2004. Additional approval was given to a bonus plan under which Mr. Bendell receives a bonus equal to 10% of net income, as defined, of the Company's automotive operations after all expenses, including any other bonuses paid or accrued. This bonus plan was approved retroactively to April 1, 2002. Accordingly, the Company recorded additional compensation expense of $257,000 for this bonus in 2002. In the event that Mr. Bendell's employment is terminated prior to June 30, 2004, he will continue to receive his base salary and a guaranteed annual bonus of $250,000 per year until that date. In 2003, Mr. Bendell earned an aggregate of $577,500 pursuant to all of his employment arrangements. In addition to his employment arrangements, Mr. Bendell earned $450,000 in connection with a credit enhancement arrangement for the benefit of the Company. (See Note 12 Related Party Transactions.)

Sale Tax Audit

In February 2004, the Company was notified by the New York State Department of Taxation & Finance of an assessment of $4,000,000, including interest and penalties, after their audit concluded that certain of the Company's subsidiaries had failed to pay sales and use taxes of approximately $2,000,000 from February 1999 through August 2001. Management believes that the tax authorities based their assessment on an extrapolation from a sample of certain transactions that were not representative and that all sales taxes that are due have been paid. Accordingly, the Company has not accrued any liability in connection with this matter. The Company is preparing to appeal the findings of the taxing authorities.

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.      RELATED PARTY TRANSACTIONS

Amounts due from related parties result from sales of vehicles to dealerships owned by Bruce Bendell, the Company's President, Chief Executive Officer, Acting Chief Financial Officer and Chairman, and his brother, Harold Bendell (the "Bendell Dealerships"), as well as previous advances made in the ordinary course of business. As part of its arrangement with the Bendell Dealerships, the Company maintains inventory of consigned vehicles on its premises. For the years ended December 31, 2003 and 2002, the related party sales aggregated $5,305,953 and $4,028,810, respectively. For the year 2001, the related party sales amounted to less than 1% of aggregate sales. Amounts due from related parties are reflected in due from related parties. These amounts are all due on demand and are non-interest bearing.

Additionally, the Company purchases vehicles from the Bendell Dealerships. All of the purchases and sales to and from the related dealerships are made at wholesale cost plus related fees and have, therefore, resulted in no profit or loss to the Company. For the years ended December 31, 2003 and 2002, the purchases from related parties aggregated $13,717,387 and $14,914,950, respectively. For the year ended 2001, the related party purchases amounted to less than 1% of aggregate purchases.

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to a management agreement with Harold Bendell, the Company has accrued a management fee for services performed by Harold Bendell. For the years ended December 31, 2002 and 2001, such accrual amounted to $624,359 and $1,057,411, respectively. Mr. Harold Bendell's management agreement expired at December 31, 2002. Starting in 2002, the Company entered into negotiations with Harold Bendell regarding his fees for 2003 and future periods. In 2003, the Company accrued $361,361 as a management fee for Mr. Bendell pursuant to the provisions of the expired agreement. Additionally, the Company's Board of Directors awarded him an additional $500,000, which was accrued in the fourth quarter of 2003, for his services. In March 2004, the Company concluded its negotiations and agreed in principle as to a new consulting agreement with a company owned by Harold Bendell, HB Automotive, Inc. This agreement will be effective January 1, 2004 through the year ending December 31, 2005. It provides for a management fee equal to $200 per used vehicle sold at retail by the Company's Chevrolet dealership and 10% of the pre-tax profits from the Company's dealerships in Long Island City, New York. Had the per-vehicle fee provision been in effect on January 1, 2003, HB Automotive would have earned an additional $2 million in 2003.

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

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In order to ensure continuity of the dealership's operations, in a transaction approved by the Company's Board of Directors, the Company's Chairman and his brother agreed to personally acquire the property through a company they formed and lease it back to the Company. The result of this transaction was to eliminate the capitalized lease of approximately $3.6 million and the related liability of $3.0 million that the Company had recorded in connection with this property. The difference of $637,000, the book value of the purchase option, was recorded as a short-term related party receivable, which is included in due from related parties. The Company entered into a lease with the new landlord for five years, through June 2007 with a five-year renewal option for approximately the same rent, $32,000 per month, it was previously paying.

An independent appraiser was retained in order to determine a fair market rent, so that the current rent could be adjusted and the lease revised accordingly, if necessary. Similarly, the value of the purchase option was required to be determined so that an adjustment to the related party receivable could be made and a loss could be recorded, at that time, if the value of the option at the date of transfer exceeded its book value of $637,000. The receivable will be repaid, ratably, through monthly payments over the remaining term of the lease, together with related interest at the market rate. Based on the report of the appraiser, no adjustment is required for either the rental rate or the receivable balance.

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In unrelated transactions, in order to obtain floor plan financing at favorable rates (see Note 7), each of Bruce Bendell and Harold Bendell has agreed to either guarantee certain floor plan debt of the Company or provide certain collateral in connection with the Company's floor plan or other borrowings. The Board of Directors has agreed to obtain independent valuations of such credit enhancement and collateral usage (together, "Credit Enhancements") and pay each of the Bendell's the fair value of his respective contributions. The Company engaged an independent valuation firm and received a preliminary valuation from such firm of $160,000 for the economic risk value of the Credit Enhancements. Accordingly, the Company accrued such amount as a liability in the third quarter of 2002. In the third quarter of 2003, the Company's Board of Directors received additional indications that the value of the Credit Enhancement may approximate $450,000. As such, the Company accrued an additional $290,000 in the third quarter of 2003. In March 2004, the Company's Board of Directors concluded that the $450,000, that has been accrued as deferred debt costs, is the appropriate value of the Credit Enhancement. It is expected that this amount will be paid to Mr. Bendell in 2004.

Additionally, Harold Bendell has acquired the right to an off- premises storage facility that was previously leased by the Company, on a month-to-month basis, from an independent third party. Accordingly, the Company is now leasing such facility from Mr. Bendell on the same basis for approximately the same monthly rental, $33,000, it was paying to the prior landlord.

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also purchases from and sells vehicles to Nawi Leasing, Inc., a company of which Steven Nawi is President. Mr. Nawi is a member of the Company's Board of Directors. For each of the years ended December 31, 2003, 2002 and 2001, the Company's purchases from and sales to Nawi Leasing, Inc. and its affiliates represented less than 1% of the Company's aggregate sales and purchases.

Marcum & Kliegman LLP, an accounting firm of which a director is a member, charged the Company approximately $75,000, $105,000 and $120,000 in fees for accounting services for the years ended December 31, 2003, 2002 and 2001, respectively.

13.      WARRANTS AND OPTIONS

(a)      Warrants

         (i) In March 1996, the Company issued to Nissko Telecom, Inc. and its investors warrants to purchase 450,000 shares of the Company's common stock at a price of $2.75 per share. In 1997, warrants to purchase 156,900 shares were exercised, leaving a balance of 293,100 outstanding. Of this amount, Class B warrants for 225,000 shares, which were exercisable through March 19, 1998, were unexercised by that date and, therefore, lapsed and warrants to purchase 43,414 shares of the Company's common stock were exercised in December 1998, leaving a balance of 37,029 outstanding as of December 31, 2003.

         (ii) In addition, the Company issued warrants in 1996 for the purchase of 45,000 shares at a price of $2.75 per share, in connection with the management agreement entered into when the Company acquired Major Fleet & Leasing Corp. As of December 31, 2003, these warrants are still outstanding.

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (iii) In connection with the private placement of its common stock, as described in Note 14, in 2001, the Company issued warrants for 116,275 shares of its common stock at an exercise price of $80.00. Such warrants have an exercise period of five years from date of grant.

(b)      Stock Options

         During November 2000, the Company adopted the 1999 Stock Option Plan (the "Plan") pursuant to which 360,000 shares of common stock are reserved for issuance upon the exercise of options, designated as 1999 options. At the discretion of the Company's Board of Directors or members of any committee the Board of Directors has designated, options may be granted to consultants, non-employee members of the Board of Directors, employees, officers or anyone who performs services for the Company. The Plan will terminate upon the date on which all shares of the Plan have been exercised. In December 2001, the Company amended the Plan to increase the shares reserved for issuance by 750,000 shares to 1,110,000.

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

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In December 2000, the Company adopted the 2001 Outside Director Stock Plan (the "2001 Plan") pursuant to which 250,000 shares are reserved for issuance to non-employee members of the Board of Directors ("Outside Directors"). The Plan provides, that, commencing on the date of the annual stockholders' meeting in 2001 and on each anniversary thereafter, each Outside Director who served as a member of the Board of Directors shall automatically be granted an option to purchase 4,500 shares. The term of the option shall be ten years. The option shall be immediately exercisable, but only while the optionee serves as a member of the Board of Directors and for the months following service. The exercise price shall be equal to the price for the Company's common stock on the date of the grant. In December 2002, the Company granted 22,500 shares to Outside Directors at an exercise price of $0.75. Additionally, the 2001 Plan calls for grants of 4,500 shares of the Company's common stock to each Outside Director on April 30 and each anniversary thereafter.

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

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         During 2001, pursuant to a separation agreement, the Company granted options to an employee of IG2 for 30,000 shares of common stock. The Company recorded a charge of $260,616 against the reserve established for discontinued operations and a corresponding increase in additional paid-in capital.

         In 2001, the Company issued options for an aggregate of 25,200 shares of common stock to Outside Directors at an average exercise price of $.85 per share, the market price at the date of grant.

         In 2002, the Company issued options for an aggregate of 18,000 shares of common stock to Outside Directors at an average exercise price of $.68 per share, the market price at the date of grant. In addition, the Company cancelled options for 134,800 shares of common stock, with an average exercise price of $13.71.

         In 2003, the Company issued options for an aggregate of 18,000 shares of common stock to Outside Directors at an average exercise price of $.62 per share, the market price at the date of grant.

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         A summary of the status of the Company's stock option plan as of December 31, 2003 and changes during the period January 1, 2001 through December 31, 2003 is presented below:

                                                  Weighted
                                                  average
                         Number of   Expiration   exercise
                          shares        date       price
----------------------------------------------------------
Options outstanding at
  December 31, 2000        306,488    2002-2010   $   8.71
Options granted             55,200         2011       1.66
----------------------------------------------------------
Options outstanding at
  December 31, 2001        361,688    2002-2011       7.64
Options granted             18,000         2012        .68
Options cancelled and
  expired                 (134,800)   2002-2011      13.71
----------------------------------------------------------
Options outstanding at
  December 31, 2002        244,888    2004-2012       3.78
----------------------------------------------------------
Options granted             18,000         2013        .62
----------------------------------------------------------
Options outstanding at
  December 31, 2003        262,888    2004-2013       3.57
==========================================================

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at December 31, 2003.

                                     Options Outstanding                     Options Exercisable
                      --------------------------------------------------------------------------------
                          Number          Weighted                          Number
                      Outstanding at      Average          Weighted     Exercisable at     Weighted
                       December 31,      Remaining          Average      December 31,      Average
Exercise Price Range       2003       Contractual Life  Exercise Price       2003       Exercise Price
------------------------------------------------------------------------------------------------------
   $24.44-$38.75            4,388            0.6           $  33.25          4,388         $  33.25
   $13.40                   1,200            1.4              13.40          1,200            13.40
   $4.38                  126,000            1.8               4.38        126,000             4.38
   $2.34-$2.35             80,000            3.9               2.35         74,000             2.35
   $1.65                    1,800            1.3               1.65          1,800             1.65
   $0.62-$0.68             49,500            9.0               0.68         49,500             0.68
---------------------------------------------------------------------------------------------------
                          262,888            3.8           $   3.57        256,288         $   3.60
===================================================================================================

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.      STOCKHOLDERS' EQUITY

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

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.      DISCONTINUED OPERATIONS

On November 3, 2000, the Board of Directors determined to divest the Company's non-automotive operations within the next twelve months. Continuing operations are represented by the Company's automotive dealership activities, including its automotive leasing subsidiary, Major Fleet and Leasing, Inc. Non-automotive operations are reported as discontinued operations.

The income (loss) from discontinued operations is comprised of the following:

Year ended December 31,             2002          2001
---------------------------------------------------------
Loss from discontinued           $ (344,000)   $        -
  operations
Loss from disposition of
  discontinued operations                 -             -
Provision for estimated
  operating losses during
  period of disposition                   -             -
---------------------------------------------------------
                                   (344,000)            -
Income tax benefit                  138,000      (590,000)
---------------------------------------------------------
                                 $ (206,000)   $  590,000
=========================================================

The Company completed the sale of its non-automotive assets during 2001 resulting in the complete divestiture of all non-automotive operations. In February 2001, The Company completed an asset sale of its Richmond, Virginia-based Internet Creations, Inc. (d/b/a Internet Connections) to Access Technology, Inc. The sale price for the assets was $320,000, $47,000 of which was paid at the closing, and $273,000 of which was evidenced by a senior secured promissory note. No payments have been received in 2003 and 2002.

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective March 27, 2001, the Company sold its interest in its telecommunications subsidiary, IG2, to Global Communications of NY, Inc. The sale price was $3,000,000, less the assumption of certain of the Company's liabilities, resulting in a net amount due to the Company of $1,778,803. Such indebtedness is evidenced by a note payable to the Company in the principal amount of $1,778,803, bearing interest at 8.5% and payable in quarterly installments over 48 months, beginning in March 2002. Such payments have been deferred to begin in June 2002. No payments have been received in 2003 and 2002.

Effective June 27, 2001, in related transactions, the Company sold its interest in its Israeli technology subsidiary, C.B.S (Israel), Ltd. and the assets of its Canadian subsidiary, 786710 Ontario, Ltd., doing business as Info Systems, to GYT International, Ltd., a Nevis corporation. The combined sales price in connection with these transactions was $350,000 for both operations, less the assumption of certain of the Company's liabilities, resulting in a net amount due to the Company of $119,500. Such indebtedness is evidenced by a note payable to the Company in the principal amount of $119,500, bearing interest at 5% and payable in quarterly installments over 60 months, beginning in June 2002. No payments have been received in 2003 and 2002.

Effective July 31, 2001, the Company sold its interest in its telephone calling card subsidiary, ICS Globe, Inc., to Global Communications of NY, Inc. The sale price was $250,000, with a down payment of $10,000. The balance is evidenced by a note payable to the Company in the principal amount of $240,000, bearing interest at 12% and payable in monthly installments for sixteen months, beginning in August 2002. No payments have been received in 2003 and 2002.

The aggregate sales price of the assets of these discontinued operations was $3.6 million. The book value of these assets was $1 million.

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The gains on the sales of these discontinued operations were deferred due to a lack of credit history. Such gains were to be reflected when collectibility was reasonably assured. Accordingly, the Company had reclassified the balance of $1,000,000 from assets held for sale at December 31, 2000 to notes receivable at December 31, 2001 and recorded a valuation allowance of $300,000 at that date to reflect the estimated realizable value of the amounts expected to be received from the sale of its discontinued operations. The balance of the related receivables of approximately $182,000 was written off in 2002 because of the uncertainty of collectibility.

16.      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                    First        Second        Third       Fourth
2003                               quarter      quarter       quarter     quarter
-----------------------------------------------------------------------------------
                                      (In thousands except for per share data)
Sales                            $   91,146    $   98,873   $  103,957   $   86,323
Gross profit                         14,530        16,075       17,361       12,677
Operating income (loss)
  from continuing
  operations                           (477)          600          812       (2,076)
Net income (loss)                      (477)          600          812       (2,076)
Income (loss) from
  continuing operations
  per share - diluted            $     (.05)   $      .06   $      .09   $     (.22)
Net income (loss) per
  share - (diluted)                    (.05)          .06          .09         (.22)
===================================================================================

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    First        Second        Third       Fourth
2002                               quarter      quarter       quarter     quarter
-----------------------------------------------------------------------------------
                                      (In thousands except for per share data)
Sales                            $   91,346   $  103,532   $  111,809   $   91,261
Gross profit                         15,606       17,288       16,996       14,248
Operating income (loss)
  from continuing
  operations                            550          510        1,417       (2,561)
Income (loss) from
  discontinued
  operations, net of tax
  benefits                                -            -          206            -
Net income (loss)                       550          510        1,211       (2,767)
Income (loss) from
  continuing operations
  per share - diluted                   .06          .06          .15         (.27)
Net income (loss) per
  share - (diluted)                     .06          .05          .13         (.27)
==================================================================================

Income (loss) per share data are computed independently for each of the periods presented; therefore the sum of the income (loss) per share amounts for the quarters may not equal the total for the year.

17.      SUBSEQUENT EVENTS

In February 2004, the Company sold its Subaru franchise and certain parts to an unrelated third party for a cash purchase price of $450,000. Additionally, the purchaser received the Company's inventory of new 2004 Subaru vehicles and assumed the related floor liability.

In March 2004, the Company received notice from American Suzuki Motor Corporation, the franchisor of the Company's Suzuki dealership in Hempstead, NY, that they have terminated the franchise agreement.

Neither the Subaru nor Suzuki dealerships were material to the Company's operations and management does not expect the sale and termination of such dealerships to have a significant effect on results of operations or cash flow.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To the Shareholders and Directors of The Major Automotive Companies, Inc.

         The audits referred to in our report dated April 12, 2004 relating to the consolidated financial statements of The Major Automotive Companies, Inc., which is contained in Item 8 of this Form 10-K included the audits of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

         In our opinion such financial statement schedules present fairly, in all material respects, the information set forth therein.

New York, New York           /s/ BDO Seidman, LLP
April 12, 2004               --------------------
                                 BDO Seidman, LLP

SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNT
              For the Years Ended December 31, 2003, 2002 and 2001

                                                  Additions
                                   Balance at     Charged to   Deductions,    Balance at
                                  Beginning of    Costs and       Net of        End of
Account Description                   Year         Expenses     Write-offs       Year
                                  ------------   -----------   -----------   ------------
Allowance for doubtful accounts
 Year ended December 31, 2003       $507,000       $250,000     $(265,000)      $492,000
                                    ========       ========     =========       ========
 Year ended December 31, 2002       $700,000       $235,000     $(428,000)      $507,000
                                    ========       ========     =========       ========
 Year ended December 31, 2001       $200,000       $500,000     $       -       $700,000
                                    ========      ==========    =========       ========




                                   Balance at    Reserves on    Sales of     Balance at
                                  Beginning of   Current Year   Prior Year      End of
Inventory reserves                   Year         Purchases     Inventory       Year
                                  ------------   ------------  -----------   ------------
Year ended December 31, 2003       $1,016,000     $  720,000    $(1,016,000)   $  720,000
                                   ==========     ==========    ===========    ==========
Year ended December 31, 2002       $  756,000     $1,016,000    $  (756,000)   $1,016,000
                                   ==========     ==========    ===========    ==========
Year ended December 31, 2001       $  884,000     $  756,000    $  (884,000)   $  756,000
                                   ==========     ==========    ===========    ==========