Form 10-Q
period 2004-03-31
MAJOR AUTOMOTIVE COMPANIES INC
filed 2004-05-24
CIK 1009779

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______________ to ____________________

Commission File Number: 000-29182


                      THE MAJOR AUTOMOTIVE COMPANIES, INC.
            --------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 Nevada                                      11-3292094
      ------------------------------                     ------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [X] NO [ ]

As of May 24, 2004, there were 9,492,856 shares of the registrant's common stock outstanding.

                                      INDEX

                                                                                 Page No.
                                                                                 --------
PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements ..................................................    3
Consolidated Condensed Balance Sheets .........................................    3
Consolidated Condensed Statements of Operations  ..............................    5
Consolidated Condensed Statements of Cash Flows ...............................    6
Notes to Consolidated Condensed Financial Statements ..........................    7
Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations .................................................................   10
Item 3. Quantitative and Qualitative Disclosures About Market Risk ............   18
Item 4. Controls and Procedures ...............................................   18
PART II.  OTHER INFORMATION
Item 1. Legal Proceedings .....................................................   19
Item 2. Changes in Securities and use of proceeds .............................   19
Item 3. Defaults Upon Senior Securities .......................................   19
Item 4. Submission of Matters to a Vote of Security Holders ...................   19
Item 5. Other Information .....................................................   19
Item 6. Exhibits and Reports on Form 8-K ......................................   19
Signatures ....................................................................   19

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                             MARCH 31, 2004      DECEMBER 31, 2003
                                                             --------------      -----------------
                                                                     (UNAUDITED)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                   $   938,237          $ 1,003,137
  Short-term investments                                          430,325              430,325
  Net investment in direct financing leases, current              200,187              213,311
  Accounts receivable, net                                     11,400,968           11,204,480
  Inventories                                                  48,197,788           50,257,955
  Due from related parties                                      1,754,043            2,515,749
  Other current assets                                            274,119              277,942
                                                              -----------          -----------
                           TOTAL CURRENT ASSETS                63,195,667           65,902,899

Net investment in direct financing leases,
  net of current portion                                           29,492               62,773
Property and equipment, net                                     4,834,663            4,899,059
Deferred income taxes                                           1,696,000            1,576,000
Excess of costs over net assets acquired                       13,589,000           13,589,000
Due from officer                                                1,395,358            1,395,358
Notes receivable and other assets                                 236,012              187,850
                                                              -----------          -----------
                           TOTAL ASSETS                       $84,976,192          $87,612,939
                                                              ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable - floor plan                                        $ 47,224,846           $ 49,599,366
   Accounts payable                                                     7,572,292              7,761,992
   Accrued expenses                                                     5,042,420              4,955,215
   Current maturities of long-term debt                                 1,970,425                701,741
   Customer deposits and other current liabilities                        741,738                567,846
                                                                     ------------           ------------
     TOTAL CURRENT LIABILITIES                                         62,551,721             63,586,160

Long-term debt, less current maturities                                 5,741,814              7,156,125
                                                                     ------------           ------------
     TOTAL LIABILITIES                                                 68,293,535             70,742,285
                                                                     ------------           ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value- 2,000,000 shares
     authorized; 0 shares issued and outstanding
     in 2004 and 2003                                                          --                     --
   Common stock, $.01 par value- 50,000,000 shares
     authorized; 9,702,047 shares issued and 9,474,856
     shares outstanding in 2004 and 2003                                   97,020                 97,020
   Additional paid in capital                                          40,175,709             40,175,709
   Deficit                                                            (21,626,308)           (21,438,311)
   Treasury stock, at cost; 227,191 shares in 2004 and 2003            (1,963,764)            (1,963,764)
                                                                     ------------           ------------
     TOTAL STOCKHOLDERS' EQUITY                                        16,682,657             16,870,654
                                                                     ------------           ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 84,976,192           $ 87,612,939
                                                                     ============           ============

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                           2004                   2003
                                                       ------------           ------------
Sales                                                  $ 84,871,806           $ 91,145,991
Cost of sales                                            70,757,927             76,616,109
                                                       ------------           ------------
   Gross profit                                          14,113,879             14,529,882

Operating expenses                                       14,214,115             14,686,285
Interest expense, net of interest income                    188,173                300,825
                                                       ------------           ------------
   Loss before income taxes                                (288,409)              (457,228)

Income tax expense benefit (expense)                        100,412                (20,000)
                                                       ------------           ------------
Net loss                                               $   (187,997)          $   (477,228)
                                                       ============           ============



Net loss per common share:
     Basic                                             $      (0.02)          $      (0.05)
     Diluted                                           $      (0.02)          $      (0.05)
                                                       ============           ============
Average number of shares used in computation:
     Basic                                                9,474,856              9,341,058
     Diluted                                              9,474,856              9,341,058
                                                       ============           ============

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                      2004                 2003
                                                                  -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                         $  (187,997)          $  (477,228)
 Adjustments to reconcile net loss
  to net cash provided by (used in) operating activities
   Depreciation and amortization                                       92,682                89,371
   Deferred income taxes                                             (120,000)                   --
 Reduction of allowance for doubtful accounts                        (118,322)              (79,530)
 (Increase) decrease in assets:
   Net investment in direct financing leases                           46,405                24,620
   Accounts receivable                                                (78,166)            2,446,280
   Inventories                                                      2,060,167            (2,752,139)
   Due from related parties                                           761,706              (863,538)
   Other assets                                                       (44,339)              128,715
 Increase or (decrease) in liabilities
   Accounts payable                                                  (189,700)            4,248,100
   Accrued expenses                                                    87,205              (708,318)
   Customer deposits and other current liabilities                    173,892              (531,455)
   Notes payable - floor plan                                      (2,374,520)            1,492,318
                                                                  -----------           -----------

   NET CASH PROVIDED BY OPERATING ACTIVITIES                          109,013             3,017,196
                                                                  -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                                   (37,547)               (7,804)
 Proceeds from sale of leased equipment                                 9,261                    --
                                                                  -----------           -----------
   NET CASH USED IN INVESTING ACTIVITIES                              (28,286)               (7,804)
                                                                  -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payment of long-term debt                                           (145,627)             (163,071)
                                                                  -----------           -----------
   NET CASH USED IN FINANCING ACTIVITIES                             (145,627)             (163,071)
                                                                  -----------           -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (64,900)            2,846,321

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      1,003,137               796,074
                                                                  -----------           -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $   938,237           $ 3,642,395
                                                                  ===========           ===========


Supplemental disclosures of cash flow information
 Cash paid during the period for:
   Interest                                                       $   429,869           $   599,992
   Income taxes                                                        10,000                17,000

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                                 March 31, 2004

1. Basis of Presentation and Significant Accounting Policies

In the opinion of The Major Automotive Companies, Inc. (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting primarily of normal recurring adjustments) necessary to fairly present, in all material respects, the Company's financial position and its results of operations and cash flows as of the dates and for the periods indicated.

Certain information and footnote disclosure normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited December 31, 2003 consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2003. The results of operations for the three-month periods are not necessarily indicative of the operating results for the full year.

In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications have been made to the Company's prior year financial statements. For the three months ended March 31, 2003, warranty expense of $765,000 was reclassified from operating expense to cost of sales to conform with the 2004 presentation.

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

The Company has presented basic and diluted earnings (loss) per share, where applicable. Basic earnings (loss) per share excludes potential dilution and is calculated by dividing income (loss) available to common stockholders by the weighted average number of outstanding common shares. Diluted earnings per share incorporates the potential dilutions from all potential dilutive securities that would have reduced earnings per share. In 2004 and 2003, because the Company incurred a net loss, the exercise of options and warrants would have been antidilutive and were, therefore, excluded from the calculations.

2. Floor Plan Interest, Floor Plan Assistance and Advertising Assistance

Floor plan and advertising assistance received from manufacturers are recorded as offsets to the cost of the vehicle and recognized into income upon the sale of the vehicle or when earned under a specific manufacturer's program, whichever is later. Floor plan assistance payments have been included as offsets to inventory and cost of sales, as appropriate. Floor plan interest expense is presented as a component of operating expense in the accompanying consolidated condensed statement of operations to provide more meaningful information regarding the Company's margin performance.

For the three months ended March 31, 2004 and 2003, aggregate floor plan interest included in operating expenses was $507,696 and $433,759, respectively.

For the three months ended March 31, 2004 and 2003, aggregate floor plan assistance received was $351,655 and $384,465, respectively. For the three months ended March 31, 2004 and 2003, aggregate floor plan assistance of $378,886 and $270,465, respectively, were included as a reduction of cost of sales.

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                                 March 31, 2004
                                   (Continued)

For the three months ended March 31, 2004 and 2003, aggregate advertising assistance received was $170,985 and $458,179, respectively. For the three months ended March 31, 2004 and 2003, aggregate advertising assistance of $329,498 and $322,179, respectively, were included as a reduction of cost of sales.

3. Inventories

      Inventories are comprised of the following:

                                    March 31, 2004     December 31, 2003
                                    --------------     -----------------
New automobiles                      $11,847,100          $16,339,679
New trucks and vans                   16,986,566           15,785,288
Used automobiles and trucks           17,710,206           16,618,207
Parts and accessories                  1,514,040            1,473,761
Other                                    139,876               41,020
                                     -----------          -----------
                                     $48,197,788          $50,257,955
                                     ===========          ===========


4. Related Party Transactions

Amounts due from related parties result from sales and purchases of vehicles to and from dealerships owned by Bruce Bendell, the Company's President, Chief Executive Officer, Acting Chief Financial Officer and Chairman, and his brother, Harold Bendell (the "Bendell Dealerships"), as well as previous advances made in the ordinary course of business. All of the sales and purchases to and from the Bendell Dealerships are made at wholesale cost plus related fees and have, therefore, resulted in no significant profit or loss to the Company. For the three months ended March 31, 2004 and 2003, the related party sales amounted to $1,613,847 and $1,101,275, respectively. For the three months ended March 31, 2004 and 2003, the purchases from related parties aggregated $1,845,623 and $5,771,282, respectively.

Pursuant to an agreement in principal with Harold Bendell, through his company, HB Automotive, Inc., effective January 1, 2004, and a previous management agreement, which expired, but was extended through oral agreement by the parties, the Company has accrued management fees for services performed by HB Automotive, Inc. and Harold Bendell. For the three months ended March 31, 2004 and 2003, such accruals amounted to $474,000 and $43,127, respectively.

As of March 31, 2004, Bruce Bendell was indebted to the Company in the amount of $1,395,358, for which no interest has been charged. This indebtedness arose from a series of cash advances, the latest of which was advanced prior to June 30, 2002.

5. Franchise Terminations

In February 2004, the Company sold its Subaru franchise and certain parts to an unrelated third party for a cash purchase price of $450,000. Additionally, the purchaser received the Company's inventory of new 2004 Subaru vehicles and assumed the related floor liability.

All proceeds from this transaction have been put in escrow pending receipt of certain approvals from third parties. Accordingly, because of the uncertainty, no effect has been given to this transaction in the Company's financial statements.

In March 2004, the Company received notice from American Suzuki Motor Corporation, the franchisor of the Company's Suzuki dealership in Hempstead, NY, that they have terminated the franchise agreement.

Neither the Subaru nor Suzuki dealership was material to the Company's operations and management does not expect the sale and termination of such dealerships to have a significant effect on results of operations or cash flow.

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                                 March 31, 2004
                                   (Continued)

6. Subsequent Events

On April 29, 2004, the Company received a Notification of Deficiency from Nasdaq indicating that the Company is not in compliance with Nasdaq Marketplace Rule 4310(c)(4), relating to minimum bid price per share ($1.00) for continued listing on The Nasdaq SmallCap Market.

The Company has until October 26, 2004 to demonstrate compliance with this rule (and maintain compliance with all other listing requirements) or face possible delisting from The Nasdaq SmallCap Market. If, by October 26, 2004, the Company does not demonstrate compliance with the minimum $1.00 bid price, but otherwise satisfies the Nasdaq SmallCap Market initial listing criteria, the Company will be granted an additional 180 day compliance period. Thereafter, if the Company has not regained compliance within the second 180 day compliance period, but satisfies the initial inclusion criteria, it may be afforded an additional compliance period, up to its next shareholder meeting, provided the Company commits to: (1) seek shareholder approval for a reverse stock split at its next shareholder meeting; and (2) promptly thereafter effect the reverse stock split.

On April 30, 2004, the Company issued an aggregate of 18,000 shares of its common to the four non-employee members of its Board of Directors (the "Outside Directors") in accordance with the Company's 2001 Outside Directors' Stock Plan. The closing price of the Company's common stock on April 30, 2004 was $0.79 per share. Accordingly, the Company charged $14,220, the fair value of the stock issued, as directors' compensation expense in the second quarter of 2004.

On May 17, 2004, the Company received a letter from Nasdaq indicating that the Company is not in compliance with Nasdaq Marketplace Rules 4350A(c) and 4350A(d)(2) (the "Rules"), relating to independent director and audit committee requirements, respectively, for continued listing on The Nasdaq SmallCap Market.

The letter indicates that the Nasdaq Staff is reviewing the Company's eligibility for continued listing on The Nasdaq SmallCap Market. To facilitate this review, Nasdaq has requested the Company to provide, by June 1, 2004, the Company's specific plan and timetable to achieve compliance with the Rules, along with relevant documentation. If, after reviewing such data, the Nasdaq Staff determines that the plan does not adequately address the issues noted, the Company will receive notification that its securities will be delisted. At that time, the Company may appeal the Nasdaq Staff's determination to a Listing Qualifications Panel.

7. Contingencies

We are involved, and will continue to be involved, in a number of legal proceedings arising out of the conduct of our business, including litigation with customers, current and former business associates and employment-related lawsuits. We intend to vigorously defend ourselves and assert available defenses with respect to each of these matters. Where necessary, we have accrued our estimate of the probable costs for the resolution of these proceedings based on consultation with outside counsel, assuming various strategies. Further, we have certain insurance coverage and rights of indemnification with respect to certain aspects of these matters. During the quarter, there were no significant developments in our legal proceedings which are discussed in detail in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. However, a settlement or an adverse resolution of one or more of these matters may result in the payment of significant costs and damages, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

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

In the first quarter of 2004, our operations result in a pre-tax loss of $288,000 and a net loss of $188,000. In the comparable quarter of 2003, we sustained our historically first quarterly decline in revenues and gross profits, which resulted in a pre-tax loss of $457,000 and a net loss for that quarter of $477,000. There are several factors that, we believe, contributed to our results. In the 2004 quarter, our sales declined, primarily as a result of closed dealerships, but we were able to maintain a higher average profit margin for our Company, i.e. 16.6%, than we did in the prior year's comparable quarter, which was 15.9%. Also, our operating expenses declined by approximately $472,000 in the 2004 first quarter compared with the 2003 first quarter and interest expense, net of interest income, declined by more than $100,000. We believe that these results are reflective of our implementation of effective operational strategies, including the closing of under-performing dealerships. In addition, however, these changes are also due to the disproportionately poor results of the 2003 first quarter. The 2003 quarter's results were adversely affected by a number of factors outside our control including the general decline in automotive sales throughout the country, attributable to both the general economy and consumer reluctance based on expectations of war with Iraq, and the severe and prolonged winter weather conditions that prevailed in the New York metropolitan area during the first quarter of 2003 that resulted in reduced sales and increased operating costs.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States. Such principles require that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting period. Operating results in the future could vary from the amounts derived from those estimates and assumptions. We have identified the policies below that are critical to our business operations and the understanding of our results of operations and involve significant estimates. For detailed discussion of other significant accounting policies see
Note 1, Basis of Presentation and Significant Accounting Policies, of the Notes to Consolidated Condensed Financial Statements included elsewhere, herein, and in our Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

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

Long-lived Assets. Our policies related to long-lived assets, such as goodwill and property and equipment, which constitute a significant component of our consolidated condensed balance sheets, require that we evaluate such assets for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If any impairment is found to exist, the related assets will be written down to fair value. Additionally, these policies affect the amount and timing of future amortization. In accordance with Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill and intangible assets deemed to have indefinite lives are no longer amortized but, instead are subject to impairment tests at least annually. We have applied the new rules on accounting for goodwill beginning in the first quarter of 2002. During 2002, we performed the required impairment tests of goodwill as of January 1, 2002 and December 31, 2002. Additionally, we have performed such tests as of December 31, 2003. We have concluded, based, in part, on the analysis performed and conclusions reached by an independent valuation appraiser we retained, that there is no impairment of goodwill as of any of the dates for which such tests were performed. We remain, however, subject to financial statement risk to the extent that intangible assets become impaired due to decreases in the fair market value of the related underlying business.

Floor Plan and Advertising Assistance. Floor plan and advertising assistance received from manufacturers are now recorded as reductions of inventory or offsets to the cost of the vehicle, as appropriate, and recognized as income upon the sale of the vehicle or when earned under a specific manufacturer's program, whichever is later. Floor plan assistance payments have been included as offsets to cost of sales and inventory, as appropriate. Floor plan interest expense is presented as a component of operating expense in the accompanying consolidated condensed statement of operations to provide more meaningful information regarding the Company's margin performance.

For the three months ended March 31, 2004 and 2003, aggregate floor plan interest included in operating expense was $507,696 and $433,759, respectively. The increase in 2004 of floor plan interest expense is reflective of the comparatively higher levels of inventory we maintained combined with lower sales volume in the 2004 first quarter compared with the first quarter of 2003. This resulted in the inventory turning fewer times and, thereby, generating greater floor plan interest costs.

For the three months ended March 31, 2004 and 2003, aggregate floor plan assistance included as a reduction of cost of sales was $378,886 and $270,465, respectively.

Advertising assistance received from manufacturers for the three months ended March 31, 2004 and 2004, included as a reduction of cost of sales was $329,498 and $322,179, respectively.

Contingencies. We are involved, and will continue to be involved, in a number of legal proceedings arising out of the conduct of our business, including litigation with customers, current and former business associates and employment-related lawsuits. We intend to vigorously defend ourselves and assert available defenses with respect to each of these matters. Where necessary, we have accrued our estimate of the probable costs for the resolution of these proceedings based on consultation with outside counsel, assuming various strategies. Further, we have certain insurance coverage and rights of indemnification with respect to certain aspects of these matters. However, a settlement or an adverse resolution of one or more of these matters may result in the payment of significant costs and damages, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

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

                                                                          Three Months Ended March 31,
                                     -------------------------------------------------------------------------------------------
($ in millions, except per vehicle data)                              2004 vs. 2003                         2003 vs. 2002

                                                               Variance -                              Variance -
                                                               Favorable          %                     Favorable        %
                                       2004         2003     (Unfavorable)     Variance        2002    (Unfavorable)  Variance
                                       ----         ----     -------------     --------        ----    -------------  --------
Revenues

       New vehicles                  $    31.1    $    33.4    $    (2.3)         (6.9)    $    34.6    $    (1.2)         (3.5)
       Used vehicles                      49.7         53.5         (3.8)         (7.1)         50.1          3.4           6.8
       Service and parts                   3.9          4.1         (0.2)         (4.9)          5.9         (1.8)        (30.5)
       Other                               0.2          0.1          0.1         100.0           0.7         (0.6)        (85.7)
                                     ---------    ---------    ---------     ---------     ---------    ---------     ---------
                Total revenues       $    84.9    $    91.1    $    (6.2)         (6.8)    $    91.3    $    (0.2)         (0.2)
                                     =========    =========    =========     =========     =========    =========     =========

GROSS PROFIT

       New vehicles                  $     2.0    $     3.3    $    (1.3)        (39.4)    $     3.5    $    (0.2)         (5.7)
       Used vehicles                      10.5          9.9          0.6           6.1           9.6          0.3           3.1
       Service and parts                   1.3          1.2          0.1           8.3           1.7         (0.5)        (29.4)
       Other                               0.3          0.1          0.2         200.0           0.7         (0.6)        (85.7)
                                     ---------    ---------    ---------     ---------     ---------    ---------     ---------
                Total gross profit   $    14.1    $    14.5    $    (0.4)         (2.8)    $    15.5    $    (1.0)         (6.5)
                                     =========    =========    =========     =========     =========    =========     =========
NEW VEHICLES

Unit sales                               1,108        1,261         (153)        (12.1)        1,443         (182)        (12.6)
Average revenue per vehicle          $  28,062    $  26,451    $   1,611           6.1     $  24,044    $   2,407          10.0
Average cost per vehicle             $  26,223    $  23,819    $   2,404          10.1     $  21,589    $   2,230          10.3
Gross profit per vehicle             $   1,839    $   2,632    $    (793)        (30.1)    $   2,455    $     177           7.2
Gross profit percentage                    6.6%        10.0%       -3.4%         (34.0)         10.2%       -0.2%          (2.0)

USED VEHICLES

Unit sales                               3,767        3,727           40           1.1         3,447          280           8.1
Average revenue per vehicle          $  13,145    $  14,363    $  (1,218)         (8.5)    $  14,545    $    (182)         (1.3)
Average cost per vehicle             $  10,396    $  11,727    $  (1,331)        (11.3)    $  11,750    $     (23)         (0.2)
Gross profit per vehicle             $   2,749    $   2,636    $     113           4.3     $   2,795    $    (159)         (5.7)
Gross profit percentage                   20.9%        18.4%         2.5%         13.6          19.2%       -0.8%          (4.2)

PERCENTAGE OF TOTAL REVENUES

New vehicles                              36.6%        36.7%       -0.1%          (0.3)         37.9%       -1.2%          (3.2)
Used vehicles                             58.5%        58.7%       -0.2%          (0.3)         54.9%         3.8%          6.9
Service and parts                          4.6%         4.5%         0.1%          2.2           6.4%       -1.9%         (29.7)
Other                                      0.3%         0.1%         0.2%        200.0           0.8%       -0.7%         (87.5)
                                     ---------    ---------    ---------     ---------     ---------    ---------     ---------
                                         100.0%       100.0%         0.0%          0.0%        100.0%         0.0%          0.0%
                                     =========    =========    =========     =========     =========    =========     =========

OTHER OPERATING DATA

Total operating expenses             $    14.2    $    14.7    $    (0.5)         (3.4)    $    14.2    $     0.5           3.5
Floor plan interest (included
  in operating expenses)                   0.5          0.4          0.1          25.0           0.5         (0.1)        (20.0)

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2004 AND THREE MONTHS ENDED MARCH 31, 2003

Revenues. Revenues for the three-month period ended March 31, 2004 decreased to approximately $84.9 million, which is $6.2 million less than the prior comparable period's revenues of $91.1 million. The primary reason for the decrease in revenues was a significant decline in new vehicle unit sales, partially offset by a small increase in used vehicle unit sales. However, an increase in the average sales price in new vehicles was not sufficient to offset the decline in units. New vehicle sales decreased by 153 units in the first quarter of 2004 to 1,108, units from 1,261 units in the first quarter of 2003. The average revenue per new vehicle sold increased by $1,611 to $28,062 in the first quarter of 2004 from $26,451 in the first quarter of 2003. In total, new vehicle revenues declined approximately $2.3 million or 6.9% to $31.1 million in the first quarter of 2004 from $33.4 million in the comparable prior quarter. Used vehicle sales increased 40 units to 3,767 units in 2004's first quarter over 3,727 units, retail and wholesale, in the prior year's comparable quarter. The average sales price of used vehicles sold decreased by $1,218 to $13,145 in the first quarter of 2004 from $14,363 in the first quarter of 2003. The result of relatively flat used vehicle unit sales combined with a sharp decrease and the average sales price of such vehicles resulted in a decrease in total used vehicle sales revenues of approximately $3.8 million or 7.1% to $49.7 million in the first quarter of 2004 from $53.5 million in the comparable quarter in 2003. The decrease in new unit sales in this quarter is primarily attributable to sales by the dealerships we have recently closed. The increase in average revenue per new vehicle sold, reflect the closure of dealerships with new vehicles at the lower end of our pricing spectrum. The decline in used vehicle sales prices reflects our efforts at remaining competitive in our operating area. A further decline in industry-wide new vehicle sales and a continuation of consumer reluctance, generally, or in the New York metropolitan region, in particular, could materially adversely affect our revenues and operating results.

Cost of sales. The cost of sales decreased approximately $5.8 million, or 7.6%, to $70.8 million in the first quarter of 2004 from $76.6 million for the three months ended March 31, 2003. This decrease is primarily the result in the average cost of new vehicles, which increased by $2,404 per vehicle sold in the first quarter of 2004 compared with the first quarter of 2003. The average cost of each used vehicle sold decreased by $1,331 in the 2004 first quarter compared with the same period in 2003. This decrease in the average cost of used vehicles sold, coupled with the relative high unit sales volume of such vehicles, more than offset the cost increase of new vehicles with their much lower unit sales volume, resulting in the almost $6 million decrease in cost of sales.

Gross profit. Our gross profit was $14.1 million for the three months ended March 31, 2004, a decrease of approximately $400,000, or 2.8%, from gross profits of $14.5 million in the prior year's comparable quarter. The decrease in gross profit was attributable to both the decrease in the number of new vehicles sold and an average decline of $793 in gross profit for each new vehicle sold. We were able to substantially offset the resulting decline in gross profit by an increase of $113 in the average gross profit of used vehicles sold combined with a volume of more than three used vehicles sold for every new vehicle sold. Gross profits as a percentage of sales increased to 16.6% in the first quarter of 2004 from 15.9% in the prior year's comparable quarter. This increase, we believe, is, primarily, the result of our efforts and ability to selectively buy and sell used vehicles in an efficient manner that takes advantage of changes in the marketplace as they occur.

Operating expenses. In the three months ended March 31, 2004, operating expenses decreased approximately $500,000 or 3.4%, to approximately $14.2 million, from $14.7 million in the prior year's comparable quarter. This decrease is primarily attributable to the effects of the closure of several of our dealerships combined with other cost cutting and economies of scale initiatives during the first quarter of 2004. Interest related to our floor plan financing was $508,000 in the 2004 period compared with $434,000 in the comparable 2003 period. On average, we maintained a higher inventory level in 2004, while sales declined. This resulted in lower inventory turnover and, therefore, higher carrying costs in the form of floor plan interest.

Interest expense, net. Net interest expense had a net decrease of approximately $113,000 to $188,000 in the first quarter of 2004 from interest expense of $301,000 incurred in the comparable prior period. The decline in interest is attributable to repayments of long-term debt.

Income tax expense. Income tax expense reflects both deferred federal tax amounts based on our estimated annual results of operations and state and local taxes. In the first quarter of 2004, we increased our deferred tax asset by $120,000, the amount of tax benefit we recorded in this period.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2003 AND THREE MONTHS ENDED MARCH 31, 2002

Revenues. Revenues for the three-month period ended March 31, 2003 decreased to approximately $91.1 million, which is $.2 million, less than the prior comparable period's revenues of $91.3 million. This decrease was solely attributable to the revenues of our automotive dealership operations. The primary reason for the decrease in revenues was a significant decline in new unit sales, as partially offset by a large increase in the average sales price per unit, coupled with an increase in used vehicle unit sales, as partially offset by a decrease in the average selling price of used vehicles sold. New vehicle sales decreased by 182 units in the first quarter of 2003 to 1,261 units from 1,443 units in the first quarter of 2002, while used vehicle sales increased 280 units to 3,727 units in the 2003 first quarter over 3,447 units, retail and wholesale, in the prior year's comparable quarter. The average sales price of new vehicles sold increased by $2,407 and the average sales price of used vehicles decreased by $180. The decrease in new unit sales in this quarter is primarily attributable to sales by the dealerships in Hempstead, Long Island, including the closed dealerships, and the increase in used vehicle units sold is attributable to our Long Island City, New York dealerships. An average of approximately 1,242 used vehicles, retail and wholesale, were sold during each of the months in the 2003 period, compared with an average of 1,149 units per month in the 2002 comparable period. Major Auto's sales efforts included extensive Internet promotions, local advertising in all media and the branding of its used car operation as "Major World." Management believes, however, that the exceptionally severe winter weather conditions during the first quarter of 2003, together with a decline in demand as a result of the anticipation of war with Iraq were the significant causative factors of our decline in revenue. A further decline in industry-wide new vehicle sales and a continuation of consumer reluctance, generally, or in the New York metropolitan region, in particular, could materially adversely affect our revenues and operating results.

Cost of sales. The cost of sales increase of approximately $700,000, or 0.9%, to $76.6 million in the first quarter of 2003 from $75.9 million for the three months ended March 31, 2002 is solely attributable to our automotive dealership operations. This increase is primarily the result in the average cost of new vehicles, which increased by $2,230 per vehicle sold in the first quarter of 2003 compared with the first quarter of 2002. The average cost of each used vehicle sold decreased by only $23 in the 2003 first quarter compared with the same period in 2002.

Gross profit. Our automotive operations generated almost the entire gross profit of $14.5 million for the three months ended March 31, 2003, a decrease of approximately $1.0 million, or 6.5%, from gross profits of $15.5 million in the prior year's comparable quarter. The decrease in gross profit was attributable to both the substantial decrease in the number of new vehicles sold and a decrease in average gross profit per used vehicle sold of $159. Gross profits as a percentage of sales decreased to 15.9% in the first quarter of 2003 from 17.0 % in the prior year's comparable quarter. This decrease was reflective of our efforts to sell vehicles in a marketplace that had been adversely affected by the economy, consumer reluctance and competition.

Operating expenses. In the three months ended March 31, 2003, operating expenses increased approximately $500,000 or 3.5%, to approximately $14.7 million, from $14.2 million in the prior year's comparable quarter. All of this increase is attributable to our automotive dealership operations. This increase is primarily attributable to the costs associated with increased sales efforts and results, principally, advertising and compensation. Interest related to our floor plan financing was $434,000 in the 2003 period compared with $492,000 in the comparable 2002 period. Although we maintained a higher inventory level in 2003, this decrease is attributable to the lower interest rates in effect that are associated with our new floor plan facilities.

Interest expense,net. Net interest expense had a net decrease of approximately $71,000 to $301,000 in the first quarter of 2003 from interest expense of $372,000 incurred in the comparable prior period. The decline in interest is attributable to repayments of long-term debt.

Income tax expense. Income tax expense reflects only state and local taxes, since we did not expect any federal income tax expense for 2003.

LIQUIDITY AND CAPITAL RESOURCES - MARCH 31, 2004

At March 31, 2004, our total assets were $85.0 million, a decrease of approximately $2.6 million from total assets of $87.6 million at December 31, 2003. This aggregate decrease is primarily related to the decreases in our inventories of $2.1 million and due from related parties of $762,000, as partially offset by an increase in accounts receivable of $200,000.

For the three months ended March 31, 2004, we had a net decrease in cash and cash equivalents of $64,900. The primary reason for this decrease was the net cash used in our financing activities of $145,627.

The net cash used in our financing activities, aggregating $145,627, for payment of long-term debt,the purchase of property and equipment, combined with the cash used in our investing activities, $28,286, for the purchase of property and equipment, constituted our total use of cash of $173,913.

This was substantially offset by the $109,013 of net cash provided by our operations, comprised of our net loss of $187,997, plus non-cash net credits of $145,640 and a net decrease in assets of $2,745,773 (primarily from decreases of $2,060,167 and $761,706 in inventories and due from related parties, respectively, as partially offset by the increase in accounts receivable of $78,166), substantially reduced by the decrease in liabilities of $2,303,123 (attributable, primarily to the decrease in floor plan notes payable of $2,374,520). This is reflective of our reduction of our inventories and related floor plan liabilities during this period of reduced sales.

The foregoing activities, i.e., operating, investing and financing, resulted in the net decrease of $64,900 in our cash and cash equivalents for the three months ended March 31, 2004.

Our working capital decreased to approximately $600,000 at March 31, 2004 from approximately $2.3 million at December 31, 2003, primarily as result of a note for approximately $1.3 million, which has a due date in January 2005, with M&K Equities, Inc., a related party. The due date of such note has been extended at the end of each of the years ended December 31, 2002 and 2003. We may seek to extend such due date at December 31, 2004. However, there can be no assurance, should we seek such extension, that it will be available to us.

We require cash to fund our working capital needs and capital expenditures, as well as to meet existing commitments. These cash requirements include payments on long-term debt of $688,000 for the last nine months of 2004, $2.0 million for 2005, $479,000 for 2006 and $4.1 million, thereafter, and lease payments of $1.1 million for the last nine months of 2004, $1.3 million for 2005 and $1.3 million for 2006. In addition, pursuant to an employment agreement with our President, Chief Executive Officer and Acting Chief Financial Officer, Bruce Bendell, we are obligated to pay him a minimum of $500,000 per year through June 30, 2004. We believe that such agreement will be extended or renegotiated. However, there can be no assurance that we and Mr. Bendell will agree on terms or, if agreed upon, that such terms will not include material increases in cash or other compensation to Mr. Bendell. All of these obligations are funded, principally, from cash flows from operations and borrowings under floor plan financings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Risk

Although we sell some vehicles in certain Eastern European countries, principally, Ukraine, Belarus and Kazakhstan, substantially all our revenues come from sales of vehicles in the Unites States. Consequently, foreign sales constitute a minimal amount of our revenues. Even so, our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because substantially all our revenues are currently denominated in U.S. dollars, a strengthening of the dollar could make our vehicles less competitive in foreign markets. Due to the nature of our operations, we believe that there is not a material risk exposure.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, who is also our Acting Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of the end of the period covered by this report (the "Evaluation Date")), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to him by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the quarter, there were no significant developments in our legal proceedings. For a detailed discussion of our legal proceedings, please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

                                  THE MAJOR AUTOMOTIVE COMPANIES, INC.


Date: May 24, 2003                /s/ Bruce Bendell
                                  ------------------
                                  Bruce Bendell
                                  President, Chief Executive Officer and
                                  Acting Chief Financial Officer