Form 10-Q
period 2004-06-30
MAJOR AUTOMOTIVE COMPANIES INC
filed 2004-08-23
CIK 1009779

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                 For the quarterly period ended June 30, 2004 or

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
                        --------------------------------
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

As of August 23, 2004, there were 9,720,047 shares of the registrant's common stock outstanding.

                                      INDEX

-------------------------------------------------------------------------------
                                                                       Page No.
                                                                       --------
-------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION
-------------------------------------------------------------------------------
Item 1. Financial Statements ........................................       3
-------------------------------------------------------------------------------
Consolidated Condensed Balance Sheets ...............................       3
-------------------------------------------------------------------------------
Consolidated Condensed Statements of Operations .....................       5
-------------------------------------------------------------------------------
Consolidated Condensed Statements of Cash Flows .....................       6
-------------------------------------------------------------------------------
Notes to Consolidated Condensed Financial Statements ................       8
-------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations .................................      13
-------------------------------------------------------------------------------
Item 3. Quantitative and Qualitative Disclosures About Market Risk ..      20
-------------------------------------------------------------------------------
Item 4. Controls and Procedures .....................................      20
-------------------------------------------------------------------------------
PART II.  OTHER INFORMATION
-------------------------------------------------------------------------------
Item 1. Legal Proceedings ...........................................      21
-------------------------------------------------------------------------------
Item 2. Changes in Securities and Use of Proceeds ...................      21
-------------------------------------------------------------------------------
Item 3. Defaults Upon Senior Securities .............................      21
-------------------------------------------------------------------------------
Item 4. Submission of Matters to a Vote of Security Holders .........      21
-------------------------------------------------------------------------------
Item 5. Other Information ...........................................      21
-------------------------------------------------------------------------------
Item 6. Exhibits and Reports on Form 8-K ............................      21
-------------------------------------------------------------------------------
Signatures ..........................................................      22
-------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                JUNE 30, 2004    DECEMBER 31, 2003
                                                                -------------    -----------------
                                                                 (UNAUDITED)

ASSETS

CURRENT ASSETS
        Cash and cash equivalents                                 $ 3,895,365        $ 1,003,137
        Short-term investments                                        431,740            430,325
        Net investment in direct financing leases, current            159,774            213,311
        Accounts receivable, net                                   13,576,539         11,204,480
        Inventories                                                49,808,971         50,257,955
        Due from related parties                                    1,636,331          2,515,749
        Other current assets                                          252,514            277,942
                                                                  -----------        -----------
                            TOTAL CURRENT ASSETS                   69,761,234         65,902,899

Net investment in direct financing leases,
        net of current portion                                         29,919             62,773
Property and equipment, net                                         4,823,358          4,899,059

Deferred income taxes                                               1,576,000          1,576,000
Excess of costs over net assets acquired                           13,376,000         13,589,000

Due from officer                                                    1,395,358          1,395,358
Notes receivable and other assets                                     234,097            187,850
                                                                  -----------        -----------

                            TOTAL ASSETS                          $91,195,966        $87,612,939
                                                                  ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable - floor plan                                      $ 49,679,231         $ 49,599,366
   Accounts payable                                                   9,182,149            7,761,992
   Accrued expenses                                                   6,202,043            4,955,215
   Current maturities of long-term debt                               1,964,464              701,741
   Customer deposits and other current liabilities                      600,521              567,846
                                                                   ------------         ------------
     TOTAL CURRENT LIABILITIES                                       67,628,408           63,586,160

Long-term debt, less current maturities                               5,627,446            7,156,125

                                                                   ------------         ------------
     TOTAL LIABILITIES                                               73,255,854           70,742,285
                                                                   ------------         ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value- 2,000,000 shares
     authorized; 0 shares issued and outstanding
     in 2004 and 2003                                                         -                    -
   Common stock, $.01 par value- 50,000,000 shares
     authorized; 9,720,047 and 9,702,047 shares issued
     and 9,492,856 and 9,474,856 shares outstanding in
     2004 and 2003, respectively                                         97,200               97,020
   Additional paid in capital                                        40,189,749           40,175,709
   Deficit                                                          (20,383,073)         (21,438,311)
   Treasury stock, at cost; 227,191 shares in 2004 and 2003          (1,963,764)          (1,963,764)
                                                                   ------------         ------------

     TOTAL STOCKHOLDERS' EQUITY                                      17,940,112           16,870,654
                                                                   ------------         ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 91,195,966         $ 87,612,939
                                                                   ============         ============

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              FOR THE                            FOR THE
                                                      SIX MONTHS ENDED JUNE 30,         THREE MONTHS ENDED JUNE 30,
                                                      -------------------------         ---------------------------
                                                        2004             2003             2004               2003
                                                        ----             ----             ----               ----

Sales                                              $188,794,842      $190,018,727      $103,923,036      $98,872,736
Cost of sales                                       157,691,278       159,413,776        86,933,351       82,797,667
                                                   ------------      ------------      ------------      -----------
   Gross profit                                      31,103,564        30,604,951        16,989,685       16,075,069

Operating expenses                                   29,614,439        30,059,435        15,400,324       15,231,911
Interest expense, net of interest income                373,672           395,400           185,499          235,814
                                                   ------------      ------------      ------------      -----------

   Income before income taxes                         1,115,453           150,116         1,403,862          607,344

Income tax expense                                       60,215            27,000           160,627            7,000
                                                   ------------      ------------      ------------      -----------

Net income                                         $  1,055,238      $    123,116      $  1,243,235      $   600,344
                                                   ============      ============      ============      ===========

Net income per common share:
     Basic                                         $       0.11      $       0.01      $       0.13      $      0.06
     Diluted                                       $       0.11      $       0.01      $       0.13      $      0.06
                                                   ============      ============      ============      ===========

Average number of shares used in computation:
     Basic                                            9,480,889         9,398,454         9,486,922        9,455,220
     Diluted                                          9,488,410         9,401,284         9,489,505        9,458,704
                                                   ============      ============      ============      ===========

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                                      2004                2003
                                                                      ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                       $ 1,055,238         $   123,116
 Adjustments to reconcile net income
  to net cash provided by (used in) operating activities
   Depreciation and amortization                                      185,533             179,793
   Increase (reduction) of allowance for doubtful accounts            246,650             (38,138)
   Loss on sale of leased property, net                                (2,400)                  -
   Stock issued for compensation and services                          14,220              53,321
   Excess of costs over net assets acquired                           213,500                   -
 (Increase) decrease in assets:
   Net investment in direct financing leases                           86,391              77,215
   Accounts receivable, net                                        (2,618,709)          4,052,682
   Inventories                                                        450,364           2,759,427
   Due from related parties                                           879,418            (964,492)
   Other assets                                                       (20,819)           (493,990)
 Increase or (decrease) in liabilities
   Accounts payable                                                 1,420,157           1,742,005
   Accrued expenses                                                 1,123,478            (315,118)
   Customer deposits and other current liabilities                     32,675                   -
   Notes payable - floor plan                                          79,865          (4,027,014)
                                                                  -----------         -----------

   NET CASH PROVIDED BY OPERATING ACTIVITIES                        3,268,411           3,148,807
                                                                  -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from certificate of deposit                                 431,740             425,930
 Purchase of certificate of deposit                                  (430,325)           (428,364)
 Purchase of property and equipment                                  (132,953)            (31,641)
 Proceeds from sale of leased equipment                                24,151                   -
                                                                  -----------         -----------

   NET CASH USED IN INVESTING ACTIVITIES                             (110,217)            (34,075)
                                                                  -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Payment of long-term debt                                           (265,956)           (441,125)
                                                                  -----------         -----------

   NET CASH USED IN FINANCING ACTIVITIES                             (265,956)           (441,125)
                                                                  -----------         -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           2,892,228           2,673,607

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      1,003,137             796,074
                                                                  -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 3,895,365         $ 3,469,681
                                                                  ===========         ===========

Supplemental disclosures of cash flow information
   Cash paid during the period for:
    Interest                                                      $ 1,007,993         $ 1,601,000
    Income taxes                                                       28,000              20,000
   Non-cash financing and investing
    Common stock issued as stock compensation                          14,220                   -

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                                  June 30, 2004

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

Certain information and footnote disclosure normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited December 31, 2003 consolidated financial statements and related notes included in the Company's Annual Report on Form
10-K for the year ended December 31, 2003. The results of operations for the six-month and three-month periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications have been made to the
Company's prior year financial statements. For the six months and three months ended June 30, 2003, warranty expense of $1,595,000 and $830,000, respectively, was reclassified from operating expense to cost of sales to conform with the
2004 presentation.

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

For the six months ended June 30, 2004 and 2003, aggregate floor plan interest included in operating expenses was $885,460 and $1,119,753, respectively. For the three months ended June 30, 2004 and 2003, aggregate floor plan interest included in operating expenses was $377,764 and $544,755, respectively.

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                                  June 30, 2003
                                    Continued

For the six-month and three-month periods ended June 30, 2004 and 2003, aggregate floor plan assistance received was, as follows:

                                               Six Months Ended June 30,          Three Months Ended June 30,
                                               -------------------------          ---------------------------
                                                2004              2003               2004             2003
                                                ----              ----               ----             ----

Total floor plan assistance received       $    626,795     $       725,549     $   275,141      $   341,084
                                          ===============  ==================  ===============  =================

Amount included in cost of sales           $    925,452     $       635,549     $   546,566      $   365,084
                                          ===============  ==================  ===============  =================

For the six-month and three-month periods ended June 30, 2003 and 2003, aggregate advertising assistance received was, as follows:

                                               Six Months Ended June 30,          Three Months Ended June 30,
                                               -------------------------          ---------------------------
                                                2004              2003               2004             2003
                                                ----              ----               ----             ----

Total advertising assistance received      $    412,228     $       612,494     $   241,243      $   154,315
                                          ===============  ==================  ===============  =================

Amount included in cost of sales           $    505,248     $       536,494     $   175,750      $   214,315
                                          ===============  ==================  ===============  =================

3.       Inventories

Inventories are comprised of the following:

                                            June 30, 2004      December 31, 2003
                                            -------------      -----------------
New automobiles                              $15,090,100          $16,339,679
New trucks and vans                           17,366,699           15,785,288
Used automobiles and trucks                   15,897,376           16,618,207
Parts and accessories                          1,331,005            1,473,761
Other                                            123,791               41,020
                                             -----------          -----------
                                             $49,808,971          $50,257,955
                                             ===========          ===========

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                                  June 30, 2004
                                    Continued

4.       Related Party Transactions

Amounts due from related parties result from sales and purchases of vehicles to and from dealerships owned by Bruce Bendell, the Company's President, Chief
Executive Officer, Acting Chief Financial Officer and Chairman, and his brother,
Harold Bendell (the "Bendell Dealerships"), as well as previous advances made in the ordinary course of business. All of the sales and purchases to and from the
Bendell Dealerships are made at wholesale cost plus related fees and have, therefore, resulted in no significant profit or loss to the Company. For the six-month and three-month periods ended June 30, 2004 and 2003, the related party sales and purchases were as follows:

                                       Six Months Ended June 30,         Three Months Ended June 30,
                                       -------------------------         ---------------------------
                                        2004             2003               2004             2003
                                        ----             ----               ----             ----

Related party sales                $ 2,963,624     $    2,236,658      $1,349,777       $ 1,135,383
                                  ==============  ==================  ==============  ================

Related party purchases            $ 3,610,871     $    9,655,185      $1,765,248       $ 3,883,903
                                  ==============  ==================  ==============  ================

Pursuant to an agreement in principal, effective January 1, 2004, with HB
Automotive, Inc., a company controlled by Harold Bendell, and a management agreement with Harold Bendell, the Company has accrued management fees for services performed for the Company by HB Automotive, Inc. and Harold Bendell.
For the six months ended June 30, 2004 and 2003, such fees amounted to
$1,012,400 and $216,744, respectively. For the three months ended June 30, 2004 and 2003, such fees amounted to $538,400 and $173,617, respectively. At June 30,
2004, the Company is indebted to HB Automotive, Inc. in the aggregate amount of
$1,346,121, in connection with such fees, which is included in accrued expenses.

As of June 30, 2004, Bruce Bendell was indebted to the Company in the net amount of $125,256. This indebtedness arose from a series of cash advances, for which no interest has been charged, aggregating $1,395,358, the latest of which was made prior to June 30, 2002. At June 30, 2004, the Company has accrued, but unpaid, an aggregate of $1,270,102, due to Bruce Bendell for bonuses and credit enhancement, included in accrued expenses. Included in the amount, is a credit enhancement of $225,000 that was accrued in the quarter ended June 30, 2004.
While this amount is consistent with the amount approved previously by the
Company's Board of Directors, the current period's accrual is subject to the future approval of the Company's Board of Directors.

On June 10, 2004, Bruce Bendell sent a proposal letter to the Company offering to buy all of the Company's outstanding common stock, not already owned by him, for cash consideration of approximately $0.70 per share. Mr. Bendell has granted the Company, until September 7, 2004 to consider the terms of his proposal. For a detailed discussion of such proposal see the Company's Current Reports on
Forms 8-K filed on June 10, 2004, June 18, 2004, July 7, 2004, July 26, 2004 and
August 17, 2004.

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                                  June 30, 2004
                                    Continued

5.       Franchise Terminations

In February 2004, the Company sold its Subaru franchise and certain Subaru parts to an unrelated third party for a cash purchase price of $450,000. Additionally, the purchaser received the Company's inventory of new 2004 Subaru vehicles and assumed the related floor liability. All proceeds from this transaction have been put in escrow pending receipt of certain approvals from third parties. In the second quarter of 2004, the Company closed the sale and recorded a gain of
$237,000 and a reduction of excess of costs over net assets acquired of $213,000 as a result of this transaction.

In March 2004, the Company received notice from American Suzuki Motor
Corporation, the franchisor of the Company's Suzuki dealership in Hempstead, New
York, of a proposed termination of their franchise agreement with the Company.
At the time, the Company had a potential buyer of the franchise and requested that Suzuki delay the termination pending completion of the sale. When the potential sale negotiations were terminated the Company requested that Suzuki reinstate the termination and purchase the Company's inventory of new Suzuki vehicles. The Suzuki dealership was not material to the Company's operations and management does not expect the termination of such dealership to have a significant effect on results of operations or cash flow.

6.       Nasdaq Compliance

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

On May 17, 2004, the Company received a letter from Nasdaq indicating that the
Company was not in compliance with Nasdaq Marketplace Rules 4350A(c) and
4350A(d)(2) (the "Rules"), relating to independent director and audit committee requirements, respectively, for continued listing on The Nasdaq SmallCap Market.
Subsequently, on July 15, 2004, after a new, independent director was appointed to the Company's Board of Directors and as Chairman of its Audit Committee,
Nasdaq notified the Company that it had regained compliance with the Rules.

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                                  June 30, 2004
                                    Continued

7.       Contingencies

The Company is involved, and will continue to be involved, in a number of legal proceedings arising out of the conduct of its business, including litigation with customers, current and former business associates and employment-related lawsuits. The Company intends to vigorously defend itself and assert available defenses with respect to each of these matters. Where necessary, management has accrued its estimate of the probable costs for the resolution of these proceedings based on consultation with outside counsel, assuming various strategies. Further, the Company has certain insurance coverage and rights of indemnification with respect to certain aspects of these matters. During the quarter, there were no significant developments in the Company's legal proceedings, which are discussed in detail in the Company's Annual Report on
Form 10-K for the fiscal year ended December 31, 2003, except for the settlement for $115,000 of a case entitled Tillroe Realty Co. vs. Compass Lincoln Mercury,
Inc. and Fidelity Holdings, Inc. A settlement or an adverse resolution of one or more of the other matters may result in the payment of significant costs and damages, which could have a material adverse effect on the Company's business, financial condition, results of operations, cash flows and prospects.

The Company's policies related to long-lived assets, such as goodwill and property and equipment, which constitute a significant component of its consolidated condensed balance sheets, require that an evaluation of such assets for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If any impairment is found to exist, the related assets will be written down to fair value.
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
These rules on accounting for goodwill have been applied beginning in the first quarter of 2002. During 2002, the required impairment tests of goodwill were performed as of January 1, 2002 and December 31, 2002. Additionally, such tests have been performed as of December 31, 2003. Management has concluded, based, in part, on the analysis performed and conclusions reached by an independent valuation appraiser retained by the Company, that there is no impairment of goodwill as of any of the dates for which such tests were performed. The Company remains, however, subject to financial statement risk to the extent that intangible assets become impaired due to decreases in the fair market value of the related underlying business.

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

In the first half of 2004, our operations result in a pre-tax profit of
$1,115,000 and a net profit of $1,055,000. In the comparable period of 2003, we had a pre-tax profit of $150,000 and a net profit for that period of $123,000.
There are two primary factors that, we believe, contributed to our results. In the 2004 period, our gross profit increased by approximately $500,000 and our operating expenses decreased by approximately $500,000, of which approximately
$200,000 was a reduction in floor plan interest. Additionally, although we incurred approximately $1.3 million in additional compensation expenses attributable to HB Automotive, Inc. and Bruce Bendell, we were able to reduce total operating expenses. We believe that these results are reflective of our implementation of effective operational strategies, including the closing of under-performing dealerships. These changes, however, are also due to the disproportionately weaker results during the first half of 2003. The 2003 period's results were adversely affected by a number of factors outside our control including the general decline in automotive sales throughout the country, attributable to both the general economy and consumer reluctance based on the war with Iraq, and the severe and prolonged winter weather conditions that prevailed in the New York metropolitan area during the first quarter of
2003 that resulted in reduced sales and increased operating costs.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States. Such principles require that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting period. Operating results in the future could vary from the amounts derived from those estimates and assumptions. We have identified the policies below that are critical to our business operations and the understanding of our results of operations and involve significant estimates. For detailed discussion of other significant accounting policies see
Note 1, Basis of Presentation and Significant Accounting Policies, of the Notes
to Consolidated Condensed Financial Statements included elsewhere, herein, and in our Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission (the "Commission").

Revenue Recognition. The majority of our revenue is from the sales of new and used vehicles, including any commissions from related vehicle financings. We recognize revenue upon delivery of the vehicle to the customer. At time of delivery, all financing arrangements between and among the parties have been concluded. Currently, there are a number of states that have passed legislation that limits the amounts car dealers can earn from vehicle financing and several other states' attorneys general have either proposed similar legislation or have evidenced interest in this area. If this trend continues and becomes an issue in
New York, it may be a limiting factor on our ability to generate revenues and profits. Commission revenue on warranty and insurance products sold in connection with vehicle sales is recognized upon sale. Additionally, we record income from direct financing leases based on a constant periodic rate of return on the net investment in the lease. Income earned from operating lease agreements is recorded evenly over the term of the lease.

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

Floor Plan and Advertising Assistance. Floor plan and advertising assistance received from manufacturers are recorded as reductions of inventory or offsets to the cost of the vehicle, as appropriate, and recognized as income upon the sale of the vehicle or when earned under a specific manufacturer's program, whichever is later. Floor plan assistance payments have been included as offsets to cost of sales and inventory, as appropriate. Floor plan interest expense is presented as a component of operating expense in the accompanying consolidated condensed statement of operations to provide more meaningful information regarding the Company's margin performance.

For the six months ended June 30, 2004 and 2003, aggregate floor plan interest included in operating expense was $885,460 and $1,120,000, respectively. For the three months ended June 30, 2004 and 2003, aggregate floor plan interest included in operating expense was $377,765 and $545,000, respectively. The decrease in 2004 of floor plan interest expense is reflective of the comparatively lower average levels of inventory we financed under our floor plan lines in the 2004 first half, compared with the first half of 2003.

For the six months ended June 30, 2004 and 2003, aggregate floor plan assistance included as a reduction of cost of sales was $925,000 and $636,000, respectively. For the three months ended June 30, 2004 and 2003, aggregate floor plan assistance included as a reduction of cost of sales was $547,000 and
$365,000, respectively.

Advertising assistance received from manufacturers for the six months ended June
30, 2004 and 2003, included as a reduction of cost of sales was $505,000 and
$536,000, respectively. Advertising assistance received from manufacturers for the three months ended June 30, 2004 and 2003, included as a reduction of cost of sales was $176,000 and $214,000, respectively.

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

SELECTED OPERATING DATA (UNAUDITED)

($ in millions, except                     SIX MONTHS ENDED JUNE 30,                         THREE MONTHS ENDED JUNE 30,
   per vehicle data)                       -------------------------                         ---------------------------
                                                       Variance -                                            Variance -
                                                       Favorable          %                                   Favorable       %
                                  2004       2003    (Unfavorable)    Variance        2004         2003     (Unfavorable)  Variance
                                  ----       ----    -------------    --------        ----         ----     -------------  --------

Revenues
   New vehicles                   $  75.4     $  65.2   $   10.2       15.6      $  44.3     $    31.9     $   12.4        38.9
   Used vehicles                    104.2       116.1      (11.9)     (10.2)        54.7          62.5         (7.8)      (12.5)
   Service and parts                  8.3         8.0        0.3        3.8          4.4           3.9          0.5        12.8
   Other                              0.9         0.7        0.2       28.6          0.5           0.6         (0.1)      (16.7)
                                  --------    --------  --------     ------      -------     ---------     --------       ------
      Total revenues              $ 188.8     $ 190.0   $   (1.2)      (0.6)     $ 103.9     $    98.9     $    5.0         5.1
                                  ========    ========  ========     ======      =======     =========     ========       ======
 GROSS PROFIT
   New vehicles                   $   7.3     $   6.4   $    0.9       14.1      $   5.2     $     3.3     $    1.9        57.6
   Used vehicles                     20.3        20.9       (0.6)      (2.9)         9.9          10.8         (0.9)       (8.3)
   Service and parts                  2.6         2.6         -          -           1.3           1.4         (0.1)       (7.1)
   Other                              0.9         0.7        0.2       28.6          0.6           0.6         -            -
                                  --------    --------  --------     ------      -------     ---------     --------       ------
      Total gross profit          $  31.1     $  30.6   $    0.5        1.6      $  17.0     $    16.1     $    0.9         5.6
                                  ========    ========  ========     ======      =======     =========     ========       ======

NEW VEHICLES
Unit sales                          2,595       2,503         92        3.7        1,487         1,242          245        19.7
Average revenue per vehicle       $29,052     $26,065   $  2,987       11.5      $29,789     $  25,673     $  4,116        16.0
Average cost per vehicle          $26,248     $23,347   $  2,901       12.4      $26,266     $  23,004     $  3,262        14.2
Gross profit per vehicle          $ 2,804     $ 2,718   $     86        3.2      $ 3,523     $   2,669     $    854        32.0
Gross profit percentage               9.7%       10.4%      -0.7%      (6.7)        11.8%         10.4%         1.4%       13.5

USED VEHICLES
Unit sales                          7,126       7,824       (698)      (8.9)       3,359         4,097         (738)      (18.0)
Average revenue per vehicle       $14,628     $14,839   $   (211)      (1.4)     $16,291     $  15,259     $  1,032         6.8
Average cost per vehicle          $11,780     $12,012   $   (232)      (1.9)     $13,332     $   2,616     $    716         5.7
Gross profit per vehicle          $ 2,848     $ 2,827   $     21        0.7      $ 2,959     $   2,643     $    316        12.0
Gross profit percentage              19.5%       19.1%       0.4%       2.1         18.2%         17.3%         0.9%        5.2

PERCENTAGE OF TOTAL REVENUES

New vehicles                         39.9%       34.3%       5.6%      16.3         42.6%         32.3%        10.3%       31.9
Used vehicles                        55.2%       61.1%      -5.9%      (9.7)        52.6%         63.2%       -10.6%      (16.8)
Service and parts                     4.4%        4.2%       0.2%       4.8          4.2%          3.9%         0.3%        7.7
Other                                 0.5%        0.4%       0.1%      25.0          0.6%          0.6%         0.0%        -
                                  --------    --------  --------     ------      -------     ---------     --------       ------
                                    100.0%      100.0%       0.0%       0.0%       100.0%        100.0%         0.0%        0.0%
                                  ========    ========  ========     ======      =======     =========     ========       ======
OTHER OPERATING DATA
Total operating expenses          $  29.6     $  30.1   $   (0.5)      (1.7)     $  15.4     $    15.3   $     (0.1)       (0.7)
Floor plan interest,
    included in operating
    expenses                          0.9         1.1       (0.2)     (18.2)         0.4           0.6         (0.2)      (37.2)

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2004 AND SIX MONTHS ENDED
JUNE 30, 2003

Revenues. Revenues for the six-month period ended June 30, 2004 decreased to approximately $188.8 million, which is $1.2 million, or 0.6%, less than the prior comparable period's revenues of $190.0 million. The primary reason for the decline in revenues was a decrease in used vehicle unit sales that was only partially offset by an increase in new vehicle units sold. New vehicle sales increased by 92 units in the first half of 2004 to 2,595 units from 2,503 units in the first half of 2003, primarily, because of increased consumer incentives from new vehicle manufacturers, while used vehicle unit sales substantially declined, with sales of only 7,126 units, retail and wholesale, in the current year's six month period as compared with 7,824units in the comparable 2003 period. We believe this decrease of 698 units, or 8.9%, is primarily attributable to a shift from used vehicle sales to new vehicles because of increased incentives buyers receive from manufacturers. Also, the average sales price of used vehicles declined by $211 per vehicle, which is reflective of the trend to new vehicles by purchasers who can afford a higher priced vehicle. An average of approximately 1,188 used vehicles, company-wide, retail and wholesale, were sold during each of the months in the 2004 period, compared with an average of 1,304 units per month in the 2003 comparable period. We believe that the consumer trend toward new vehicle purchases will continue as long as manufacturers remain committed to giving new vehicle purchasers substantial incentives to do so.

Cost of sales. The cost of sales decrease of approximately $1.7 million, or
1.1%, to $157.7 million in the first half of 2004 from $159.4 million for the six months ended June 30, 2003, is significantly attributable to the 698 unit decline in used vehicle sales.

Gross profit. Our total gross profit of $31.1 million for the six months ended
June 30, 2004 is approximately $500,000, or 1.6%, more than gross profits of
$30.6 million in the prior year's comparable period. The increase in gross profit was primarily attributable to the increase in gross profit on the increased volume of new vehicle sales of approximately $900,000, as partially offset by the decrease in gross profit of $600,000 on decreased used vehicle sales volume in the 2004 period compared with the first six months of 2003.

Operating expenses. In the six months ended June 30, 2004, operating expenses decreased approximately $500,000, or 1.7%, to approximately $29.6 million, from approximately $30.1 million in the prior year's comparable period. This decrease is primarily attributable to our overhead reductions that more than offset increases of approximately $1.3 million in additional compensation expenses attributable to HB Automotive, Inc. and Bruce Bendell and included a $200,000 decrease in interest related to our floor plan financing, which was $900,000 in the 2004 six-month period compared with $1.1 million in the comparable 2003 period and general reductions in our overhead expenses. The decrease in floor plan interest is associated with the lower average used vehicle inventory levels that we maintained and financed through our floor plan lines in the 2004 six-month period as compared with the first six months of 2003.

Interest expense, net. Net interest expense had a net decrease of approximately
$22,000 in the first half of 2004 compared with the same 2003 period. The decrease in interest is attributable to repayments of long-term debt.

Income tax expense. We provide for income taxes based on current forecasts of income before taxes for the year and current forecasts of permanent differences between tax and book income. Deferred taxes, including valuation allowances, will be reviewed throughout fiscal 2004.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2004 AND THREE MONTHS ENDED
JUNE 30, 2003

Revenues. Revenues for the three-month period ended June 30, 2004 increased to approximately $103.9 million, which is $5.0 million, or 5.1%, more than the prior comparable period's revenues of $98.9 million. The primary reason for the increase in revenues was the increase in new vehicles sold. New vehicle unit sales increased by 245 units, or 19.7%, in the current quarter compared with the
2003 second quarter. Used vehicle sales declined quarter to quarter. In number of used vehicles sold, there was a

decrease of 738 (18.0%) units sold, retail and wholesale, from 4,097 in 2003 to
3,359 in 2004. Total used vehicle sales revenue declined to $54.7 million in the
2004 second quarter from $62.5 million in the 2003 comparable period, a decrease of $7.8 million, or 12.5%. Revenue per new vehicle sold increased substantially by $4,116 per vehicle in the 2004 second quarter to $29,789 as compared with the second quarter of 2003's revenue per new vehicle of $25,673. Revenue per used vehicle sold increased by approximately $1,032 in the 2004 period from the comparable quarter in the prior year. We believe that there is a consumer trend toward new vehicle purchases that will continue as long as manufacturers remain committed to giving new vehicle purchasers substantial incentives to do so.

Cost of sales. The cost of sales increase of approximately $4.1 million, or
5.0%, to $86.9 million in the second quarter of 2004 from $82.8 million for the three months ended June 30, 2003 is significantly attributable to the 245 unit increase and higher average cost, an average increase of $3,262 per vehicle, in new vehicle sales. This more than offset the decline in used vehicle sales.

Gross profit. Our total gross profit of $17.0 million for the three months ended
June 30, 2004, is an increase of $0.9 million, or 5.6%, from gross profits of
$16.1 million in the prior year's comparable quarter. The increase in gross profit was primarily attributable to the increase in volume of new vehicle sales as well as higher dollar margins of new and used vehicles sold in the period.

Operating expenses. In the three months ended June 30, 2004, operating expenses increased approximately $.2 million, or 1.3%, to approximately $15.4 million, from $15.2 million in the prior year's comparable quarter. This increase is primarily attributable to additional compensation expenses earned by HB
Automotive, Inc. and Bruce Bendell that we were able to substantially offset by our overhead reductions and, to a lesser extent, to increases in selling expenses associated with our higher volume new vehicle sales during the current quarter.

Interest expense, net. Net interest expense had a net decrease of approximately
$50,000 to $186,000 in the second quarter of 2004 from $236,000 recorded in the comparable prior period. This decrease is attributable to repayments of long-term debt.

Income tax expense. We provide for income taxes based on current forecasts of income before taxes for the year and current forecasts of permanent differences between tax and book income. Deferred taxes, including valuation allowances, will be reviewed throughout fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES - JUNE 30, 2004

At June 30, 2004, our total assets were $91.2 million, an increase of approximately $3.6 million from total assets of $87.6 million at December 31,
2003. This aggregate increase is primarily related to the increase in our cash of $2.9 million and net accounts receivable of $2.4 million, as partially offset by decreases in our inventories of $449,000, due from related parties of
$879,000 and goodwill of $213,000.

For the six months ended June 30, 2004, we had a net increase in cash and cash equivalents of $2,892,228. The primary reason for this increase was the net cash provided by our operating activities of $3,268,411.

The net cash provided by our operating activities of $3,268,411 was comprised of our net income of $1,055,238 plus net non-cash charges of $657,003 and a net increase in liabilities of $2,779,525 (primarily attributable to a increases in accounts payable and accrued expenses of $1,420,157 and $1,246,828, respectively), as partially offset by a net increase in assets of $1,223,355
(attributable, primarily, to an increase in accounts receivable of $2,618,709 and decreases in inventories and due from related parties of $450,364 and
$879,418, respectively). This is reflective, primarily, of our increased level of both fleet and retail sales during the second quarter which gave rise to increased receivables and our consequently increased level of expenses, including accrued incentive pay during that quarter.

Additionally, our net cash use of $110,227 in our investing activities, is primarily attributable to purchases of property and equipment.

We used $265,956 in our financing activities for payments of long-term debt.

The foregoing activities, i.e., operating, investing and financing, resulted in a net cash increase of $2,892,228 for the six months ended June 30, 2004.

Our working capital was approximately $2.1 million and $2.3 million at June 30,
2004 and December 31, 2003, respectively. We require cash to fund our working capital needs and capital expenditures, as well as to meet existing commitments.
These cash requirements include payments on long-term debt of $350,000 for the last six months of 2004, $2.0 million for 2005, $479,000 for 2006 and $4.6 million, thereafter, and lease payments of $729,000 for the last six months of
2004, $1.3 million for 2005, $1.2 million for 2006 and $2.2 million, thereafter.
In addition, pursuant to an employment agreement with our President, Chief
Executive Officer and Acting Chief Financial Officer, Bruce Bendell, that expired on June 30, 2004, we were obligated to pay him a minimum of $500,000 per year. We believe that such agreement will be extended or renegotiated. However, there can be no assurance that we and Mr. Bendell will agree on terms or, if agreed upon, that such terms will not include material increases in cash or other compensation to Mr. Bendell. Additionally, subject to the approval of our
Board of Directors, it is expected that we will pay Mr. Bendell $450,000, annually, for the continuation of his credit enhancement to us through the provision of his personal guarantee on our floor plan financing. All of the foregoing obligations are funded, principally, from cash flows from operations and borrowings under floor plan financings.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, who is also our Acting Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15 and 15d-15 as of the end
of the period covered by this report (the "Evaluation Date")), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the
Company and its consolidated subsidiaries would be made known to him by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

Notwithstanding the foregoing, there can be no assurance that our disclosure controls and procedures will detect or uncover all failures of our employees and our consolidated subsidiaries to disclose material information otherwise required to be set forth in our periodic reports.

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

1. On April 30, 2004, we issued 4,500 shares of our common stock to David
Edelstein, at a per share price of $0.79, as compensation for services as an outside member of our Board of Directors.

2. On April 30, 2004, we issued 4,500 shares of our common stock to Jeffrey
Weiner, at a per share price of $0.79, as compensation for services as an outside member of our Board of Directors.

3. On April 30, 2004, we issued 4,500 shares of our common stock to Steven Nawi, a former director, at a per share price of $0.79, as compensation for services as an outside member of our Board of Directors.

4. On April 30, 2004, we issued 4,500 shares of our common stock to Steven
Hornstock, at a per share price of $0.79, as compensation for services as an outside member of the Company's Board of Directors.

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

31.1     Chief Executive Officer's and Acting Chief Financial Officer's
         Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Chief Executive Officer's and Acting Chief Financial Officer's
         Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

On June 10, 2004, we filed a report on Form 8-K disclosing the issuance of a press release announcing that we had received a proposal letter contemplating a transaction pursuant to which an entity to be formed by Bruce Bendell would be merged into us for cash consideration of approximately $0.70 per share.

On June 18, 2004, we filed a report on Form 8-K disclosing the granting of additional time by Bruce Bendell to consider the terms of his previously proposed transaction.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               THE MAJOR AUTOMOTIVE COMPANIES, INC.

Date: August 23, 2004          /s/ Bruce Bendell
                               ------------------
                               Bruce Bendell
                               Chairman of the Board and Chief Executive Officer
                               and Acting Chief Financial Officer

