Form 10-Q
period 2004-09-30
MAJOR AUTOMOTIVE COMPANIES INC
filed 2004-11-22
CIK 1009779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

            For the quarterly period ended September 30, 2004 or

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the transition period from _______________ to ____________________

Commission File Number: 000-29182

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.
            --------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                  Nevada                                11-3292094
      ---------------------------------                -------------
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

As of November 19, 2004, there were 9,492,856 shares of the registrant's common stock outstanding.

                                      INDEX

--------------------------------------------------------------------------------------------------------- ------------
                                                                                                            Page No.
--------------------------------------------------------------------------------------------------------- ------------

--------------------------------------------------------------------------------------------------------- ------------
PART I.  FINANCIAL INFORMATION
--------------------------------------------------------------------------------------------------------- ------------
Item 1. Financial Statements (Unaudited)........................................                              3
--------------------------------------------------------------------------------------------------------- ------------
Consolidated Condensed Balance Sheets ..........................................                              3
--------------------------------------------------------------------------------------------------------- ------------
Consolidated Condensed Statements of Operations ................................                              5
--------------------------------------------------------------------------------------------------------- ------------
Consolidated Condensed Statements of Cash Flows ................................                              6
--------------------------------------------------------------------------------------------------------- ------------
Notes to Consolidated Condensed Financial Statements ........................                                 8
--------------------------------------------------------------------------------------------------------- ------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations ..................................................................                             13
--------------------------------------------------------------------------------------------------------- ------------
Item 3. Quantitative and Qualitative Disclosures About Market Risk .............                             21
--------------------------------------------------------------------------------------------------------- ------------
Item 4. Controls and Procedures.................................................................             21
--------------------------------------------------------------------------------------------------------- ------------
PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------------------------------- ------------
Item 1. Legal Proceedings.. ....................................................................             22
--------------------------------------------------------------------------------------------------------- ------------
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.............................             23
--------------------------------------------------------------------------------------------------------- ------------
Item 3. Defaults Upon Senior Securities ......................................................               23
--------------------------------------------------------------------------------------------------------- ------------
Item 4. Submission of Matters to a Vote of Security Holders...............................                   23
--------------------------------------------------------------------------------------------------------- ------------
Item 5. Other Information ......................................................................             23
--------------------------------------------------------------------------------------------------------- ------------
Item 6. Exhibits ...................................................                                         23
--------------------------------------------------------------------------------------------------------- ------------
Signatures .....................................................................................             23
--------------------------------------------------------------------------------------------------------- ------------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                 September 30, 2004      December 31, 2003
                                                                 ------------------      -----------------
                                                                     (Unaudited)

ASSETS

Current assets
  Cash and cash equivalents                                      $      3,738,365          $    1,003,137
  Short-term investments                                                  431,740                 430,325
  Net investment in direct financing leases, current
  Accounts receivable, net of allowance for doubtful accounts
    of $688,155 and $608,595                                           12,885,663              11,204,480
  Inventories
                                                                       40,040,129              50,257,955
  Due from related parties                                              1,903,207               2,515,749
  Other current assets                                                    282,517                 277,942
                                                                 ----------------          --------------
                             Total current assets                      59,400,312              65,902,899

Net investment in direct financing leases,
  net of current portion                                                   22,966                  62,773
Property and equipment, net                                             5,081,499               4,899,059

Deferred income taxes                                                   1,459,535               1,576,000
Excess of costs over net assets acquired                               13,376,000              13,589,000

Due from officer                                                        1,395,358               1,395,358
Notes receivable and other assets                                         254,807                 187,850
                                                                 ----------------          --------------

                             Total assets                        $     80,990,477          $   87,612,939
                                                                 ================          ==============

See accompanying notes to condensed consolidated financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable - floor plan                                $      39,016,941          $       49,599,366
  Accounts payable                                                  9,023,781                   7,761,992
  Accrued expenses                                                  6,396,753                   4,955,215
  Current maturities of long-term debt                              1,981,584                     701,741
  Customer deposits and other current liabilities                     458,749                     567,846
                                                            ----------------------     ------------------
    Total current liabilities                                      56,877,808                  63,586,160

Long-term debt, less current maturities                             5,580,604                   7,156,125

                                                            ----------------------     ------------------
    Total liabilities                                              62,458,412                  70,742,285
                                                            ----------------------     ------------------

Contingencies
Stockholders' equity
  Preferred stock, $.01 par value- 2,000,000 shares
    authorized; 0 shares issued and outstanding
    in 2004 and 2003                                                       -                          -
  Common stock, $.01 par value- 50,000,000 shares
    authorized; 9,720,047 and 9,702,047 shares issued;
    9,492,856 and 9,474,856 shares outstanding in 2004
    and 2003, respectively                                             97,200                      97,020
Additional paid in capital                                         40,189,749                  40,175,709
Deficit                                                           (19,791,120)                (21,438,311)
Treasury stock, at cost; 227,191 shares in 2004 and 2003           (1,963,764)                 (1,963,764)
                                                            ----------------------     ------------------

    Total stockholders' equity                                     18,532,065                  16,870,654
                                                            ----------------------     ------------------

    Total liabilities and stockholders' equity              $      80,990,477          $       87,612,939
                                                            ======================     ==================

See accompanying notes to condensed consolidated financial statements.

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Nine Months Ended September 30,      Three Months Ended September 30,
                                                         -------------------------------      --------------------------------
                                                           2004                2003            2004                    2003
                                                           ----                ----            ----                    ----

Sales                                                $   292,912,584    $    293,976,023     $ 104,117,742    $  103,957,296
Cost of sales                                            245,815,740         246,010,023        88,124,462        86,681,296
                                                    ------------------ -------------------  ---------------- -----------------
    Gross profit                                          47,096,844          47,966,000        15,993,280        17,276,000

Operating expenses                                        44,706,361          46,350,232        15,091,922        16,205,748
Interest expense, net of interest income                     558,998             588,040           185,326           192,640
                                                    ------------------ -------------------  ---------------- -----------------

    Income before income taxes                             1,831,485           1,027,728           716,032           877,612

Income tax expense                                           184,294              93,000           124,079            66,000
                                                    ------------------ -------------------  ---------------- -----------------

Net income                                           $     1,647,191   $         934,728     $     591,953    $      811,612
                                                    ================== ===================  ================ =================

Net income per common share:
     Basic                                           $          0.17   $           0.10      $        0.06    $         0.09
     Diluted                                         $          0.17   $           0.10      $        0.06    $         0.09
                                                    ================== ===================  ================ =================

Average number of shares used in computation:
     Basic                                                 9,484,907           9,424,201         9,492,856         9,474,856
     Diluted                                               9,494,217           9,427,048         9,505,551         9,477,741
                                                    ================== ===================  ================ =================

See accompanying notes to condensed consolidated financial statements.

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)

                                                                                    2004            2003
                                                                                    ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                              $  1,647,191    $    934,728
       Adjustments to reconcile net income to
         net cash provided by (used in) operating activities
           Depreciation and amortization                                            301,974         278,246
           Reduction of deferred income taxes                                       116,465              --
           Additions to (reductions of) allowance for doubtful accounts              79,560         (18,058)
           Stock issued for compensation and services                                14,220          53,321
           Reduction of excess of costs over net assets acquired                    213,000              --
       (Increase) decrease in assets:
           Net investment in direct financing leases                                134,427          77,225
           Accounts receivable, net                                              (1,760,742)      4,268,666
           Inventories                                                           10,217,826       1,342,233
           Due from related parties                                                 612,542      (1,482,332)
           Other assets                                                             (73,843)         83,729
       Increase or (decrease) in liabilities
           Accounts payable                                                        1,261,789       1,979,060
           Accrued expenses                                                        1,441,538        (646,571)
           Customer deposits and other liabilities                                  (109,097)       (285,783)
           Notes payable - floor plan                                            (10,582,425)     (3,956,795)
                                                                                 ------------    ------------

           NET CASH PROVIDED BY OPERATING ACTIVITIES                               3,514,425       2,627,669
                                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from certificate of deposit                                          (1,415)        425,930
       Purchase of certificate of deposit                                                --        (428,364)
       Purchase of property and equipment                                          (512,263)       (140,376)
       Proceeds from sale of leased equipment                                        30,159              --
                                                                               ------------    ------------

          NET CASH USED IN INVESTING ACTIVITIES                                    (483,519)       (142,810)
                                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Payments of long-term debt                                                  (295,678)       (455,508)
                                                                               ------------    ------------

         NET CASH USED IN FINANCING ACTIVITIES                                     (295,678)       (455,508)
                                                                               ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         2,735,228       2,029,351

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    1,003,137         796,074
                                                                               ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $  3,738,365    $  2,825,425
                                                                               ============    ============

Supplemental disclosures of cash flow information
       Cash paid during the period for:
          Interest                                                                1,798,120       2,128,009
          Income taxes                                                               73,000          43,000
       Non-cash financing activity
          Common stock issued as stock compensation                                  14,220              --

See accompanying notes to condensed consolidated financial statements.

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                               September 30, 2004

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

Certain information and footnote disclosure normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December
31, 2003. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

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

For the nine months ended September 30, 2004 and 2003, aggregate floor plan interest included in operating expenses was approximately $1,440,000 and
$1,539,000, respectively. For the three months ended September 30, 2004 and
2003, aggregate floor plan interest included in operating expenses was approximately $554,000 and $361,000, respectively.

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                               September 30, 2004
                                   (Continued)

For the nine-month and three-month periods ended September 30, 2004 and 2003, aggregate floor plan assistance received was, as follows:

                                       Nine Months Ended September 30,    Three Months Ended September 30,
                                       -------------------------------    --------------------------------
                                            2004           2003               2004             2003
                                            ----           ----               ----             ----

Total floor plan assistance received     $1,359,060     $1,115,556         $  732,264       $  390,007
                                         ==========     ==========         ==========       ==========

Amount included in cost of sales         $1,168,934     $1,044,556         $  243,482       $  409,007
                                         ==========     ==========         ==========       ==========

For the nine-month and three-month periods ended September 30, 2004 and 2003, aggregate advertising assistance received was, as follows:

                                         Nine Months Ended September 30,    Three Months Ended September 30,
                                         -------------------------------    --------------------------------
                                             2004              2003            2004           2003
                                             ----              ----            ----           ----

Total advertising assistance received     $1,230,462        $  830,340     $  818,234      $  209,209
                                          ==========        ==========     ==========      ==========

Amount included in cost of sales          $  770,940        $  778,340     $  265,692      $  233,209
                                          ==========        ==========     ==========      ==========

3.   Inventories

Inventories are comprised of the following:

                              September 30, 2004  December 31, 2003
                              ------------------  -----------------
New automobiles                  $10,367,236        $16,339,679
New trucks and vans               11,337,659         15,785,288
Used automobiles, vans and
trucks                            17,078,117         16,618,207

Parts and accessories              1,155,333          1,473,761

Other                                101,784             41,020
                                 -----------        -----------
                                 $40,040,129        $50,257,955
                                 ===========        ===========

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                               September 30, 2004
                                   (Continued)

4.   Related Party Transactions

Amounts due from related parties result from sales and purchases of vehicles to and from dealerships owned by Bruce Bendell, the Company's President, Chief
Executive Officer, Acting Chief Financial Officer and Chairman, and his brother,
Harold Bendell, a key employee, (the "Bendell Dealerships"), as well as previous advances made in the ordinary course of business. All of the sales and purchases to and from the Bendell Dealerships are made at wholesale cost plus related fees and have, therefore, resulted in no significant profit or loss to the Company.
For the nine-month and three-month periods ended September 30, 2004 and 2003, the related party sales and purchases were as follows:

                                    Nine Months Ended September 30,     Three Months Ended September 30,
                                    -------------------------------     --------------------------------
                                        2004               2003              2004             2003
                                        ----               ----              ----             ----

Related party sales                 $ 4,441,365         $ 3,916,597       $ 1,477,741      $ 1,679,939
                                    ===========         ===========       ===========      ===========

Related party purchases             $ 4,747,498         $11,825,096       $ 1,136,627      $ 2,169,911
                                    ===========         ===========       ===========      ===========

Pursuant to an agreement in principal, effective January 1, 2004, with HB
Automotive, Inc., a company controlled by Harold Bendell, and a management agreement with Harold Bendell, the Company has accrued management fees for services performed for the Company by HB Automotive, Inc. and Harold Bendell.
For the nine months ended September 30, 2004 and 2003, such fees amounted to
$2,053,600 and $422,050, respectively. For the three months ended September 30,
2004 and 2003, such fees amounted to $1,041,200 and $205,306, respectively. At
September 30, 2004, the Company is indebted to HB Automotive, Inc. in the aggregate amount of $1,041,145, in connection with such fees, which is included in accrued expenses.

As of September 30, 2004, Bruce Bendell was indebted to the Company in the net amount of $22,697. This indebtedness arose from a series of cash advances, for which no interest has been charged, aggregating $1,395,358, the latest of which was made prior to June 30, 2002. At September 30, 2004, the Company has accrued, but unpaid, an aggregate of $1,372,661, due to Bruce Bendell for bonuses and credit enhancement, which amount is included in accrued expenses. Included in the amount, is a credit enhancement of $787,500, of which $337,500 and
$112,500, respectively, was accrued in the nine months and three months ended
September 30, 2004. This amount was approved, previously, by the Company's Board of Directors.

On June 10, 2004, Bruce Bendell sent a proposal letter to the Company offering to buy all of the Company's outstanding common stock, not already owned by him, for cash consideration of approximately $0.70 per share. Mr. Bendell had granted the Company, until September 7, 2004 to consider the terms of his proposal. On
September 7, 2004, Mr. Bendell withdrew his offer. For a detailed discussion of such proposal see the Company's Current Reports on Forms 8-K filed on June 10,
2004, June 18, 2004, July 7, 2004, July 26, 2004, August 17, 2004 and September
10, 2004.

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                               September 30, 2004
                                   (Continued)

5.   Franchise Terminations

In February 2004, the Company sold its Subaru franchise and certain Subaru parts to an unrelated third party for a cash purchase price of $450,000. Additionally, the purchaser received the Company's inventory of new 2004 Subaru vehicles and assumed the related floor liability. All proceeds from this transaction were put in escrow pending receipt of certain approvals from third parties. In the second quarter of 2004, the Company closed the sale and recorded a gain of $237,000 and a reduction of excess of costs over net assets acquired of $213,000 as a result of this transaction.

In March 2004, the Company received notice from American Suzuki Motor
Corporation, the franchisor of the Company's Suzuki dealership in Hempstead, New
York, of a proposed termination of their franchise agreement with the Company.
At the time, the Company had a potential buyer for the franchise and requested that Suzuki delay the termination pending completion of the sale. When the potential sale negotiations were terminated the Company requested that Suzuki reinstate the termination and purchase the Company's inventory of new Suzuki vehicles. The Suzuki dealership was not material to the Company's operations and management does not expect the termination of such dealership to have a significant effect on results of operations or cash flow.

6.   Nasdaq Delisting

On April 29, 2004, the Company received a Notification of Deficiency from the
Nasdaq Stock Market, Inc. ("Nasdaq") indicating that the Company was not in compliance with Nasdaq Marketplace Rule 4310(c)(4), relating to minimum bid price per share ($1.00) for continued listing on The Nasdaq SmallCap Market.

The Company had until October 26, 2004 to demonstrate compliance with this rule
(and maintain compliance with all other listing requirements) or face possible delisting from The Nasdaq SmallCap Market. Such compliance was not achieved by the deadline date and, accordingly, the Company's common stock was delisted from the Nasdaq SmallCap Market. On November 10, 2004, the Company's common stock commenced trading on the Over-the-Counter Bulletin Board.

7.   Contingencies

The Company is involved in a number of legal proceedings arising out of the conduct of its business, including litigation with customers, current and former business associates and employment-related lawsuits. The Company intends to vigorously defend itself and assert available defenses with respect to each of these matters. Where necessary, management has accrued its estimate of the probable costs for the resolution of these proceedings based on consultation with outside counsel, assuming various strategies. Further, the Company has certain insurance coverage and rights of indemnification with respect to certain aspects of these matters. During the quarter, there were no significant developments in the Company's legal proceedings, which are discussed in detail in the Company's Annual Report on Form 10-K for the fiscal year ended December
31, 2003, except for the cases entitled GRIT, LLC vs. Major Automotive
Companies, Inc. and Daniel Tepper v. Fidelity Holdings, Inc; Fidelity Holdings,
Inc. (Third Party Plaintiff) v. InvestAmerica et al. (the "Tepper Litigation"),
both of which were adjudicated in the Company's favor and, consequently, dismissed. In the Tepper Litigation, however, plaintiff filed a notice of appeal of the court's decision on November 3, 2004.

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                               September 30, 2004
                                   (Continued)

A settlement or an adverse resolution of one or more of the other matters may result in the payment of significant costs and damages, which could have a material adverse effect on the Company's business, financial condition, results of operations, cash flows and prospects at September 30, 2004.

8.   Excess of Costs Over Net Assets Acquired

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

The first nine months of 2004 saw a decline in revenues and gross profits.
Nevertheless, we generated a pre-tax profit of $1,831,485 this period, compared with a pre-tax profit of $1,027,728 in the comparable 2003 period. This was an increase of $803,757 from the first nine months of 2003. The most significant factor contributing to this result was our $1.6 million decrease in operating expenses. This was partially offset by the $869,000 decline in our gross profit for the period. As our revenues and gross profits decreased, we instituted the necessary steps, including the closing of unprofitable dealerships, to reduce our overhead costs and have been successful in those efforts.

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

For the nine months ended September 30, 2004 and 2003, aggregate floor plan interest included in operating expense was $1,440,000 and $1,539,000, respectively. For the three months ended September 30, 2004 and 2003, aggregate floor plan interest, included in operating expense, was $554,000 and $361,000, respectively. The decrease in floor plan interest expense incurred in the nine months ended September 30, 2004 compared with the same period in 2003 reflects both a decline in sales and a decline in inventory levels, as partially offset by higher interest rates. The increase of floor plan interest for the three months ended September 30, 2004 compared with the same 2003 period is reflective of the higher interest rates during the current period.

For the nine months ended September 30, 2004 and 2003, aggregate floor plan assistance, included as a reduction of cost of sales, was $1,169,000 and
$1,045,000, respectively. For the three months

ended September 30, 2004 and 2003, aggregate floor plan assistance, included as a reduction of cost of sales, was $243,000 and $409,000, respectively.

Advertising assistance received from manufacturers for the nine months ended
September 30, 2004 and 2003, included as a reduction of cost of sales, was
$771,000 and $778,000, respectively. Advertising assistance received from manufacturers for the three months ended September 30, 2004 and 2003, included as a reduction of cost of sales, was $266,000 and $233,000, respectively.

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

SELECTED OPERATING DATA (UNAUDITED)

($ in millions, except                       NINE MONTHS ENDED SEPTEMBER 30,                  THREE MONTHS ENDED SEPTEMBER 30,
  per vehicle data)                          ------------------------------                   --------------------------------
                                                           Variance -                                         Variance -
                                                            Favorable          %                              Favorable        %
                                    2004        2003      (Unfavorable)    Variance      2004        2003   (Unfavorable)   Variance
                                    ----        ----      -------------    --------      ----        ----   -------------   --------

Revenues
      New vehicles                $  117.3    $  102.8    $     14.5         14.1      $   41.9    $   37.6   $    4.3       11.4
      Used vehicles                  161.8       178.5         (16.7)        (9.4)         57.5        62.4       (4.9)      (7.9)
      Service and parts               12.4        11.9           0.5          4.2           4.1         3.9        0.2        5.1
      Other                            1.4         0.8           0.6         75.0           0.6         0.1        0.5      500.0
                                 ----------- ----------- -------------   -----------  ----------- ---------- ------------ ---------
            Total revenues        $  292.9    $  294.0    $     (1.1)        (0.4)     $  104.1    $  104.0   $    0.1        0.1
                                 =========== =========== =============   ===========  =========== ========== ============ =========

GROSS PROFIT
      New vehicles                $   10.9    $   10.8    $      0.1          0.9      $    3.2    $    3.8   $   (0.6)     (15.8)
      Used vehicles                   30.9        30.7           0.2          0.7          10.6        12.1       (1.5)     (12.4)
      Service and parts                3.8         4.0          (0.2)        (5.0)          1.1         1.3       (0.2)     (15.4)
      Other                            1.5         2.5          (1.0)       (40.0)          1.1         0.1        1.0    1,000.0
                                 ----------- ----------- -------------   -----------  ----------- ---------- ------------ ----------
            Total gross profit    $   47.1    $   48.0    $     (0.9)        (1.9)     $   16.0    $   17.3   $   (1.3)     (7.5)
                                 =========== =========== =============   ===========  =========== ========== ============ ==========
NEW VEHICLES
Unit sales                           4,091       3,929           162          4.1         1,496       1,426         70        4.9
Average revenue per vehicle       $ 28,665    $ 26,168    $    2,497          9.5      $ 27,994    $ 26,348   $  1,646        6.2
Average cost per vehicle          $ 25,996    $ 23,425    $    2,571         11.0      $ 25,860    $ 23,713   $  2,147        9.1
Gross profit per vehicle          $  2,669    $  2,743    $      (74)        (2.7)     $  2,134    $  2,635   $   (501)     (19.0)
Gross profit percentage                9.3%       10.5%         -1.2%       (11.4)          7.6%      10.0%       -2.4%     (24.0)

USED VEHICLES
Unit sales                          10,996      12,678        (1,682)       (13.3)        3,870       4,854       (984)     (20.3)
Average revenue per vehicle       $ 14,713    $ 14,081    $      632          4.5      $ 14,869    $ 12,861   $  2,008       15.6
Average cost per vehicle          $ 11,902    $ 11,657    $      245          2.1      $ 12,126    $ 10,377   $  1,749       16.9
Gross profit per vehicle          $  2,811    $  2,424    $      387         16.0      $  2,743    $  2,484   $    259       10.4
Gross profit percentage               19.1%       17.2%          1.9%        11.0          18.4%      19.3%       -0.9%      (4.7)

PERCENTAGE OF TOTAL REVENUES
New vehicles                          40.0%       35.0%          5.0%        14.3          40.2%      36.2%        4.1%      11.2
Used vehicles                         55.2%       60.7%         -5.5%        (9.1)         55.2%      60.0%       -4.8%      (8.0)
Service and parts                      4.2%        4.0%          0.2%         5.0           3.9%       3.8%        0.1%       2.6
Other                                  0.6%        0.3%          0.3%       100.0           0.7%       0.1%        0.6%   1,300.0
                                 ----------- ----------- -------------   -----------  -----------  --------- ------------ ---------
                                     100.0%      100.0%          0.0%         0.0%        100.0%     100.0%        0.0%       0.0%
                                 =========== =========== =============   ===========  ===========  ========= ============ =========

OTHER OPERATING DATA
Total operating expenses          $   44.7    $   46.3    $     (1.6)        (3.5)     $   15.1    $   16.2   $   (1.1)      (6.8)
Floor plan interest, included
      in operating expenses            1.4         1.5          (0.1)        (6.7)          0.6         0.4        0.2       50.0

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2004 AND NINE MONTHS
ENDED SEPTEMBER 30, 2003

Revenues. Revenues for the nine-month period ended September 30, 2004 had a net decrease to approximately $292.9 million, which is $1.1 million, or 0.4%, less than the prior comparable period's revenues of $294.0 million. The primary reasons for the net decrease in revenues was the decrease in the number of used vehicles sold, which was not totally offset by increases in average unit selling prices of both new and used vehicles. New vehicles sold increased by 162 units in the first three quarters of 2004 to 4,091 units from 3,929 units in the first three quarters of 2003, while used vehicle sales declined significantly by 1,682 units (13.3%) to 10,996 units in the first three quarters of 2004 from 12,678 units, retail and wholesale, in the prior year's comparable nine months.
Although selling prices of new vehicles increased approximately $2,500 per vehicle, this increase was not sufficient to offset the decline in used vehicle units sold. The average selling price of used vehicles increased by only $632 per unit, which, also, did not have a significantly offsetting effect to the steep decline in unit sales. We believe that, due, in large part, to the significant factory incentives offered to purchasers of new vehicles, a large number of potential used vehicle purchasers were able to buy new vehicles. We are a significant factor in the retail used vehicle sales business in our operating area, but of lesser significance as a new vehicle retailer. As a result, our mix of new and used vehicle sales to total revenues went from 60.7%
used vehicle sales and 35.0% new vehicle sales during the first nine months of
2003 to 55.2% used vehicle sales and 40.0% new vehicle sales during the first nine months of 2004.

Cost of sales. The cost of sales decrease of $194,000, or 0.1%, to $245.8 million in the first three quarters of 2004 from $246.0 million for the nine months ended September 30, 2003, is reflective of the significant decline in used vehicle unit sales as offset by the higher costs of the increased volume of new vehicle sales. The large decline in costs based on reduced sales volume was partially offset by an increase in the average cost of new vehicles sold of
$2,571, or 11.0%, and the relatively smaller increase in the average cost of used vehicle of $245, or 2.1%.

Gross profit. Our operations generated total gross profit of $47.1 million for the nine months ended September 30, 2004, a decrease of approximately $900,000, or 1.9%, from gross profits of $48.0 million in the prior year's comparable period. The decrease in gross profit was primarily attributable to the decline in used vehicle unit sales and, to a lesser extent, a decline of less than $74 per vehicle in the average gross profit of new vehicles sold and an increase in average gross profit of $387 per used vehicle sold. Total gross profit as a percentage of revenues declined to 16.1% from 16.3% in the nine months ended
September 30, 2004 and 2003, respectively.

Operating expenses. In the nine months ended September 30, 2004, operating expenses decreased approximately $1.6 million, or 3.5%, to approximately $44.7 million, from $46.3 million in the prior year's comparable period. This decrease is attributable, in large part, to the cost-cutting efforts initiated throughout our dealership group, with the most significant decreases resulting from the closing of unprofitable dealerships and reductions in advertising expenditures.
The overhead reductions in the nine months ended September 30, 2004, were more than able to offset the additional expenses that we incurred that were related to the compensation earned by HB Automotive, Inc. and Bruce Bendell. Interest expense, related to our floor plan and included in operating costs, also decreased by approximately $100,000 in the 2004 nine-month period.

Interest expense. Net interest expense had a net decrease of approximately
$29,000 in the first nine months of 2004 compared with the same 2003 period. The decrease in interest is attributable to repayments of long-term debt.

Income tax expense. We provide for income taxes based on current forecasts of income before taxes for the year and the estimated effective tax rate for the year. For the period ended September 30, 2004, the estimated effective tax rate is lower than the normal effective tax rate as a result of an approximate
$600,000 reduction in the deferred tax valuation reserve. Income tax expense is comprised of $85,000 of local income taxes and federal income taxes of $99,000 due to the use of net operating loss carryforwards. Deferred taxes, including valuation allowances, are reviewed throughout fiscal 2004.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2004 AND THREE MONTHS
ENDED SEPTEMBER 30, 2003

Revenues. Revenues for the three-month period ended September 30, 2004 increased to approximately $104.1 million, which is $160,000, or 0.1%, more than the prior comparable period's revenues of $104.0 million. This relatively flat sales level, however, reflects a continuing trend in which the number of new vehicles sold is increasing, while the number of used vehicles sold is decreasing. In the current quarter, we sold 70 more new vehicles than we did in the comparable prior year's quarter. At the same time, the number of used vehicles sold decreased by 984 units. The significantly higher revenue per new vehicle sold was able to offset the decline in revenues from the decreased used vehicle sales.

Cost of sales. Our cost of sales increase of $1.4 million, or 1.6%, to $88.1 million in the third quarter of 2004 from $86.7 million for the three months ended September 30, 2003 is consistent with the change in sales mix, whereby we are selling a greater percentage of the more expensive new vehicles to the lower cost used vehicles, resulting in a higher cost of sales.

Gross profit. Total gross profit of $16.0 million for the three months ended
September 30, 2004, shows a decrease of $1.3 million, or 7.5%, from gross profits of $17.3 million in the prior year's comparable quarter. This change in gross profits is consistent with the change in costs of sales, resulting from the change in product mix. In the 2004 third quarter, 40.2% of our total revenues came from new vehicle sales and 55.2% came from used vehicle sales. In the comparable 2003 period, the mix was 36.2% and 60.0%, new and used vehicle sales, respectively. Because used vehicles sales, historically, have generated higher gross profits per vehicle sold than new vehicles, the change in product mix resulted in the gross profit decline. Additionally, primarily because of competitive factors in the industry and in our marketing area, gross profits as a percentage of revenues, for both new and used vehicles, declined in the current quarter as compared with the third quarter of 2003.

Operating expenses. In the three months ended September 30, 2004, operating expenses decreased approximately $1.1 million, or 6.8%, to approximately $15.1 million, from $16.2million in the prior year's comparable quarter. This decrease is primarily a result of our continuing successful efforts to reduce or eliminate unnecessary costs, throughout the dealership group, with the most significant decreases resulting from the closing of unprofitable dealerships and reductions in advertising expenditures. The overhead reductions in the current quarter were more than able to offset the additional expenses that we incurred that were related to the compensation earned by HB Automotive, Inc. and Bruce
Bendell.

Interest expense, net. Net interest expense had a net decrease of approximately
$7,000 to $185,000 in the third quarter of 2004 from $192,000 recorded in the comparable prior period. This decrease is attributable to repayments of long-term debt.

Income tax expense. We provide for income taxes based on current forecasts of income before taxes for the year and the estimated effective tax rate for the year. For the period ended September 30, 2004, the estimated effective tax rate is lower than the normal effective tax rate as a result of an approximate
$600,000 reduction in the deferred tax valuation reserve. Income tax expense is comprised of $25,000 of local income taxes and federal income taxes of $99,000 due to the use of net operating loss carryforwards. Deferred taxes, including valuation allowances, are reviewed throughout fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES - SEPTEMBER 30, 2004

At September 30, 2004, our total assets were $81.0 million, a decrease of approximately $6.6 million from total assets of $87.6 million at December 31,
2003. This aggregate decrease is primarily related to the decrease in our inventories of $10.3 million, as partially offset by increases in our cash of
$2.7 million and net accounts receivable of $1.7 million.

For the nine months ended September 30, 2004, we had a net increase in cash and cash equivalents of $2,735,228. The primary reason for this increase was the net cash provided by our operating activities of $3,514,425.

The net cash provided by our operating activities of $3,514,425 was comprised of our net income of $1,647,191, plus net non-cash charges of $725,219, aggregating
$2,372,410 and a net decrease in assets of $9,130,210 (attributable, primarily, to the decreases in inventories of $10,217,826 and due from related parties of
$612,542, less an increase in accounts receivable of $1,760,742), as partially offset by a net decrease in liabilities of $7,988,195 (primarily attributable to a decreases in floor plan notes payable of $10,582,425 and customer deposits and other liabilities aggregating $109,097, as partially offset by an increase in accounts payable of $1,261,789 and accrued expenses of $1,441,538). This is primarily the result of our reduced level of inventory and the related floor plan liability in the first nine months of 2004.

Our net cash use of $483,519 from our investing activities is primarily attributable to purchases of property and equipment.

Additionally, we used $295,678 in our financing activities for payments of long-term debt.

We had working capital of approximately $2.5 million and $2.3 million at
September 30, 2004 and December 31, 2003, respectively. We require cash to fund our working capital needs and capital expenditures, as well as to meet existing commitments. These cash requirements include payments on long-term debt of
$279,000 for the last three months of 2004, $2.3 million for 2005, $479,000 for
2006 and $4.5 million, thereafter, and lease payments of $353,000 for the last three months of 2004, $1.3 million for 2005, $1.2 million for 2006 and $2.2 million, thereafter. In addition, pursuant to an employment agreement with our
President, Chief Executive Officer and Acting Chief Financial Officer, Bruce
Bendell, that expired on June 30, 2004, and which was extended, we are obligated to pay him a minimum of $500,000 per year. Additionally, our Board of Directors has approved the payments to Mr. Bendell, which is expected to approximate
$450,000, annually, for the continuation of his credit enhancement to us through the provision of his personal guarantee on our floor plan financing. All of the foregoing obligations are funded, principally, from cash flows from operations and borrowings under floor plan financings.

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
Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors including our ability to consummate, and the terms of, acquisitions, if any. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein and others set forth from time to time in our reports and registration statements filed with the Commission. We disclaim any intent or obligation to update such forward-looking statements.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

For a detailed discussion of our legal proceedings, please refer to Note 8 of the Notes to our Consolidated Condensed Financial Statements contained herein, and our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Tillroe Realty Co. vs. Compass Lincoln Mercury, Inc. and Fidelity Holdings Co.,
Inc.

On September 4, 2003, an action was commenced against us and one of our subsidiaries, Compass Lincoln Mercury, Inc. ("Compass Lincoln Mercury") by the
landlord of the former Compass Lincoln Mercury, Inc. showroom in Orange, New
Jersey in the Superior Court of New Jersey, Essex County. The action alleged monies owed to the landlord for rent and damages to the showroom space of
Compass Lincoln Mercury. On July 13, 2004, the action was settled for $115,000.
We have paid $25,000 of this settlement amount and will pay $7,500 per month for one year, until full payment is made.

GRIT, LLC vs. The Major Automotive Companies, Inc.

On September 24, 2003, we received notice of a default judgment for the above action in the Superior Court of the State of California, Los Angeles. Plaintiff
had previously alleged breach of contract, misrepresentation, fraud and negligence, stemming from plaintiff's purchase of a Talkie Communication Server from one of our former subsidiaries in 1998. We immediately retained counsel and applied to reopen said default, which was granted. Accordingly, the we proceeded to vigorously defend this action, claiming that the dispute had already been settled by the parties pursuant to a settlement of a previous complaint filed by plaintiff in August 2001. On August 16, 2004, the action was dismissed, without prejudice, and no liability was imposed on us.

Daniel Tepper v. Fidelity Holdings, Inc; Fidelity Holdings, Inc. (Third Party
Plaintiff) v. InvestAmerica et al.

In and around July 10, 2001, Daniel Tepper commenced suit in the Southern
District of New York against Bruce Bendell, Doron Cohen, a former employee, and
Richard Feinstein, our former Chief Financial Officer. The initial complaint had eight causes of action. Subsequently, five causes of action were dismissed and three remained: (i) conversion; (ii) breach of fiduciary duty; and (iii)
negligence. The claims alleged that we failed to remove restrictive legends that appeared on certain common stock certificates held by Mr. Tepper. This action mirrored a Nevada action previously brought by Mr. Tepper for which he obtained a judgment of $553,000, which was fully satisfied. In light of the satisfaction of the Nevada judgment, the Court directed that a motion be made to dismiss the
New York action to ban a double recovery. The motion was made in July 2003 and was denied in lieu of a settlement conference. The parties held a settlement conference, but no settlement was reached.. Subsequently, we filed a second motion to dismiss in July 2004. On September 30, 2004, the motion to dismiss was granted and no liability was imposed on us. Plaintiff, however, filed a notice of an appeal of the court's decision on November 3, 2004.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES

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

                              THE MAJOR AUTOMOTIVE COMPANIES, INC.

Date: November 22, 2004       /s/ Bruce Bendell
                              ------------------
                              Bruce Bendell
                              Chairman of the Board and Chief Executive Officer
                               and Acting Chief Financial Officer

