Form 10-K
period 2004-12-31
MAJOR AUTOMOTIVE COMPANIES INC
filed 2005-07-26
CIK 1009779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
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

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of July 1,
2004 was approximately $5,025,691.

As of June 30, 2005, there were 9,204,228 shares of the registrant's common stock outstanding.

                               INDEX TO FORM 10-K

                                                                           PAGE
                                                                          ------

PART I
Item 1.    Business                                                          3
Item 2.    Properties                                                       27
Item 3.    Legal Proceedings                                                29
Item 4.    Submission of Matters to a Vote of Security Holders              32

PART II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters                                              33
Item 6.    Selected Financial Data                                          35
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        36
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk       45
Item 8.    Financial Statements and Supplementary Data                      45
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                         45
Item 9A.   Controls and Procedures                                          46
Item 9B.   Other Information                                                46

PART III
Item 10.   Directors and Executive Officers of the Registrant               47
Item 11.   Executive Compensation                                           49
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management                                                       54
Item 13.   Certain Relationships and Related Transactions                   57
Item 14.   Principal Accountant Fees and Services                           58

PART IV
Item 15.   Exhibits and Financial Statement Schedules                       59

           Signatures                                                       71

                                     PART I

ITEM 1. BUSINESS

The statements which are not historical facts contained in this Annual Report are forward-looking statements that involve risks and uncertainties, including, but not limited to, changes in the automotive market, government regulation, the nature of possible supplier or customer arrangements which June become available to us in the future, uncollectible accounts receivable, slow moving inventory, lack of adequate financing, increased competition and unfavorable general economic conditions. Our actual results may differ materially from the results discussed in any forward-looking statement.

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

Automotive Operations

We sell new and used vehicles through the Major Dealer Group (the "Major Dealer
Group"), a leading consolidator of automobile dealerships in the New York metropolitan area, which, in 2004, operated through six (6) retail automobile franchises in five showrooms in three locations. Our leasing operations consist of providing leases and other financing.

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

Year 2004 Summary

The year 2004 reflected a number of significant events that significantly affected our business and results of operation. First, our operations improved from the prior year and we achieved near-record revenues of approximately $397 million, almost $17 million more than our revenues of $380 million in 2003. Our gross profits were at an all-time high of approximately $65 million, approximately $4 million more than our 2003 gross profit of $61 million.
However, in the fourth quarter of 2004, we incurred a non-cash charge of $8.1 million relating to the write-down of goodwill following our annual evaluation.
This write-down was primarily responsible for our net loss of $6.8 million in
2004 compared with a net loss of approximately $1.1 million for the year ended
December 31, 2003.

AUTOMOTIVE OPERATIONS

Major Auto Acquisition

On April 21, 1997, we and our wholly-owned subsidiary, Major Acquisition Corp., entered into a merger agreement with Major Automotive Group, Inc. ("Major Auto")
and its sole stockholder, Bruce Bendell, our President, Chief Executive Officer,
Acting Chief Financial Officer, Chairman and beneficial owner of approximately
47.0% of our outstanding common stock. Pursuant to the merger agreement, Bruce
Bendell contributed to Major Auto all of his shares of common stock of Major
Chevrolet, Inc., Major Subaru, Inc., Major Dodge, Inc. and Major Chrysler,
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

General

The Major Dealer Group is one of the largest volume automobile retailers in New
York City. In 2004, Major Auto owned and operated the following five (5)
franchised automobile dealerships operating in three showrooms in Long Island
City, New York: (i) Chevrolet; (ii) Chrysler; (iii) Dodge; (iv) Jeep and (v)
Kia. In addition, the Major Dealer Group owns two (2) other franchised dealerships in the New York metropolitan area: (i) Dodge, in Orange, New Jersey, and (ii) Nissan, in Hempstead, Long Island. Major Auto also distributes General
Motors' vehicles to Eastern European countries. Through its dealerships, the
Major Dealer Group sells new and used automobiles, provides related financing, sells replacement parts and provides vehicle repair service and maintenance. See
"Sale and Termination of Franchise Agreements."

Our President, Chief Executive Officer, Acting Chief Financial Officer and
Chairman, Bruce Bendell, has more than 32 years experience in the automobile industry. Mr. Bendell began selling and leasing used vehicles in 1972 and has owned and managed franchised automobile dealerships since he acquired Major
Auto's Chevrolet dealership in 1985. Under Mr. Bendell's leadership, the Major
Dealer Group has expanded from a single-franchise dealership having approximately $10 million in revenues and 25 employees in 1985 to a seven (7)
franchise dealership group having almost $397 million in revenues and more than
500 employees in 2004.

Industry Background

According to industry data from the National Automobile Dealers Association
("NADA Data"), on average in 2004, new vehicle sales constituted 60.9% of a franchised dealership's total sales. Unit sales of new vehicles increased 1.6%
in 2004 to a total of 16.9 million units sold. At an average retail-selling price of $28,060 per vehicle, new vehicle sales totaled approximately $473.1 billion in 2004. From 2000 to 2004, sales revenue from the sale of new vehicles increased approximately 9.1%. The average dealership's gross profit as a percentage of selling price for new vehicles was 5.2% in 2004.

According to NADA Data, on average in 2004, used vehicle sales constituted 27.5%
of a franchised dealership's total sales. In 2004, franchised new vehicle dealers sold approximately 11.8 million retail used vehicles. At an average selling price of $14,247 per vehicle, used vehicle retail sales totaled approximately $168.1 billion in 2004. From 2000 to 2004, sales revenue from the retail sale of used vehicles decreased approximately 2.3%. The average dealership's gross profit as a percentage of selling price for used vehicles was
11.2% in 2004.

The following table sets forth information regarding vehicle sales by franchised new vehicle dealerships for the periods indicated:

UNITED STATES FRANCHISED DEALERS' VEHICLES SALES



                                          2000         2001      2002        2003        2004
                                         -------     -------    -------     -------     -------
                                               (Units in millions; dollars in billions)

     New vehicle unit sales                 17.4        17.1       16.8        16.6        16.9
     New vehicle sales revenue (1)       $ 433.7     $ 441.1    $ 439.5     $ 434.3     $ 473.1
     Used vehicle unit sales                12.6        12.9       11.6        11.6        11.8
     Used vehicle sales revenue (1)      $ 172.0     $ 179.8    $ 160.6     $ 160.0     $ 168.1


     (1) Sales revenue figures were generated by multiplying the total unit sales by the average retail-selling price of the vehicle for the given year. Source: NADA Data, 2004.

In addition to revenues from the sale of new and used vehicles, automotive dealerships derive revenues from repair and warranty work, sale of replacement parts, financing and credit insurance and the sale of extended warranty coverage. According to NADA Data, revenues resulting from service and parts sales increased approximately 0.2% in 2004 for franchised dealerships. In 2004, revenue from parts and services constituted, on average, approximately 11.5% of a franchised dealership's total sales.

Automotive dealerships' profits vary widely and depend in part upon the effective management of inventory, marketing, quality control and responsiveness to customers. According to NADA Data, in 2004, total franchised dealership gross profits were, on average, $4.4 million, with an average net profit before taxes of $560,000.

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

The automotive dealership industry has been consolidating in recent years. Until the 1960s, automotive dealerships were typically owned and operated by a single individual who controlled a single franchise. However, because of competitive and economic pressures in the 1970s and 1980s, particularly the oil embargo of
1973 and the subsequent loss of market share experienced by United States automobile manufacturers to imported vehicles, many automotive dealerships were forced to close or to sell to better-capitalized dealer groups. Continued
competitive and economic pressure faced by automotive dealers and an easing of restrictions imposed by automobile manufacturers on multiple-dealer ownership have led to further consolidation. According to NADA Data, the number of franchised dealerships has declined from 36,336 in 1960 to 21,640 at the end of
2004.

We believe that franchised automobile dealerships will continue to consolidate because the capital required to operate dealerships continues to increase, many dealership owners are approaching retirement age and certain automobile manufacturers want to consolidate their franchised dealerships to strengthen their brand identity. For example, General Motors Corporation and Ford Motor
Company have been reducing the number of their franchises to upgrade their retail networks and increase dealer profitability. We believe that dealership groups that have significant equity capital and experience in acquiring and running dealerships will have an opportunity to acquire additional franchised dealerships. Additionally, while we believed that the increased percentages of leased versus owned vehicles that was the trend several years ago, may have provided some protection against the history of decreased motor vehicle purchasers during periods of economic downturns, the decline of such leased vehicles in recent years has reduced that level of protection, if, in fact, such a downturn occurs.

Operating Strategy

Our operating strategy is to continually increase customer satisfaction and loyalty and to increase operating efficiencies. Key elements of this operating strategy are as follows:

Focus on Used Vehicle Sales. A key element of our operating strategy is to focus on the sale of used vehicles. According to NADA data, in 2004, approximately
11.8 million used cars were sold retail by dealers, which is approximately the same number of such sales in 2003. Sales of used vehicles are generally more profitable than sales of new vehicles. For the industry as a whole, average gross profit on used vehicles sales was 11.2%, compared with new vehicle average gross profits of 5.2%. In 2004, our dealerships' average gross profit on used vehicles was approximately 19.4% and on new vehicles was approximately 9.4%.

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

Provide a Broad Range of Products and Services. We offer a broad range of products and services, including an extensive selection of new and used cars and light trucks, vehicle financing, replacement parts and service. In 2004, at our various locations, we offered six (6) makes of new vehicles- Chevrolet,
Chrysler, Dodge, Jeep, Kia, and

Nissan. In addition, we sold a variety of used vehicles at a wide range of prices. We believe that offering numerous makes and models of vehicles, both new and used, appeals to a broad cross section of customers, minimizes dependence on any one automobile manufacturer and helps reduce our exposure to supply problems and product cycles.

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

Internet Sales and Other Innovations. We believe that we have achieved a competitive advantage through the use of technology. We generate revenues of more than $1 million each month from our Internet website,
www.majorworld.com, and other websites such as www.autotrader.com,
www.nytimes.com, www.newsday.com and www.yahoo.com. Additionally, we presently enable our customers to obtain credit approvals over the telephone via a customized telephone interactive voice response system that operates 24 hours per day, seven days per week, in multiple languages and permits customers to obtain answers to the most frequently asked questions, obtain price quotes, place orders, schedule and confirm service appointments, obtain directions to the dealership and request faxes of product and price information. We continue to seek to take advantage of new innovations that will enable us to provide better customer service and enhance customer satisfaction.

Target Sales to Ethnic Groups. Because the New York metropolitan area, our primary market, is ethnically diverse, we target our selling efforts to a broad range of ethnic groups. We employ a multi-lingual sales force, advertise in ethnic media and intend to further expand our electronic-related media to accommodate multiple languages.

Growth Strategy

Historically, our strategy for growth was focused on expanding our dealership group by making acquisitions of non-performing or underperforming dealerships in the New York metropolitan area. When this strategy was formulated,

our common stock price was relatively attractive and thus, a key component of the purchase price was the use of our common stock. Since the price of our stock has significantly declined from its levels at the time our acquisition strategy was conceived, the use of payment in the form of our common stock as consideration in acquiring automotive dealerships would be extremely dilutive to our shareholders. Additionally, we believe that the prices being sought for dealerships, at this time, make their acquisition unattractive. Consequently, we have postponed our plans for growth through acquisition. Instead, our focus is on maximizing revenues and profitability in our existing dealerships. However, while we are not presently seeking dealerships to acquire, if a particularly attractive opportunity should present itself, we would evaluate an acquisition.

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

Dealership Operations

In 2004, we owned and operated five (5) automobile franchises at three (3)
locations in Long Island City, New York, one (1) franchise at one (1) location in Hempstead, New York and one (1) franchise at one (1) location in Orange, New
Jersey. We offered the following six (6) makes of new vehicles: Chevrolet,
Chrysler, Dodge, Jeep, Kia and Nissan. Each of our locations is run by a separate manager who is responsible for overseeing all aspects of the business conducted at that location. Each of the parts and service locations has two (2)
managers, one for parts and one for service. Each manager meets with our senior management on a weekly basis.

Bruce Bendell, our President, Chief Executive Officer, Acting Chief Financial
Officer and Chairman, and Harold Bendell, a key employee and the brother of
Bruce Bendell, are responsible for management of our dealerships. The Bendells'
management control is accomplished through (i) their ownership of 100 shares of our 1997A-Major Automotive Group Series of Preferred Stock (of which shares
Bruce Bendell had a proxy to vote the 50 shares of the 1997A-Major Automotive
Group Series of Preferred Stock owned by Harold Bendell for a seven-year period which ended on January 7, 2005) which carries voting rights allowing them to elect a majority of the board of directors of Major Auto and (ii) a related management agreement with us. See "Certain Relationships and Related
Transactions." Should either of the Bendells cease managing the dealerships, his respective management rights under the management agreement will be automatically transferred to the other, and should both cease managing the dealerships for any reason, the shares and management rights will be automatically transferred to a successor manager designated in a successor addendum to each dealership agreement or, failing such designation, to a successor manager designated by us (subject to approval by the applicable manufacturers). In March 2004, we extended the term of the management agreement until December 31, 2005. The management agreement had been previously extended from its initial term upon the mutual oral agreement of the parties.

New Vehicle Sales. In 2004, we sold a complete product line of cars, sport utility vehicles, minivans and light trucks manufactured by Chevrolet, Chrysler,
Dodge, Jeep, Kia and Nissan. For the year ended December 31, 2004, our dealerships sold new vehicles generating revenue of approximately $155.6 million, which constituted approximately

39.2% of our total dealerships' revenues. Our gross profit margin on new vehicle sales for the year ended December 31, 2004 was approximately 9.4%, as compared to the industry average of 5.2%. Included in our gross profit is approximately
$2.7 million of factory dealer incentives, primarily interest and advertising credits. The relative percentages of our new vehicle sales among the makes of vehicles we sold for the year ended December 31, 2004 was as follows:

                                                     Percentage of
         Manufacturer                                New Vehicle Sales
         ------------                                -----------------

         Chevrolet                                   42.5%
         Dodge, Chrysler and Jeep                    22.3%
         Kia                                          3.2%
         Nissan                                      32.0%

The following table sets forth information with respect to our new vehicle sales for the year ended December 31, 2004:

          NEW VEHICLE SALES
        (dollars in millions)

-----------------------------------
Unit sales                 5,340
-----------------------------------
Sales revenue             $155.6
-----------------------------------
Gross profit              $ 14.6
-----------------------------------
Gross profit margin          9.4%
-----------------------------------

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

In addition to our dealership operations, we have a distributorship agreement with General Motors pursuant to which we distribute new vehicles manufactured by
General Motors to a number of Eastern European and Western and Central Asian countries, primarily, Ukraine, Belarus and Kazakhstan and, to a lesser extent
Uzbekistan, Turkmenistan, Georgia, Armenia and others. We generally receive a deposit on the purchase price of the vehicle from the local dealer and release the vehicle to the dealer upon full payment of the balance of the wholesale purchase price plus a percentage of the dealer's profit on the sale. We have started, on a limited basis, the sale of used vehicles to these countries.
Amounts of such new vehicle sales have not been material in relation to our aggregate revenues and such used vehicle sales have been insignificant. We are considering initiatives and additional areas in which to expand our overseas sales.

Used Vehicle Sales. We offer a wide variety of makes and models of used vehicles, retail and wholesale, for sale. For the year ended December 31, 2004, we sold 14,898 used vehicles, retail and wholesale, generating revenues of approximately $222.9 million, which constituted approximately 56.1% of our total dealerships' revenues. Our gross profit margin on used vehicle sales for the year ended December 31, 2004 was approximately 19.4%, as compared with the industry average of 11.2%. We believe we are one of the largest sellers of used vehicles in the New York metropolitan area.

Our primary location for used vehicle sales is at a single site at Long Island
City, New York. We also sell used vehicles at dealerships located in Hempstead,
New York and Orange, New Jersey. We acquire the used vehicles we sell through customer trade-ins, at "closed" auctions, which may be attended by only new vehicle dealers and which

offer off-lease, rental and fleet vehicles, and at "open" auctions, which offer repossessed vehicles and vehicles being sold by other dealers.

We believe that the market for used vehicles is driven by the relationship of the purchase price of new vehicles to those of used vehicles and the quality and selection of used vehicles, as well as the availability of financing alternatives for purchasers at all credit levels.

The following table sets forth information with respect to our used vehicle sales for the year ended December 31, 2004:

         USED VEHICLE SALES
        (dollars in millions)

------------------------------------------
Unit sales                        14,898
------------------------------------------
Sales revenue                  $   222.9
------------------------------------------
Gross profit                   $    43.3
------------------------------------------
Gross profit margin                 19.4%
------------------------------------------

Parts and Service. We provide parts and service for new and used vehicles that we sell, and also service other makes of vehicles. For the period ended December
31, 2004, our parts and service operations generated revenues of approximately
$16.8 million, which constituted approximately 4.2% of our total dealerships'
revenues at a gross profit margin of approximately 29.8%.

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

The following table sets forth information with respect to our sales of parts and services for the year ended December 31, 2004:

         SALES OF PARTS AND SERVICES
            (dollars in millions)

------------------------------------------
Sales revenue                  $    16.8
------------------------------------------
Gross profit                   $     5.0
------------------------------------------
Gross profit margin                 29.8%
------------------------------------------

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

Our marketing effort is conducted over numerous forms of media including television, radio, newspaper, direct mail, billboards and the Internet. Our advertising seeks to promote our image as a reputable dealer offering quality products at affordable prices and with attractive financing options. Each of our dealerships periodically offers price discounts or other promotions to attract additional customers. The individual dealerships' promotions are coordinated by us and, because we own and operate several dealerships in the metropolitan New
York market, we realize cost savings through volume discounts and other media concessions.

Our operations have been fostered by our ability to achieve economies of scale with respect to our marketing and advertising. Although advertising costs in the
New York metropolitan area are generally higher than the national average, historically, we believe our cost of marketing and advertising per new vehicle sold has been less than the national average. Combined with a substantial increase in media exposure, which resulted in increased volume, our costs show the economies that we have achieved. These lower costs result from the fact that we: (i) have favorable contracts with four (4) major area daily newspapers; (ii)
advertise in lower-cost niche markets (such as local ethnic markets, employee purchase programs and discount buying services); and (iii) utilize telephonic marketing and electronic marketing via services such as the Internet.

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

Competition

We believe that the market for new and used vehicle sales in the New York metropolitan area is one of the most competitive in the nation. In the sale of new vehicles, we compete with other new automobile dealers that operate in the
New York metropolitan area. Some competing dealerships offer some of the same makes as our dealerships and other competing dealerships offer other manufacturer's vehicles. Some competing new vehicle dealers are local, single-franchise dealerships, while others are multi-franchise dealership groups. In the sale of used vehicles, we compete with other used vehicle dealerships and with new vehicle dealerships that operate in the New York metropolitan area that also sell used cars. In addition, we compete with used car "superstores" that have inventories that are larger and more varied than ours.

We believe that the principal competitive factors in vehicle sales are the marketing campaigns conducted by automobile manufacturers, the ability of dealerships to offer a wide selection of popular vehicles, pricing (including manufacturers' rebates and other special offers), the location of dealerships, the quality of customer service,

warranties, customer preference for particular makes of vehicles and the availability of financing. We believe that our dealerships are competitive in all of these areas.

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

In addition, the automobile industry is subject to seasonal variations in revenues. Demand for vehicles is generally lower during the winter months than in other seasons, particularly, in regions of the United States, which experience potentially severe winters.

Governmental Regulation

Automobile dealers and manufacturers are subject to various federal and state laws established to protect consumers, including the so-called "Lemon Laws,"
which require a dealer or manufacturer to replace a new vehicle or accept it for a full refund within a specified period of time, generally one (1) year after the initial purchase, if the vehicle does not conform to the manufacturer's express warranties and the dealer or manufacturer, after a reasonable number of attempts, is unable to correct or repair the defect. Federal laws require that certain written disclosures be provided on new vehicles, including mileage and pricing information. In addition, our financing activities are subject to certain statutes governing credit reporting and debt collection. In recent years, a number of state governments have limited or are seeking to limit the amounts that dealerships may make from introducing credit providers to customers. Although this has not yet occurred in our areas of operation, if it does come to pass in any of our operating regions, it will have an adverse effect on our revenues and profitability.

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

RECENT DEVELOPMENTS

Floor Plan Financing

In prior years, in order to obtain floor plan financing for our various dealership's at favorable rates, each of the Bendells agreed to either guarantee certain of our floor plan debt or provide certain collateral in connection with our floor plan or other borrowings. Our Board of Directors agreed to obtain independent valuations of such credit enhancement and collateral usage and compensate each of the Bendells the fair value of his respective contributions.
We engaged an independent valuation firm to value the credit enhancement and have received a preliminary valuation from such firm of $160,000 for the economic risk value of the credit enhancement. Accordingly, we accrued such amount as a liability in the third quarter of 2002. In the third quarter of
2003, our Board of Directors received additional indications that the value of the Credit Enhancement may approximate $450,000. As such, we accrued an additional $290,000 in the third quarter of 2003. In March 2004, our Board of
Directors concluded that the $450,000, as accrued, is the appropriate value of the Credit Enhancement. Subsequently, our Board of Directors approved the continuation of payments of $450,000 per year to Bruce Bendell so long as the
Credit Enhancement remains in effect.

Sale and Termination of Franchise Agreements

In February 2004, we sold our Subaru franchise, which included certain parts, to an unrelated third party for a cash purchase price of $450,000. Additionally, the purchaser received our inventory of new 2004 Subaru vehicles and assumed the related floor plan liability.

In March 2004, we received notice from American Suzuki Motor Corporation, the franchisor of our Suzuki dealership in Hempstead, New York, that they had terminated our franchise agreement.

Neither the Subaru nor Suzuki dealerships was material to our operations and the sale and termination of such dealerships will not have a significant effect on our results of operations or cash flow.

EMPLOYEES

As of April 4, 2005, we had 513 employees, of whom 18 are part-time employees.
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

CONTINUED LOSSES MAY AFFECT THE VIABILITY OF OUR BUSINESS.

We experienced net losses of approximately $6.8 million in 2004 and approximately $1 million in 2003. While the loss in 2004 was attributable, primarily, to the $8.1 million non-cash charge associated with the write-down of our goodwill and we believe that we are taking the necessary steps to maintain the profitability of our dealerships, there is no assurance that we will be able to do so. If we continue to incur significant losses in the future, for any reason, our business could be materially and adversely affected.

OUR LIMITED CASH AND WORKING CAPITAL COULD HAVE AN ADVERSE EFFECT ON OUR
BUSINESS.

At December 31, 2004, our total cash and cash equivalents was approximately $3.7 million and our working capital was approximately $1.9 million. If we continue to incur net losses in 2005 or subsequent years, then we may have insufficient working capital to maintain our current level of operations or provide for unexpected contingencies. In such event, we will need to seek additional capital from public or private equity or debt funding sources and we may not be able to raise needed cash on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders.
If sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans or curtail our operations to the extent of available funding, which could have an adverse effect on our business.

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

     o   financial condition;
     o   marketing strategy;
     o   vehicle demand;
     o   production capabilities;
     o   management;
     o   events such as labor strikes; and
     o   negative publicity, including safety recalls of a particular vehicle model.

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

OUR FRANCHISE AGREEMENTS CONTAIN GEOGRAPHIC AND OTHER RESTRICTIONS, WHICH COULD
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

Historically, manufacturers have exercised significant control over dealerships through the terms and conditions of the franchise agreements pursuant to which our dealerships operate. These franchise agreements restrict dealerships to specific locations and retain for the manufacturers approval rights over changes in the dealerships' ownership and management. Our ability to expand through the acquisition of new dealerships requires the consent of the manufacturers. To date, our acquisitions have been approved by the respective manufacturers and we have not been materially adversely affected by other limitations imposed by the manufacturers. However, there can be no assurance that in the future we will be able to obtain necessary approvals on acceptable terms or that we will not be materially adversely affected by other limitations.

The franchise agreements between the manufacturers and us are for fixed terms with no renewal obligation on the part of the manufacturers and permit the manufacturers to terminate the agreements for a variety of causes. Each of these agreements includes provisions for the termination or non-renewal of the manufacturer-dealer relationship for a variety of causes including any unapproved change of ownership or management and other material breaches of the franchise agreement. We believe that we have been and continue to be in material compliance with the terms of our franchise agreements. While none of the manufacturers have terminated or failed to renew our franchise agreements, other than our Suzuki franchise which was immaterial to our results of operations, any such termination or failure to renew could have a material adverse effect on us and our business, financial condition and results of operations.

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

     o   general and local economic conditions
     o   taxes
     o   consumer confidence
     o   interest rates
     o   credit availability
     o   levels of personal discretionary income

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
During economic downturns, retail new vehicle sales tend to experience periods of decline characterized by oversupply and weak demand. The automotive retail industry may experience sustained periods of decline in vehicle sales in the future. In addition, changes in interest rates could significantly impact our vehicle sales because a significant portion of vehicle buyers finance their purchases. Any decline in vehicle sales as a result of changes in any of the factors described, could have a material adverse effect on our business, revenues and profitability.

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
     o   diluting ownership percentages of current and future shareholders.

There can be no assurance that we will be successful in overcoming these risks or any other problems encountered with such acquisitions. In addition, acquiring additional dealerships could have a significant impact on our financial condition and could cause substantial fluctuations in our quarterly and annual operating results. Acquisitions could result in significant goodwill and intangible assets, which could result in substantial impairment charges to us that would reduce stated earnings, if any.

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

THE LOSS OF KEY PERSONNEL AND OUR LIMITED MANAGEMENT AND PERSONNEL RESOURCES
COULD ADVERSELY AFFECT OUR OPERATIONS AND GROWTH.

Our future success will depend to a significant extent on key personnel and on the continued services of our senior management and other key personnel, particularly Bruce Bendell and Harold Bendell, a senior executive of the Major
Dealer Group. Bruce Bendell's employment is pursuant to a renewable employment agreement which currently expires on June 30, 2005. Harold Bendell's employment is pursuant to an oral employment agreement. The loss of the services of these employees, or certain other key employees, are likely have a material adverse effect on our business. See "Executive Compensation: Employment Contracts,
Termination of Employment and Change-In-Control Arrangements." We do not
maintain "key person" life insurance for any of our personnel. Our future success will depend on our continuing ability to attract, retain and motivate other highly skilled employees. Competition for such personnel in our industry is intense. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business, financial condition and operations may be adversely affected.

POTENTIAL CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT PERSONNEL AND US COULD
ADVERSELY AFFECT OUR FUTURE PERFORMANCE.

We have entered into, or contemplate that we may enter into, several transactions with the Bendells. Such transactions include the following:

     o   In 1996, we acquired Major Fleet from the Bendells. In exchange, the
         Bendells received (i) 100 shares of our 1996-Major Series of
         Convertible Preferred Stock, (ii) warrants for 45,000 shares of our common stock, which have been exercised, and (ii) the right to manage the operations Major Fleet pursuant to a management agreement with
         Major Fleet. In March 2004, the management agreement was extended until
         December 31, 2005 with automatic additional one-year extensions unless notice is given by either party. The term of the management agreement had been previously extended upon the mutual oral agreement of the parties.

     o   We acquired Major Auto from the Bendells in May 1998. In this transaction, the Bendells received shares of our 1997A-Major Automotive
         Group Series of Preferred Stock and Bruce Bendell received a proxy to vote the 50 shares of the 1997A-Major Automotive Group Series of
         Preferred Stock owned by Harold Bendell for a seven-year period, which ended on January 7, 2005. These shares allow the Bendells to elect a majority of the directors of Major Auto. The Bendells are also parties to a management agreement with us that gives them control over the day-to-day operations of Major Auto. Should the Board of Directors of
         Major Auto and we disagree as to a particular course of action, the
         Board of Directors of Major Auto will be able to take that action over our objection. Conflicts could arise between our Board of Directors and the Board of Directors of Major Auto as to the appropriate course of action to be taken in the future. However, the management agreement does prohibit certain actions from being taken without the prior approval of our Board of Directors, including: (i) disposition of any of the Major Auto dealerships; (ii) acquisition of new dealerships; and
         (iii) our incurring liability for Major Auto indebtedness.

     o   The management agreement between the Bendells and us provides that, should either of the Bendells cease managing the dealerships, ownership of his 1997A-Major Automotive Group Series of Preferred Stock shares and his management rights under the management agreement will be automatically transferred to the other, and should both cease managing the dealerships for any reason, the shares and management rights will be automatically transferred to a successor manager designated in a successor addendum to each dealership agreement or, failing such designation, to a successor manager designated by us (subject to approval by the applicable manufacturers).

     o   In connection with the acquisition of our Nissan dealership in
         Hempstead, New York, we obtained an option to acquire that dealership's land and building from the landlord who held the lease on that property. We exercised our option, but were unable to obtain the financing necessary to effect the purchase. The lease expiration was concurrent with the required property acquisition date and we were unsuccessful in obtaining an extension of the lease term. In order to ensure continuity of the dealership's operations, in a transaction approved by our Board of Directors, the Bendells agreed to personally acquire the property through a company they formed and lease it back to
         us. As a result, in 2002, we eliminated the capitalized lease of approximately $3.6 million and the related liability of $3.0 million that we had recorded in connection with this property. The difference of $637,000, the book value of the purchase option, was recorded as a long-term related party receivable, which is included in other non-current assets. We entered into a lease with the new landlord for five (5) years with a five-year renewal option for approximately the same monthly rental we were previously paying. The receivable will be repaid, ratably, through monthly payments over the remaining term of the lease, together with related interest at a market rate. Based on the report of an independent appraiser, the purchase option was recorded at its fair value and the monthly rent is at a market rate.

     o   In unrelated transactions, in order to obtain floor plan financing at favorable rates, each of the Bendells has agreed to either guarantee certain of our floor plan debt or provide certain collateral in connection with our floor plan or other borrowings. Our Board of
         Directors has obtained independent valuations of such credit enhancement and collateral usage (together, "the Credit Enhancements")
         and agreed to pay each of the Bendells the fair value of his respective contributions. We engaged an independent valuation firm and received a preliminary valuation from such firm of $160,000 for the economic risk value of the Credit Enhancement. Accordingly, we accrued such amount as a liability in the third quarter of 2002. In the third quarter of 2003, the Company's Board of Directors received additional indications that the value of the Credit Enhancement may approximate $450,000. As such, the Company accrued an additional $290,000 in the third quarter of
         2003. In March 2004, our Board of Directors concluded that the
         $450,000, as accrued, was the appropriate value of the Credit
         Enhancement. Subsequently, our Board of Directors approved the continuation of payments to Mr. Bendell, which is expected to approximate $450,000, annually, for the continuation of his credit enhancement to us through the provision of his personal guarantee on our floor plan financing.

     o   Harold Bendell has acquired the rights to an off premises storage facility that was previously leased by us, on a month-to-month basis, from an independent third party. Accordingly, we are now leasing such facility from Mr. Bendell for $15,000 per month, approximately the same monthly rental we were paying to the prior landlord.

     o   Each of the Bendells has total or partial ownership interests in dealerships that are not owned by us. We have ongoing business relationships with each of these unrelated dealerships, whereby we sell vehicles to them and they sell vehicles to us. In 2004, we had sales aggregating $6.0 million to dealerships owned by the Bendells and had purchases aggregating $7.0 million from such dealerships. We believe that all such purchases and sales were made at prices approximating those that would otherwise obtained in arms-length transactions.
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

     o   Autoweb.com;
     o   Autobytel.com;
     o   Carsdirect.com;
     o   eBay; and
     o   Microsoft Corporation's Carpoint and Stoneage Corporation.

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

CONCENTRATION OF VOTING POWER AND ANTI-TAKEOVER PROVISIONS IN OUR CHARTER
DOCUMENTS MAY REDUCE STOCKHOLDER VALUE IN ANY POTENTIAL CHANGE OF CONTROL.

Bruce Bendell is the beneficial owner of approximately 47.0% of our common stock. This concentration of voting power may severely limit the ability of other of our stockholders to elect directors or influence other corporate decisions and may, among other things, have the effect of delaying or preventing a change in control of the Company or preventing our stockholders from realizing a premium on the sale of their shares upon an acquisition of the Company. In a letter dated June 9, 2004, Bruce Bendell contemplated a transaction pursuant to which an entity to be formed by him would be merged into the Company for cash consideration of approximately $0.70 per share (the "Offer"). Such Offer was extended on June 17, 2004, July 6, 2004 and July 23, 2004. On September 7, 2004,
the Offer expired.

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

OUR COMMON STOCK HAS BEEN DE-LISTED FROM THE NASDAQ STOCK MARKET AND TRADES ON
THE OTC BULLETIN BOARD.

On April 29, 2004, we received a Notification of Deficiency from the Nasdaq
Stock Market, Inc. ("Nasdaq") indicating that we were not in compliance with
Nasdaq Marketplace Rule 4310(c)(4), relating to minimum bid price per share
($1.00) for continued listing on The Nasdaq SmallCap Market.

We had until October 26, 2004 to demonstrate compliance with this rule (and maintain compliance with all other listing requirements) or face possible delisting from The Nasdaq SmallCap Market. Such compliance was not achieved by the deadline date and, accordingly, our common stock was delisted from the Nasdaq SmallCap Market. On November 10, 2004, our common stock commenced trading on the Over-the-Counter Bulletin Board.

WE MAY BE SUBJECT TO A SALES TAX ASSESSMENT, WHICH COULD MATERIALLY AFFECT OUR
OPERATIONS

In February 2004, we were notified by the New York State Department of Taxation
& Finance of an assessment of $4,000,000, including interest and penalties, after their audit concluded that certain of our subsidiaries had failed to pay sales and use taxes of approximately $2,000,000 from February 1999 through
August 2001. We believed that all sales taxes due were properly paid and that if any additional sales taxes were due they would be minimal. Accordingly, in prior periods, we did not accrue any liability in connection with this matter. We appealed the findings of the taxing authorities. After investigation, the taxing authorities and we agreed on a final aggregate amount due of $65,383.66, including 19,106.69 of interest. This amount is reflected in accrued expenses at
December 31, 2004. Had we not prevailed on a substantial portion of our appeal, the resulting assessment could have had a material adverse effect on our results of operations and cash position.

WE MAY BE LIMITED IN OUR ABILITY TO DERIVE REVENUES FROM THE PROVISION OF
FINANCING TO OUR CUSTOMERS.

A number of states' attorneys general have investigated the amounts of money car dealers have derived by securing financing for vehicle purchasers ("finance reserves") and, in some cases, deemed them "excessive." Consequently, several states, as well as banks and other institutions, have limited, or are seeking to limit, such finance reserves. It is possible that this will be the case in New
York State and New Jersey and among some of our consumer finance sources. If restrictions are placed on our ability to generate revenues from finance reserves, it could have the effect of limiting our future revenues and gross profits.

ITEM 2. PROPERTIES

We own an approximately 12,000 square foot facility consisting of office and automobile showroom space in Long Island City, New York, an approximately 40,000 square foot service facility in Long Island City, New York and a vehicle storage facility in Orange, New Jersey. All of our other operations and subsidiaries are conducted from leased locations.

One of our subsidiaries, Major Motors of Long Island City, Inc. (formerly,
Subaru, Inc.), was a sublessee from an unrelated third party approximately 2,500 square feet of office and automobile showroom space in Woodside, New York. This lease expired on December 31, 2004. The annual rent under such lease was
$128,000.

In addition, we have an interest in the following leases, under which we presently make annual rental payments aggregating $1,419,700:

     o   Major Chrysler Jeep Dodge, Inc. leases approximately 17,400 square feet of office and automobile showroom and storage space in Long Island
         City, New York from an unrelated third party at an annual rent of
         $95,500. This lease expires on October 31, 2011.

     o   Major Auto leases approximately 2,000 square feet of lot space in
         Astoria, New York adjacent to the main Major Fleet (formerly, Major
         Dodge) showroom from an unrelated third party. This lease expired on
         June 30, 1997 at which time the annual rent was $33,000. Major Auto remains in possession of the premises on a month-to-month basis.

     o   One of our subsidiaries, Compass Dodge, Inc. ("Compass"), leases from
         Ford Motor Car Company, an unrelated third party, approximately 30,000 square feet used for showroom, office, service department

         and storage facilities in Orange, New Jersey. This lease is currently on a month-to-month basis at an annual rental of $90,000. Additionally, our inactive subsidiary, Compass Lincoln Mercury, Inc., had a lease for
         7,000 square feet of showroom, office and storage space in Orange, New
         Jersey, from an unaffiliated third party, at an annual rent of $90,000, which was the subject of litigation. The litigation was settled and the lease canceled during the second quarter of 2004 for a payment by us of $115,000. See "Legal Proceedings - Tillroe Realty Co. vs. Compass
         Lincoln Mercury, Inc. and Fidelity Holdings Co., Inc." Compass also leases space for a service department and storage facilities in Orange,
         New Jersey, at an annual rent of $150,000. This lease expires on August
         31, 2006. Finally, Compass leases additional space for storage facilities, on a month-to-month basis, from an unaffiliated third party at an annual rent of $19,200.

     o   Major Chevrolet leased approximately 250,000 square feet of adjacent automobile dealership facilities in Long Island City, New York, from an unrelated third party at an annul rate of $300,000 through February 1,
         2004. We exercised our option and extended this lease to February 1,
         2009 at an annual rental of $330,000. Major Chevrolet has the additional option to extend the lease for up to two additional five-year terms. Major Chevrolet also leases storage space in Long
         Island City from an unaffiliated third party at an annual rent of
         $84,000, pursuant to a one-year lease, which expired in October 2004, after which it continued on a month-to-month basis.

     o   One of our subsidiaries, Hempstead Mazda, Inc., whose franchise was voluntarily surrendered, leases from its former owner, an unrelated third party, on behalf of our subsidiary, Major Nissan of Garden City,
         Inc. ("Major Nissan"), approximately 140,000 square feet of land and buildings in Hempstead, New York, that is used for showroom, office and storage space. The lease expires on September 30, 2009. The current annual rent is $234,000. This property has been subleased to Harold
         Bendell through his ownership of HB Automotive, Inc, under the same terms as our original lease.

     o   Major Nissan leases from 316 N. Franklin LLC, a company owned by the
         Bendells, approximately 105,000 square feet used for showroom, office, service department and storage facilities. The property is located on the borderline of Hempstead, New York and Garden City, New York. The
         current annual rent is $384,000 and the lease expires on June 30, 2007.
         We originally had an option on the purchase of the property, but were unable to obtain financing to consummate the purchase. The Bendells agreed to buy the property and lease it to Major Nissan at a fair market rent and pay us the fair value of the purchase option, approximately $637,000, over the initial term of the lease. An independent appraiser whom we retained determined the fair values.
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
Such conference was held and failed. A second motion to dismiss was filed and in the third quarter of 2004 this case was adjudicated in our favor and, consequently, dismissed. However, plaintiff filed a notice of appeal of the court's decision on November 3, 2004. We believe that plaintiff's appeal will not prevail and that, in any event, Mr. Tepper's allegations have no merit and we intend to vigorously defend this suit.

Fidelity Holdings, Inc., IG2, Inc and 786710 Ontario, Ltd. v. Michael Marom and
M.M. Telecom, Corp.

We and our former subsidiaries IG2, Inc. ("IG2") and 786710 Ontario, Ltd. are plaintiffs in a legal action against Michael Marom and M.M. Telecom, Corp. in the Supreme Court of the State of New York, County of Queens, Index No.
25678/96. We filed a complaint on December 23, 1996 against the defendants alleging: (i) breach of a letter agreement between the parties; (ii) tortuous interference with business opportunities; and (iii) slander. Defendants filed an answer with counterclaims, which included, inter alia: (i) fraud; (ii) breach of contract; (iii) tortious interference with business opportunities; and (iv)
tortuous interference with contract. Both parties have completed discovery and the collective plaintiffs, including us, have made a motion for summary judgment against the defendants seeking to have the defendants' counterclaims dismissed entirely and with prejudice. A decision was rendered by the court, which dismissed the claims for tortuous interference with business opportunities and contract, but denied the remainder of the motion. The case had been stayed as a result of IG2 filing for bankruptcy protection in January 2003. The stay was subsequently lifted. In March 2004, we reached a settlement agreement with the defendants whereby we are required to pay an aggregate of $250,000, as follows:
$50,000 on April 1, 2005 and the balance of $200,000 over the next 24 months at the rate of $8,333.33 per month. In addition, we are required to pay to defendants any amounts we receive from IG2, until such time as an additional
$250,000 has been paid to defendants. To the extent the amounts we receive from
IG2 and, in turn, pay to the defendants by February 28, 2009 (the "IG2
Payments"), is less than $250,000, we will be liable for the difference between
$250,000 and the aggregate IG2 Payments at that time. The effects of this settlement have been recorded in our financial statements as of December 31,
2004.

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
Plaintiffs further contend that, in spite of their substantial time and efforts, we and the other defendants failed to compensate plaintiffs as per the agreements. Plaintiffs also allege that they provided a bridge loan to defendants in the sum of $1,830,000, which has not been repaid. On January 28,
2005, the parties agreed to settle this by our paying an aggregate of $400,000 to the plaintiffs in exchange for the aggregate of 120,820 shares of common stock owned by the plaintiffs. An initial payment of $200,000 was made on
February 1, 2005, an additional payment of $20,000 was made on March 1, 2005 and nine additional monthly payments are scheduled for each of the succeeding months. The shares to be returned to us will be returned, ratably, as payments are received by the plaintiff. Accordingly, a liability of $400,000 was accrued in the fourth quarter of 2004 and we recorded the acquisition of treasury stock for $144,984, based on the closing price of our common stock on the day prior to the settlement, and $255,016 was charged to litigation expense, representing the difference between the total amount to be paid and the fair value of the shares received.

GELCO Corporation, et al. v. Major Chevrolet, Inc.

On December 19, 2001, GELCO Corporation ("GELCO") filed a complaint against
Major Chevrolet, Inc. in the United States District Court for the Northern
District of Illinois, Eastern Division. The lawsuit alleged breach by Major
Chevrolet, Inc. of the terms and conditions of the purchase of automobiles and automobile leases under that certain dealer lease plan agreement and alleged breach arising out of the purchaser of retail sales contracts under that certain dealer retail agreement by and between the parties. GELCO was seeking $2,767,000 in damages. On January 24, 2003, the action was settled for $900,000, consisting of an initial payment of $300,000 and a 20-month promissory note for $600,000, which was paid in full by September 2004.

Steel City Telecom, Inc. v. The Major Automotive Companies, Inc., et al

In and around September 2002, an action was commenced against us and our former subsidiary, Computer Business Sciences, Inc., in Pennsylvania, Allegheny County
by Steel City Telecom, Inc. ("Steel City") for up to $300,000. The complaint alleged that certain software sold to Steel City was defective and that we were negligent in its production. We are in the process of requesting a removal of this case to Federal court, while continuing with the discovery phase. We believe that the plaintiff's allegations have no merit and we intend to vigorously defend this suit.

Zvi Barak v. The Major Automotive Companies, Inc.

An application to the Ontario Superior Court (Toronto Court File No.
02-CV-229810CM2) was filed by Zvi Barak on May 23, 2002 seeking an Order of that court directing us to proceed with arbitration in Toronto, Canada regarding Dr.
Barak's claims that we failed to pay him $546,249.99 under an alleged letter dated June 5, 1996 to that certain Master Agreement dated April 18, 1996 between us and Dr. Barak. We brought a motion before the Ontario Superior Court of
Justice seeking a permanent stay of Dr. Barak's application on grounds which include, but are not limited to: (a) Ontario is not a convenient forum for the hearing of the application; and (b) the Ontario Superior Court of Justice does not have jurisdiction over the subject matter of the parties. The motion was heard by the Court in Toronto on February 18, 2003. At that time, our motion was denied and we subsequently filed a motion for leave to appeal. In July 2003, our motion for leave to appeal was denied. On February 2, 2005, we agreed to settle this case by purchasing from Mr. Barak and his wife Sarah Barak all of the shares of our common stock that they own, aggregating 167,808 shares for the purchase price of $250,000 and the forgiveness of a promissory note due to one of our inactive subsidiaries in the principal amount of $119,500. Inasmuch as the promissory note was fully reserved and written off in prior years, we accrued a liability of $250,000 for this settlement in the fourth quarter of
2004 and have recorded the transaction as the acquisition of treasury stock of
$206,404, the fair market value of the shares based on the closing price on the day prior to the agreement, and litigation expense of $43,596, representing the difference between the amount to be paid and the fair value of the shares.

Tillroe Realty Co. vs. Compass Lincoln Mercury, Inc. and Fidelity Holdings Co.,
Inc.

On September 4, 2003, an action was commenced against us and our subsidiary
Compass Lincoln Mercury, Inc. in the Superior Court of New Jersey, Essex County
by a landlord of our former Compass Lincoln Mercury showroom in Orange, New
Jersey. The suit alleged that current rent and damages to the showroom space at
170 Central Avenue, Orange New Jersey are presently due and owing by us. The suit alleged damages in the amount of $123,556 and rent of approximately $7,900 per month. This case was settled during the second quarter of 2004 for $115,000.

GRIT, LLC vs. Major Automotive Companies, Inc.

On September 24, 2003 we received notice of a default judgment in the Superior
Court of the State of California, Los Angeles, for an aggregate amount of
$66,718 stemming from the plaintiff's purchase in 1998 of a Talkie Communication
Server from a former subsidiary. In the third quarter of 2004 this case was adjudicated in our favor and, consequently, dismissed. In the fourth quarter of
2004, the plaintiff refiled its complaint under a slightly different theory from its initial suit. It is our belief that this claim is also without merit and we intend to vigorously defend this suit.

Justin Jung et al. v. Major Automotive Companies, Inc.

In December 2004, we were served with a Summons and Complaint, (filed in New
York State Supreme Court, County of the Bronx) alleging the sale of defective or otherwise dangerous vehicles. Named plaintiff bases his suit on a single-vehicle accident. The action includes provisions for the possible promulgation of a class action lawsuit regarding the previous accusations. We believe that the suit has no merit and we intend to vigorously defend this action.

Maryann Cerbo, et al. v. Ford of Englewood, Inc., et al.

In November 2004, we received notice of a pending class action in the state of
New Jersey for the above action in the Superior Court of the State of New
Jersey. The lead plaintiff had alleged the systematic overcharge by all New
Jersey Licensed Automotive Dealers for the documentation fees for the registration of new/used vehicles. Under advice of counsel, we, through our
Compass Dodge, Inc. franchise, agreed to accept the proposed settlement offer by the plaintiff's counsel. Using a complex set of guidelines, including total sales and ratio of new and used vehicles sold, we agreed to comply with the settlement provisions. The current estimated cost of settlement is approximately
$30,000, which has been accrued in the fourth quarter of 2004. The settlement proposal awaits approval by the New Jersey Superior Court.

Various claims against our subsidiaries.

Various claims and lawsuits arising in the normal course of business are pending against our subsidiaries. The results of such litigation are not expected to have a material or adverse effect on our combined financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 17, 2004, we held our Annual Meeting of Shareholders. Proxies were solicited by us pursuant to Regulation 14A under the Exchange Act. On October
29, 2004, the record date for the Annual Meeting, there were approximately
9,492,856 shares of common stock outstanding and entitled to vote, of which
8,229,436 shares of common stock were present in person or by proxy and voted at the meeting. At the Annual Meeting, our shareholders approved the following proposals:

1.   To elect two (2) Class I Directors, Bruce Bendell and Alan Pearson, for
     terms ending in 2007.



         -----------------------------------------------------------------------------------------------------
                                             FOR             WITHHELD           AGAINST          NOT VOTED
         -----------------------------------------------------------------------------------------------------

         Bruce Bendell                    8,199,961           334,583              0              958,312
         -----------------------------------------------------------------------------------------------------
         Alan Pearson                     8,229,336           305,208              0              958,312
         -----------------------------------------------------------------------------------------------------


The terms of Steven Hornstock, the Class II Director, and David Edelstein and
Jeffrey Weiner, the Class III, Directors, continued after the Annual Meeting.

2.   To ratify the appointment of BDO Seidman, LLP as our independent registered public accounting firm for the year 2005.

         -----------------------------------------------
         For .......................       8,493,056
         -----------------------------------------------
         Against ..................           26,352
         -----------------------------------------------
         Abstain ..................           15,046
         -----------------------------------------------
         Not Voted ...............           958,402
         -----------------------------------------------

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock trades on the Over-the-Counter Bulletin Board under the symbol
"MAJR.OB," since November 10, 2004 after being delisted from the Nasdaq
SmallCap. The quarter-end high and low sales prices of our common stock were as reported by the Nasdaq Stock Market and the Over-the-Counter Bulletin Booard,
which quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions:

         Quarter Ended              High             Low
         -------------              ----             ---
         June 30, 2005              $1.13            $0.93
         March 31, 2005             $1.24            $0.86
         December 31, 2004          $0.95            $0.70
         September 30, 2004         $1.05            $0.84
         June 30, 2004              $1.00            $0.60
         March 31, 2004             $1.37            $0.58
         December 31, 2004          $0.81            $0.72
         September 30, 2003         $0.80            $0.80
         June 30, 2003              $0.87            $0.80
         March 31, 2003             $0.91            $0.73

Shareholders

As of June 30, 2005 there were approximately 479 holders of record of our common stock.

Dividends

We have never declared cash dividends on any class of our securities and have no present intention to declare any dividends on any class of our securities in the future.

Securities Authorized for Issuance Under Equity Compensation Plans.

Item 12 of Part III contains information concerning securities authorized for issuance under our equity compensation plans.

Recent Sales of Unregistered Securities

The securities described below were sold by us during the fiscal year 2004 without being registered under the Securities Act. All such sales made in reliance on Section 4(2) and/or Rule 506 promulgated thereunder of the
Securities Act were, to the best of our knowledge, made to investors that, either alone or together with a representative that assisted such investor in connection with the applicable investment, had such sufficient knowledge and experience in financial and business matters to be capable of evaluating the merits and risks connected with the applicable investment.

1.   On April 30, 2004, we issued 4,500 shares of common stock to David
     Edelstein, at a per share price of $0.79, as compensation for services as a member of our Board of Directors.

2.   On April 30, 2004, we issued 4,500 shares of common stock to Jeffrey
     Weiner, at a per share price of $0.79, as compensation for services as a member of our Board of Directors.

3.   On April 30, 2004, we issued 4,500 shares of common stock to Steven Nawi, at a per share price of $0.79, as compensation for services as a member of our Board of Directors.

4.   On April 30, 2004, we issued 4,500 shares of common stock to Steven
     Hornstock, at a per share price of $0.79, as compensation for services as a member of our Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

The selected data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2004, are derived from our audited financial statements. The data set forth below should be read in connection with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the related notes included elsewhere in this Form 10-K.



                                                                        As at and for the year ended December 31,
                                                    2004             2003             2002             2001             2000
                                                -------------    -------------    -------------    -------------   -------------

STATEMENT OF OPERATIONS DATA
Revenues                                        $ 396,981,562    $ 380,298,852    $ 397,947,494    $ 375,114,505   $ 322,142,231

Income (loss) from continuing operations*          (6,837,962)      (1,130,264)         (84,772)       2,089,524       1,302,247

Income (loss) from discontinued operations               --               --           (206,000)         590,000     (22,427,322)

Net income (loss)                                  (6,837,962)      (1,130,264)        (290,772)       2,679,524     (21,125,075)

Income (loss) per common share
   Income from continuing operations
      Basic                                     $       (0.72)   $       (0.12)   $       (0.01)   $        0.32   $        0.26
      Diluted                                           (0.72)           (0.12)           (0.01)            0.24            0.19

   Income (loss) from discontinued operations
     Basic                                               --               --              (0.02)            0.09           (4.40)
     Diluted                                             --               --              (0.02)            0.07           (4.40)

   Net income (loss)
     Basic                                              (0.72)           (0.12)           (0.03)            0.41           (4.14)
     Diluted                                            (0.72)           (0.12)           (0.03)            0.31           (4.14)

Average number of shares used in computation
     Basic                                          9,486,905        9,436,969        8,947,332        6,558,356       5,101,829
     Diluted                                        9,486,905        9,436,969        8,947,332        8,662,979       6,791,104

BALANCE SHEET DATA
Total assets                                    $  86,014,467    $  87,612,939    $  87,247,341    $  82,329,517   $  86,781,397
Long-term liabilities, less current portion         6,910,269        7,156,125        7,701,700        9,853,587      10,411,463
Total stockholders' equity                          9,695,524       16,870,654       17,947,597       17,948,321      15,599,970


*  Includes a write-off of goodwill of $8.1 million in the fourth quarter of
   2004. Also, see Notes 1, 9, 15 and 16 to Consolidated Financial Statements
   for discussions of business acquisitions and divestitures, restatements, stockholders' equity, earnings (loss) per share, restructuring and impairment charges, discontinued operations and their effects on comparability of year-to-year data. See "Item 5. Market for Registrant's
   Common Equity and Related Stockholder Matters" for a discussion of our dividend policy.

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
Automotive and Technology.

On November 3, 2000, our Board of Directors determined to sell our non-automotive operations, including our Technology division, by the most appropriate economically viable means, in order to maximize shareholders' value from those operations and to maintain our focus on the regional consolidation of retail automotive dealerships. Accordingly, all non-automotive operations had been classified collectively as "Discontinued Operations." Continuing operations are represented by our automotive dealerships activities, including our Major
Auto subsidiary and other dealerships, as well as our automotive leasing subsidiary, Major Fleet.

The year 2004 saw an increase in our revenues and gross profits. Our management believes that the strong growth of new vehicle unit sales and the increase in average sales prices of such vehicles were the significant contributors to our increase in dealership revenues and gross profits. Revenues and gross profits increased approximately $16.7 million and $3.9 million, respectively. The retail automotive business is, generally, subject to the effects of economic inflation.
In recent years, however, inflation has been relatively low and, therefore, has not significant impacted either our revenues, costs or results of operations.

Pursuant to the rules for accounting for long-lived assets, such as goodwill, as more fully described, below, we determined that we had an impairment of such asset. This was based, in part, on future projections of our operating results, which assume certain continuing trends in our product mix and profitability.
Accordingly, in the fourth quarter of 2004, we wrote down our goodwill and, thereby, incurred a non-cash charge of $8.1 million. This resulted in a net loss of $6.8 million for the year ended December 31, 2004 compared with a net loss of
$1.1 million in the prior year.

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
Statements of Financial Accounting Standards No. 142, "Goodwill and Other
Intangible Assets" ("SFAS 142"), goodwill and intangible assets deemed to have indefinite lives are no longer amortized but, instead, are subject to impairment tests at least annually. We have applied the new rules on accounting for goodwill beginning in the first quarter of 2002. During 2003, we performed the required impairment tests of goodwill as of December 31, 2003, and concluded, based, in part, on the analysis performed and conclusions reached by an independent valuation appraiser we retained, that there was no impairment of goodwill at that time. During 2004, we performed the required impairment tests of goodwill as of December 31, 2004. We have concluded, based, in part, on the analysis performed and conclusions reached by an independent valuation appraiser we retained, that there is an impairment of goodwill as of December 31, 2004 aggregating approximately $8.1 million. Accordingly, we incurred a non-cash charge of this amount in the fourth quarter of 2004 as we wrote down goodwill to its estimated fair value. We remain, however, subject to financial statement risk to the extent that intangible assets become additionally impaired due to decreases in the fair market value of the related underlying business.

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

For the years ended December 31, 2004, 2003 and 2002, aggregate floor plan interest included in operating expense was approximately $2.0 million, $2.2 million and $1.7 million, respectively. The increase in 2003 of interest expense relative to decreased sales volume is primarily attributable to the higher levels of inventory, i.e. reduced turnover, caused by the lower sales levels during 2003, most significantly during the first two quarters.

For the years ended December 31, 2004, 2003 and 2002, aggregate floor plan assistance included as a reduction of cost of sales was approximately $1.8 million, $1.2 million and $1.3 million, respectively.

Advertising assistance received from manufacturers for the years ended December
31, 2004, 2003 and 2002, included as a reduction of cost of sales was approximately $944,000, $723,000 and $714,000, respectively.

Commitments and Contingencies. As further discussed in "Note 12, Commitments and
Contingencies, of Notes to Consolidated Financial Statements," we are involved, and will continue to be involved, in a number of legal proceedings arising out of the conduct of our business, including litigation with customers, current and former business associates, employment-related lawsuits and class actions. We intend to vigorously defend ourselves and assert available defenses with respect to each of these matters. Where necessary, we have accrued our estimate of the probable costs for the resolution of these proceedings based on consultation with outside counsel, assuming various strategies. Further, we have certain insurance coverage and rights of indemnification with respect to certain aspects of these matters. However, a settlement or an adverse resolution of one or more of these matters may result in the

payment of significant costs and damages, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

Furthermore, in February 2004, the New York State taxing authorities notified us of an assessment of $4,000,000, including interest and penalties. We were confident that we had paid all sales taxes that are due and notified the taxing authorities that we were appealing their findings. After investigation, the taxing authorities and we agreed on a final aggregate amount due of approximately $65,000, including $19,000 of interest. This amount is reflected in accrued expenses at December 31, 2004.

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

SELECTED OPERATING DATA



                                                                Years Ended December 31,
                                     ----------------------------------------------------------------------------------------
($ in millions, except per vehicle data)                            2004 vs. 2003                           2003 vs. 2002
                                                                   -------------                            -------------
                                                                Variance -                             Variance -
                                                                Favorable           %                   Favorable         %
                                         2004         2003    (Unfavorable)    Variance      2002     (Unfavorable)    Variance
                                         ----         ----    -------------    --------      ----     -------------    --------

Revenues
       New vehicles                    $ 155.6      $ 131.7      $  23.9          18.1      $ 140.7      $ (9.0)         (6.4)
       Used vehicles                     222.9        231.6         (8.7)         (3.8)       236.8        (5.2)         (2.2)
       Service and parts                  16.8         15.5          1.3           8.4         19.3        (3.8)        (19.7)
       Other                               1.7          1.5          0.2          13.3          1.1         0.4          36.4
                                   -------------  ------------  -------------  ---------  -----------  -------------  ----------
            Total revenues             $ 397.0      $ 380.3      $  16.7           4.4      $ 397.9      $(17.6)         (4.4)
                                   =============  ============  =============  =========  ===========  =============  ==========

GROSS PROFIT
       New vehicles                    $  14.6      $  13.6      $   1.0           7.4      $  14.4      $ (0.8)         (5.6)
       Used vehicles                      43.3         40.3          3.0           6.7      $  42.4        (2.1)         (5.0)
       Service and parts                   5.0          5.2         (0.2)         (3.8)     $   6.2        (1.0)        (16.1)
       Other                               1.6          1.5          0.1          13.3          1.1         0.4          36.4
                                   -------------  ------------  -------------  ---------  -----------  -------------  ----------
            Total gross profit         $  64.5      $  60.6      $   3.9           6.1      $  64.1      $ (3.5)         (5.5)
                                   =============  ============  =============  =========  ===========  =============  ==========
NEW VEHICLES
Unit sales                               5,340        4,997          343           6.9        5,557        (560)        (10.1)
Revenue per vehicle                    $29,146      $26,351      $ 2,795         10.56      $25,320      $1,031           4.1
Gross profit per vehicle               $ 2,729      $ 2,712      $    17           0.6      $ 2,590      $  122           4.7
Gross profit percentage                    9.4%        10.3%        -0.9%         (8.7)        10.2%        0.1%          1.0

USED VEHICLES

Unit sales                              14,898       16,555       (1,657)        (10.0)      16,050         505           3.1
Revenue per vehicle                    $14,965      $13,988      $   977           7.0      $14,754      $ (766)         (5.2)
Gross profit per vehicle               $ 2,906      $ 2,435      $   471          18.6      $ 2,644      $ (209)         (7.9)
Gross profit percentage                   19.4%        17.4%         2.0%         10.9         17.9%       -0.5%         (2.8)

PERCENTAGE OF TOTAL REVENUES
New vehicles                              39.2%        34.6%         4.6%         13.3         35.4%       -0.8%         (2.3)
Used vehicles                             56.1%        60.9%        -4.8%         (7.9)        59.5%        1.4%          2.4
Service and parts                          4.2%         4.1%         0.1%          2.4          4.9%       -0.8%        (16.3)
Other                                      0.5%         0.4%         0.1%         25.0          0.2%        0.2%        100.0
                                   -------------  ------------  -------------  ---------  -----------  -------------  ----------
                                         100.0%       100.0%         0.0%          0.0%       100.0%        0.0%          0.0%
                                   =============  ============  =============  =========  ===========  =============  ==========

OTHER OPERATING DATA
Total operating expenses               $  62.3      $  60.9      $   1.4           2.3      $  63.1      $ (2.2)         (3.5)
Goodwill write-down                        8.1           -0-         8.1           N/A      $    -0-     $   -0-          N/A
Floor plan interest*                       2.0          2.2         (0.2)         (9.1)         1.7         0.5          29.4
Advertising expense*                      11.8         15.8         (4.0)        (25.3)        14.5         1.3           9.0

* Included in operating expenses

RESULTS OF CONTINUING OPERATIONS YEAR ENDED DECEMBER 31, 2004 AND YEAR ENDED
DECEMBER 31, 2003

Revenues. Revenues for the year ended December 31, 2004 increased to approximately $397.0 million, which is $16.7 million, or 4.4%, more than the prior year's revenues of $380.3 million. The primary reasons for the increase in total revenue were (1) the significant increase in unit sales of new vehicles and (2) the large increase in average selling prices for new vehicles. New car unit sales increased by 343 units, or 6.9%, in 2004 from 2003. At the same time, average revenue for each new vehicle sold increased by $2,795. This increase in revenues generated by new vehicle sales was partially offset by a decrease in revenues from used vehicles of $8.7 million. Used vehicle units sold decreased by 1,657 units, or 10.0% in 2004. While the average revenue per used vehicle sold increased by $977, or 7.0%, it was not sufficient to overcome the decline in units and resulted in overall decrease in used vehicle revenues in 2004. We believe that these results are reflective of the trend that continues whereby new vehicle manufacturers are offering customer incentives that are wide-ranging and deep. This has created a situation where our dealerships are selling more new vehicles, but at the expense of used vehicle sales. With the prices of new vehicles reaching levels that are attractive to buyers who would have previously purchased used vehicles, many more new vehicle buyers have been created. Because our dealerships have only a limited number of new vehicle brands to sell, customers who previously may have come to our centers because of the large selection of used vehicles available may go elsewhere for a new vehicle purchase. As a consequence, the customers who do buy used vehicles tend to be
(a) those who still cannot afford an entry level new vehicle and are, therefore, buying the lower priced used vehicles, which tends to reduce the average sales price per unit and (b) those who can afford to buy higher end vehicle and either prefer used vehicles or have difficulty in qualifying for credit at new vehicle dealerships. The significant decrease of used vehicles sold in 2004 is reflective of the trend whereby some of our potential used vehicle customers have become new vehicle customers. This can also be seen in our sales mix where, in 2004, 39.2% of our total revenue was generated by new vehicle sales and 56.1%
of our total revenue came through used vehicle sales. In 2003, the comparable percentages were 34.6% and 60.9% for new and used vehicles, respectively.

New vehicle sales revenue was approximately $155.6 million in 2004, an increase of $23.9 million or 18.1% from 2003 new vehicle sales revenue of $131.7 million.
This increase is significantly attributable to incentives given consumers by new vehicle manufacturers, including cash rebates and attractive financing options which has increased customer demand by lowering the average net cost to consumers, while leaving gross selling prices high.

Used vehicle sales revenue was $222.9 million in 2004 and $231.6 million in
2003, a decrease of approximately $8.7 million or 3.8%. The most significant factor in this decrease was the decrease in unit sales. As noted above, our average sales price per used vehicle unit sold increased, but the volume decrease more than offset the average sales price increase. We believe that both the migration of the used vehicle buyer to new vehicles and the very competitive marketplace in the New York metropolitan area, contributed significantly to our volume decline.

Cost of sales. The cost of sales increased $12.8 million, or 4.0%, to $332.5 million in the year 2004 from $319.7 million in the year ended December 31,
2003. The percentage increase is 0.4% less than the revenues percentage increase and reflects both the disproportionately higher cost of new vehicles, which increased by 19.4% and the disproportionately lower cost of used vehicles, which decreased by 6.1%. The average cost of a new vehicle increased by $2,778, or
11.8%, and the average cost of a used vehicle increased by $506, or 4.4%, resulting in the increase in cost of sales. As noted, above, the cost of sales in both years reflects the net effect of automotive manufacturers' floor plan assistance incentives and advertising incentives.

Gross profit. Our automotive dealership operations generated almost all of the total gross profit of $64.5 million for the year ended December 31, 2004 compared with the 2003 amount of $60.6 million, an increase of $3.9 million or

6.4%. The gross profits of new vehicles increased by $1.0 million, or 7.4%, and the gross profits of used vehicles increased by $3.0 million, or 7.4%. Other gross profits were relatively flat.

New vehicle unit sales and revenue per vehicle each increased substantially.
However, as discussed previously, the costs of such sales increased at a disproportionately higher rate, which resulted in a decrease in new vehicle gross profit percentage, but a small increase in gross profit per new vehicle sold and an overall increase in new vehicle gross profit. Total gross profit from new vehicles sales increased $1.0 million, or 7.4%, from $13.6 million in
2003 to $14.6 million in 2004. Gross profit per new vehicle sold increased $17, or 0.6%, from $2,712 in 2003 to $2,729 in 2004. The gross profit percentage decreased to 9.4% in 2004 from 10.3% in 2003. We believe that the manufacturers incentives have permitted customers to purchase more expensive new vehicles and brought in more first-time new vehicle buyers. The competitive environment for new vehicle purchasers in the New York metropolitan area has not allowed us to maintain the higher profit margins that we enjoyed in the past.

The gross profit percentage for used vehicles increased substantially, from
17.4% to 19.4%. The increase in the average selling price of used vehicles, retail and wholesale, from $13,988 to $14,965 resulted in the amount of such increase being $977 per vehicle, an increase of 7.0%. The increase in the average cost of used vehicles sold was only 4.4%. The effect of this was to increase total used vehicle gross profit to $43.3 million in 2004 from $40.3 million in 2003, an increase of $3.0 million, or 7.4%. We believe that the trend towards our sales of lower sales volume, but increased sales of higher priced used vehicles contributed substantially to these results and expect this trend to continue.

We expect that this environment and the manufacturers' incentive will continue in the foreseeable future. Furthermore, we believe that the change our product mix, i.e., our somewhat reduced concentration on the more profitable used vehicle segment, will also continue. However, our ability to buy, at favorable prices, quality used vehicles, ranging from entry level to luxury, and our ability to find competitive financing sources for our customers, we believe, will enable us to attract used vehicle purchasers and will be significant factors in our ability to maintain our relatively high gross profit percentages.

Operating expenses. In the year ended December 31, 2004, operating expenses increased approximately $1.4 million to approximately $62.3 million, from $60.9 million in 2003. In addition to the normal increase in selling, general and administrative expenses relative to the growth of sales, this increase is attributable, in large part, to the compensation earned by HB Automotive, Inc.
and Bruce Bendell, aggregating approximately $3.6 million in 2004 as compared with approximately $1.2 million in 2003, an increase of approximately $2.4 million. A substantial offset to such increases was attributable to the cost-cutting efforts initiated throughout our dealership group, with the most significant decreases resulting from reductions in advertising expenditures, which declined approximately $4.0 million to approximately $11.8 million in 2004 from approximately $15.8 million in 2003. Interest expense, related to our floor plan and included in operating costs, also decreased by approximately $200,000 in 2004.

Goodwill write-down. As discussed under the caption "Critical Accounting
Policies - Long-lived Assets," above, we incurred a non-cash charge of $8.1 million in the fourth quarter of 2004. There was no comparable such charge in any of our prior periods.

Interest expense. Interest expense had a net decrease of approximately $42,000 to approximately $738,000 in 2004, which represents a decline in interest as we continue to repay our long-term debt obligations.

Income tax expense. For 2004, the effective tax rate is lower than the normal effective tax rate, primarily, as a result of the tax effects of the non-deductibility of the write-off of goodwill and a change in the valuation allowance of the deferred tax asset of approximately $5.0 million and $1.0 million, respectively. Income tax expense is comprised of $88,000 of local income taxes and $141,000 of federal income taxes. Deferred taxes, including valuation allowances, are reviewed throughout fiscal 2004. In 2003, local income tax expense of approximately $82,000 for the year ended December 31, 2003 was calculated on pre-tax income from continuing operations.

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

LIQUIDITY AND CAPITAL RESOURCES - DECEMBER 31, 2004

At December 31, 2004, our total assets were approximately $86.0 million, a decrease of approximately $1.6 million, or 1.8%, from our assets of $87.6 million at December 31, 2003. The significant changes among the components included decreases of $8.1 million in goodwill and an $800,000 decrease in due from related parties as partially offset by net increases in cash, accounts receivable and inventories of $2.7 million, $1.8 million and $3.2 million, respectively.

Our cash increase of $2,720,363 in the year ended December 31, 2004 was primarily attributable to our operating activities, which provided cash of
$3,321,951. This increase is primarily attributable to our net loss of
$6,837,962, as adjusted for non-cash charges of $8,884,458, aggregating
$2,046,496, plus a net increase in liabilities, aggregating $5,296,957
(significantly, increases in accounts payable and accrued expenses totaling
$841,408, accrued expenses - related parties of $2,693,702 and floor plan notes payable of $1,780,944), as partially offset by a net increase in assets of
$4,021,502 (principally, increases in accounts receivable and inventories of
$1,696,621 and $3,461,889, respectively, as partially offset by a decrease in due from related parties of $805,079). Our inventories increased, primarily, as a result of our taking advantage of favorable buying opportunities in anticipation of the spring selling season and our accounts receivable increased, primarily, as a result of our significantly higher sales volume in the fourth quarter of 2004 as compared to the same quarter in the prior year.

Our investing activities used $549,400 of cash, with $600,356 used for additions to property and equipment. We do not anticipate any significant increases in spending for property and equipment in 2005.

Our financing activities used cash of $52,188. This was attributable to payments of long-term debt of $302,188, net of an additional long-term obligation of
$250,000 we incurred in connection with the settlement of litigation.

The foregoing activities, i.e., operating, investing and financing, resulted in a net cash increase of $2,720,363 for the year ended December 31, 2004.

In September 2001, CFC, one of our primary floor plan credit sources for approximately $30 million for the financing of our vehicle inventory, notified us that CFC had re-evaluated its credit and lending relationship with us and was requiring us to seek a replacement lending institution to refinance and replace all existing CFC credit facilities. Consequently, in March 2002, we entered into a floor plan financing arrangement with GMAC for GMAC to provide the floor plan credit for the financing of our Chevrolet dealership's new and used vehicle inventory. This is the flagship dealership of our operations and accounted for more than 30% of our new vehicle revenues and more than 80% of our consolidated used vehicle revenues in the year 2004. Additionally, in March 2002, we entered into a credit agreement with HSBC pursuant to which HSBC is providing the floor plan credit for the financing of our Chrysler/Jeep, Dodge and Kia dealerships'
new and used vehicle inventory. As a result of the GMAC and HSBC credit facilities, we completed the replacement of financing for all of the dealerships that were previously financed by CFC.

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
In order to obtain floor plan financing at favorable rates, each of Bruce
Bendell and Harold Bendell agreed to either guarantee certain of our floor plan debt or provide certain collateral in connection with our floor plan or other borrowings. Our Board of Directors agreed to obtain independent valuations of such credit enhancement and collateral usage and compensate each of the Bendells the fair value of his respective contributions. Consequently, we engaged an independent valuation firm to value the credit enhancement and received a preliminary valuation from such firm of $160,000 for the economic risk value of the credit enhancement. Accordingly, we accrued such amount as a liability in the third quarter of 2002. In the third quarter of 2003, our Board of Directors received additional indications that the value of the Credit Enhancement may approximate $450,000. As such, we accrued an additional $290,000 in the third quarter of 2003. In March 2004, our Board of Directors concluded that the
$450,000, as accrued, was the appropriate value of the portion of the Credit
Enhancement and, subsequently, agreed to extend the annual $450,000 Credit
Enhancement payments to Bruce Bendell as long-long as such Credit Enhancements commitments remain in place at the levels at which they are currently maintained.

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



                                       TOTAL             < 1 YEAR         1 - 3 YEARS         4 - 5 YEARS        > 5 YEARS
                                 ------------------ -------------------------------------- ------------------ -----------------

CONTRACTUAL OBLIGATIONS:

Floor Plan Notes                    $ 51,380,310       $51,380,310       $          -       $           -       $         -

Interest                               2,866,070           698,302          1,368,020             587,119           212,629

Long-term Debt                         7,805,677           895,408          3,394,583           1,367,040         2,148,646

Operating Lease Obligations            4,321,583         1,193,500          2,654,500             394,000            79,583
                                 ------------------ -------------------------------------- ------------------ -----------------

                                    $ 66,373,640       $54,167,520       $  7,417,103        $  2,348,159       $ 2,440,858
                                 ================== ====================================== ================== =================


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

Although we sell some vehicles in certain Eastern European and other countries, principally, Ukraine, Belarus and Kazakhstan, substantially all our revenues come from sales of vehicles in the United States. Consequently, foreign sales constitute a minimal amount of our revenues. Even so, our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because substantially all our revenues are currently denominated in U.S. dollars, a strengthening of the dollar could make our vehicles less competitive in foreign markets. Due to the nature of our investments and operations, we believe that there is not a material risk exposure.

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

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the design and effectiveness of our disclosure controls and procedures, as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act
of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation of our disclosure controls and procedures, we have concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective in timely alerting us to material information required to be included in our periodic SEC reports. We have insufficient accounting personnel who can analyze, record and resolve complex transactions and accounting matters, including certain inventory reconciliations, on a timely basis. With respect to a relatively small portion of our inventory, specifically, certain vehicles not covered by floor plan financing, we have recognized some weaknesses in financial reporting procedures.
However, the error which did occur during 2004 with respect to this inventory was less than 1% of the total inventory and not material to the financial statements.

In response to the matters discussed above, we intend to take the following steps to strengthen our internal controls over financial reporting:

     Expand our accounting and reporting resources by adding a
     full-time chief financial officer and such other accounting personnel, as required.

     Strengthen our inventory reporting controls by providing more frequent period-end reconciliations of physical to book inventory differences.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in our internal controls over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financing reporting.

ITEM 9B. OTHER INFORMATION

The Company did not have any reportable events during the fourth quarter of the fiscal year ended December 31, 2004 which were be required to be filed on Form
8-K which were not so reported.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As of June 30, 2005, our current directors and executive officer and their respective ages are as follows:

NAME                               AGE   POSITION
----                               ---   --------

Bruce Bendell  ................... 51    Chairman of the Board, President,
                                         Chief Executive Officer and
                                         Acting Chief Financial Officer

David Edelstein  (1)(2)........... 51    Director

Steven Hornstock (1)(2)........... 55    Director

Alan A. Pearson (1)(2) ........... 60    Director

Jeffrey Weiner  .................. 47    Director

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

Alan A. Pearson. Mr. Pearson has served as our director since July 2004. Mr.
Pearson has been the Chief Financial Officer of Conesko Doka, Ltd., a construction supply company, since August 1977, and served as a member of its board of directors from 1985 to 2000.

Jeffrey Weiner. Mr. Weiner has served as our Director since May 1998. Mr. Weiner is a certified public accountant and has been with the accounting firm of Marcum
& Kliegman LLP, where he is currently Managing Partner, since 1981.

Key Employee

The following person, although not an executive officer or director, is regarded by us as a key employee:

Harold Bendell. Mr. Bendell, age 56, has served as a senior executive of Major
Dealer Group since December 1985. He, together with his brother, Bruce Bendell, is responsible for the day-to-day operations of the Major Dealer Group.

COMMITTEES OF THE BOARD OF DIRECTORS

We have the following standing committees: a Compensation Committee and an Audit
Committee. The Compensation Committee is comprised of Mr. Edelstein, Mr.
Hornstock and Mr. Pearson, each of whom is a non-employee director. The
Compensation Committee determines the compensation of our Chief Executive and recommends to the Board of Directors the compensation of other principal executive officers.

The Audit Committee reviews, acts on and reports to our Board of Directors with respect to various auditing and accounting matters, including selecting our independent auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of our independent auditors and our accounting practices. The members of the Audit Committee currently are Mr. Edelstein, Mr.
Hornstock and Mr. Pearson, each of whom is a non-employee director.

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

Audit Committee Financial Expert

Our Board of Directors has determined that Mr. Pearson, the Chairman of our
Audit Committee, is an audit committee financial expert, as that term is defined under Regulation S-K, Item 401(h).

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities, to file reports of ownership and changes in ownership with the
Commission. Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulations to furnish us with copies of all Section 16(a)
forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all required reports have been filed timely during 2004 except for Forms 4 that should have been filed on behalf of Messrs. Edelstein, Hornstock, Weiner and Pearson relating to an option each of whom was granted on December 17, 2004 to purchase 4,500 shares of our common stock pursuant to our 2001 Outside
Director Stock Option Plan.

Code of Ethics

We have adopted a "Code of Ethics," as defined by regulations promulgated under the Securities Act and the Exchange Act and a "Code of Conduct," as defined by qualitative listing requirements promulgated by the Nasdaq National Market, that apply to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We collectively refer to these codes as our Code of Conduct and Ethics, a current copy of which was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31,
2003. A copy of the Code of Conduct and Ethics is available on our website at
www.majorworld.com and print copies are available to any shareholder who requests a copy. Any amendment to the Code of Conduct and Ethics or any waiver of the Code of Conduct and Ethics will be disclosed on our website promptly following the date of such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information for each of our fiscal years ended
December 31, 2004, 2003 and 2002 concerning compensation of our sole executive officer (the "Named Executive Officer"):

SUMMARY COMPENSATION TABLE



                                                                                                        LONG-TERM
                                                                   ANNUAL COMPENSATION                 COMPENSATION
                                                                   -------------------                 ------------
                                                                                                       SECURITIES
                                                                                                       UNDERLYING
NAME AND PRINCIPAL POSITION                        YEAR       SALARY        BONUS        OTHER         OPTIONS (#)
---------------------------                        ----       ------        -----        -----         -----------

Bruce Bendell (1) .............................     2004     $500,000       $386,455        0               0
Chairman of the Board, President,
Chief Executive Officer and Acting                  2003     $500,000       $ 77,336        0               0
Chief Financial Officer
                                                    2002     $500,000      $ 461,379        0               0


(1) In May 2001, the Compensation Committee of our Board of Directors approved an adjustment to Mr. Bendell's compensation package that included an increase in his base salary to $500,000 per year for the period July 1, 2001 to June 30, 2004 and, effective April 1, 2001 a bonus equal to 10% of the net income attributable to our automotive operations after all expenses, including bonus amounts paid to other employees. The amounts shown for each of the years reflect those terms. In addition to his compensation for services, in March 2004, Mr. Bendell received $450,000 for a credit enhancement arrangement through which he provided personal guarantees in connection with our various floor plan credit lines. In 2004, an additional
    $450,000 has been accrued as compensation to Mr. Bendell in connection with the continuation of such credit enhancement arrangement. See "Certain
    Relationships and Related Transactions."

OPTION/SAR GRANTS IN LAST FISCAL YEAR

No stock options were granted to the Named Executive Officer during 2004. We have never granted any stock appreciation rights.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
OPTION/SAR VALUES

No options were exercised by the Named Executive Officer during the fiscal year ended December 31, 2004. There were no unexercised "in-the-money" options held by the Named Executive Officer as of December 31, 2004.

COMPENSATION OF DIRECTORS

Non-employee Directors each received 4,500 shares of our common stock and options to purchase 4,500 shares of common stock in 2004 under our 2001 Outside
Directors Stock Plan. We reimburse directors for their expenses of attending meetings of the Board of Directors.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

On July 24, 2003, we entered into an employment agreement effective January 1,
2003 with Bruce Bendell, pursuant to which he serves as our President, Chief
Executive Officer and Acting Chief Financial Officer. The agreement extended automatically for an additional one-year period at the end of the initial term,
June 30, 2004, and extends

for an additional one-year period on each anniversary thereafter, unless 90-day prior notice of termination is provided by either Mr. Bendell or us. The agreement provides for an annual base salary of $500,000 and a quarterly bonus equal to 10% of the net income of our automotive operations after all expenses, including any other bonuses paid or accrued. In the event that Mr. Bendell's employment is terminated prior to June 30, 2004, he will continue to receive his base salary and a guaranteed annual bonus of $250,000 per year until that date.

In March 2004, we agreed in principal with Harold Bendell that, effective
January 1, 2004, he would serve as a manager of operations of Major Auto. The agreement extends automatically for an additional one-year period at the end of the initial term and on each anniversary thereafter, unless 90-day prior notice of termination is provided by either Mr. Bendell or us. The agreement provides for an annual base salary of $500,000. Additionally, in March 2004, we agreed in principal to a consulting agreement with HB Automotive, Inc. ("HB Automotive"), a company owned by Harold Bendell, that, effective January 1, 2004, HB
Automotive provide dealership management consulting services to us and for us to compensate HB Automotive. The agreement provides for a $200 fee for each used vehicle sold at our Chevrolet dealership and to a participation in the pre-tax profits of Major Auto. Had the per-vehicle fee provision been in effect on
January 1, 2003, HB Automotive would have earned an additional $2 million in
2003. In 2004, we accrued $2,484,000 as due to HB Automotive pursuant to this agreement. We believe that definitive agreements memorializing such terms will be executed by both parties.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of our Board of Directors consists of Messrs.
Edelstein, Hornstock and Pearson, none of whom has been an officer or employee at any time since our inception. Our executive officer does not serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee. Prior to the formation of the Compensation Committee, the Board of Directors as a whole made decisions relating to the compensation of our executive officers.

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

Base Salary. The salary for our executive officer for 2004 was generally determined by the Board of Directors by taking into account the individual's experience and performance and our specific needs. For 2005, the

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
We believe that bonuses properly motivate the officers to perform to the greatest extent of their abilities to generate the highest attainable profits for us. In 2004, a bonus of $386,455 was accrued for Bruce Bendell.

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

Compensation of Chief Executive Officer. Bruce Bendell was paid a base salary of
$500,000 for the year ended December 31, 2004. See "Employment Contracts,
Termination of Employment and Change-In-Control Arrangements."

Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the
Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to publicly held companies for compensation exceeding $1 million paid to certain of our executive officers. The limitation applies only to compensation that is not considered to be performance-based. The non-performance based compensation paid to our executive officers in 2004 did not exceed the $1 million limit per officer and the Compensation Committee does not anticipate that the non-performance based compensation to be paid to our executive officers in 2005, if any, will exceed that limit. Our stock option plans are structured so that any compensation deemed paid to an executive officer in connection with the exercise of option grants made under that plan will qualify as performance-based compensation which will not be subject to the $1 million limitation. The
Compensation Committee currently intends to limit the dollar amount of all other compensation payable to our executive officers to no more than $1 million. The
Compensation Committee is aware of the limitations imposed by Section 162(m), and the exemptions available therefrom, and will address the issue of deductibility when and if circumstances warrant.

STOCK PRICE PERFORMANCE GRAPH

Our common stock commenced trading on the Nasdaq Small Cap Market on October 7,
1998 and on the Nasdaq National Market under the symbol "FDHG" on August 3,
1999. Our symbol was changed to "MAJR" on May 2, 2001. Subsequently, our common stock was transferred back to the Nasdaq SmallCap Market on January 2, 2003 and then transferred to the Over-the-Counter Bulletin Board.on November 10, 2004
with the symbol "MAJR.OB."

The stock price performance graph below compares the cumulative total stockholder return on our common stock with the Total Return Index for Nasdaq
Stock Market U.S. Companies and the Nasdaq Non-Financial Index for the period commencing on December 31, 1999 and ending December 31, 2004. The graph assumes that $100.00 was invested in the common stock and in each index on December 31,
1997. The total return for the common stock and the indices used assumes the reinvestment of dividends, even though dividends have not been declared on the common stock. The information contained in the graph does not reflect present performance of our stock.

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

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
                   AMONG THE MAJOR AUTOMOTIVE COMPANIES, INC.,
                      THE NASDAQ STOCK MARKET (U.S.) INDEX
                       AND THE NASDAQ NON-FINANCIAL INDEX

                               [GRAPHIC OMITTED]

* $100 invested on 12/31/99 in stock or index - including reinvestment of dividends. Fiscal year ending Decmeber 31.

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

The 2001 Plan is intended to attract and retain the best available personnel for service as our outside directors, to provide additional incentive to our outside directors to serve as Directors and to encourage their continued service on the
Board of Directors. The 2001 Plan provides for automatic and nondiscretionary grants of options and share grants to outside directors. Specifically, on each date of our annual stockholders' meetings, each outside director who served as a member of the Board of Directors shall be automatically granted an option to purchase 4,500 shares of our common stock. The term of the option is for ten
(10) years. The option is exercisable only while the outside director remains on the Board. Additionally, on April 30 and on each anniversary thereafter, each outside director who served as a member of the Board of Directors shall be automatically granted 4,500 shares of our common stock. The shares issued pursuant to a share grant vest fully and immediately upon issuance. The 2001
Plan provides for the granting or issuance of 250,000 shares of our authorized but unissued common stock.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth information as of December 31, 2004 with respect to compensation plans under which our equity securities are authorized for issuance.



-------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Number of securities
                                                                                                   remaining available for
          Plan Category      Number of securities to be                                         future issuance under equity
                              issued upon exercise of         Weighted-average exercise              compensation plans
                               outstanding options,         price of outstanding options,           (excluding securities
                                warrants and rights              warrants and rights              reflected in column (a))
-------------------------------------------------------------------------------------------------------------------------------
                                       (a)                              (b)                                 (c)
--------------------------------------------------------------------------------------------------------------------------------

Equity compensation
plans approved by
security holders                   280,888 (1)                       $3.38                            1,069,112 (2)
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by                   -                              -                                    -
security holders
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Total                                280,888                         $3.38                              1,069,112
--------------------------------------------------------------------------------------------------------------------------------


(1) Includes 213,388 options issued and outstanding under the 1999 Plan with an average exercise price of $4.24 per share, and 67,500 options issued and outstanding under the 2001 Outside Director Plan with an average exercise price of $0.68 per share.

(2) Includes 886,612 shares available for issuance under the 1999 Plan and
182,500 shares available for issuance under the 2001 Plan.

As of April 12, 2005, 1,100,000 options were authorized under the 1999 Plan and options to purchase 213,388 shares were outstanding and 886,612 options were available for future grants. As of April 12, 2005, 250,000 options were authorized under the 2001 Plan, 67,500 options to purchase shares had been granted and 182,500 options were available for future grants.

Security Ownership Of Certain Beneficial Owners And Management

The following tables sets forth information with respect to the beneficial ownership of each class of our securities as of June 30, 2005, respectively, by
(i) each of our directors, (ii) each of our executive officers, (iii) all of our directors and executive officers as a group and (iv) each person known to us to own more than 5% of any class of our securities:



      ---------------------------------------------------------------------------------------------------
      NAME AND ADDRESS OF BENEFICIAL OWNER                      NUMBER OF SHARES          PERCENT OF
                                                                                          CLASS (1)
      ---------------------------------------------------------------------------------------------------

      Executive Officers and Directors:
      ---------------------------------------------------------------------------------------------------
      Bruce Bendell.......................................         4,459,235 (2)              48.35%
      ---------------------------------------------------------------------------------------------------
      David Edelstein.....................................            64,580 (3)(4)            *
      ---------------------------------------------------------------------------------------------------
      Steven Hornstock ...................................            27,090 (5)               *
      ---------------------------------------------------------------------------------------------------
      Alan Pearson........................................             9,000 (6)               *
      ---------------------------------------------------------------------------------------------------
      Jeffrey Weiner......................................           128,090 (7)              1.37%
      ---------------------------------------------------------------------------------------------------
      All directors and executive officers as a group.....         4,687,995 (8)(9)          49.45%
      ---------------------------------------------------------------------------------------------------

      ---------------------------------------------------------------------------------------------------
      Other 5% Stockholders:
      ---------------------------------------------------------------------------------------------------
      None
      ---------------------------------------------------------------------------------------------------


*    Represents less than 1% of the outstanding shares of common stock.

(1)  Based on 9,222,228 shares of common stock outstanding on June 30, 2005.

(2)  Includes: (i) 5 shares of common stock owned by Mr. Bendell's wife and the following shares of common stock which Mr. Bendell has the right to acquire within 60 days: 22,500 shares of common stock which Mr. Bendell has the right to acquire upon the exercise of warrants; and (ii) options for 80,000 shares of common stock which are immediately exercisable.

(3)  Includes options for 43,700 shares of common stock, which are immediately exercisable.

(4)  Includes 1,980 shares of common stock owned by Mr. Edelstein's children.

(5)  Includes 90 shares of common stock owned by Mr. Hornstock's wife and options for 13,500 shares of common stock, which are immediately exercisable.

(6)  Includes options for 4,500 shares of common stock, which are immediately exercisable.

(7)  Includes options for 93,700 shares of common stock, which are immediately exercisable and 900 shares of common stock owned by Mr. Weiner's wife.

(8)  Includes (i) 2,975 shares of common stock owned by immediate family members of directors and executive officers as a group, (ii) 22,500 shares of common stock that the directors and executive officers as a group have the right to acquire within 60 days and (iii) options for 248,900 shares of common stock which are immediately exercisable.

(9)  The address for each executive officer and director is c/o The Major
     Automotive Companies, Inc., 43-40 Northern Boulevard, Long Island City, NY
     11101.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have retained the accounting firm of Marcum & Kliegman LLP to provide certain accounting and tax services for our subsidiary, Major Fleet, and us. In 2004, we were billed approximately $87,500 by Marcum & Kliegman LLP for its services. Mr.
Weiner, one of our directors, is the Managing Partner of Marcum & Kliegman LLP.

The Bendells have interests in several non-affiliated auto dealerships, including Five Towns Nissan, Bronx Automotive Group, HB Automotive, Mitsubishi
of Hempstead and Major of Pennsylvania, for which we purchase cars and provide other services, and from which we buy vehicles. We charge a fee to offset any expenses incurred in providing our services. The volume of such transactions is immaterial to our operations, with such related-party sales aggregating approximately $6.0 million and such related-party purchases aggregating approximately $7.0million in 2004. At December 31, 2004, these affiliated dealerships were indebted to us in an aggregate amount of approximately $1.7 million.

On December 11, 2000, we issued to M&K Equities, Ltd., a New York corporation
("M&K"), which is an affiliate of Jeffrey Weiner, a member of our Board of
Directors, a senior subordinated secured promissory note in the principal amount of $2,000,000 in consideration for a $2,000,000 loan from M&K. The note was initially due on December 11, 2002 (the "Maturity Date") at a rate per annum of ten percent (10%). The Maturity Date of the note has been extended until January
2, 2006. The total amount outstanding at December 31, 2004 was $1,270,000.
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
2001.

We purchase from and sell vehicles to Nawi Leasing, Inc., a company of which
Steven Nawi is President. Mr. Nawi was a member of our Board of Directors until
July 2004. During the year 2004, there were no sales to Nawi Leasing, Inc. and purchases from Nawi Leasing, Inc. and its affiliates represented approximately
$218,000.

In connection with the acquisition of our Nissan dealership in Hempstead, New
York, we obtained an option to acquire that dealership's land and building from the landlord who held the lease on that property. We exercised our option, but were unable to obtain the financing necessary to effect the purchase. Since the lease expiration was concurrent with the required property acquisition date and we were unsuccessful in obtaining an extension of the lease term, it became imperative to the Nissan dealership's operations to maintain its presence at that location. In order to ensure continuity of the dealership's operations, in a transaction approved by our Board of Directors, the Bendells agreed to personally acquire the property through a company they formed and lease it back to us. The result of this transaction was to eliminate the capitalized lease of approximately $3.6 million and the related liability of $3.0 million that we had recorded in connection with this property. The difference of $637,000, the book value of the purchase option, was recorded as a long-term related party receivable, which is included in other non-current assets. We entered into a lease with the new landlord for five years with a five-year renewal option for approximately the same monthly rental we were previously paying. The receivable will be repaid, ratably, through monthly payments over the remaining term of the lease, including extensions to the initial term, together with related interest at a market rate. Bruce Bendell has guaranteed payment in the event the lease is prematurely terminated. Based on the report of an independent appraiser, the purchase option was recorded at its fair value and the monthly rent is at a market rate.

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
As such, we accrued an additional $290,000 in the third quarter of 2003. In
March 2004, our Board of Directors concluded that the $450,000, as accrued, was the appropriate value of the Credit Enhancement. At December 31, 2004, we have accrued, but not paid, an aggregate of $1,355,735, due to Bruce Bendell for bonuses and credit enhancement, which amount is included in accrued expenses.
Included in the amount, is a credit enhancement of $900,000, of which $450,000 was accrued in 2004. The Company's Board of Directors approved this amount. In addition, we have a receivable from Bruce Bendell of $1,395,358, based on advances made to him prior to 2002, recorded as due from related parties on our balance sheets.

In March 2004, we agreed in principal with Harold Bendell that, effective
January 1, 2004, he would serve as a manager of operations of Major Auto. The agreement extends automatically for an additional one-year period at the end of the initial term and on each anniversary thereafter, unless either Mr. Bendell or we provide 90-day prior notice of termination. The agreement provides for an annual base salary of $500,000. Additionally, in March 2004, we agreed in principal to a consulting agreement with HB Automotive, Inc. ("HB Automotive"), a company owned by Harold Bendell, that, effective January 1, 2004, HB
Automotive provide dealership management consulting services to us. The agreement provides for a $200 fee for each used vehicle sold at our Chevrolet dealership and to a participation in the pre-tax profits of Major Auto. In 2004, we accrued $2,484,000 as due to HB Automotive pursuant to this agreement.

Harold Bendell has acquired the right to an off premises storage facility that was previously leased by us, on a month-to-month basis, from an independent third party. Accordingly, we are leasing such space from Mr. Bendell for $15,000 per month, approximately the same monthly rental we were paying to the prior landlord.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. All of the fees billed by our principal accountant, BDO Seidman,
LLP, in 2004 and 2003 were audit fees incurred in connection with our annual audit and reporting on Forms 10-K and for reviews in connection with our quarterly reporting on Forms 10-Q. The aggregate fees billed for such services were approximately $444,000 and $452,000 in 2004 and 2003, respectively.

Audit-Related Fees. There were no other audit-related services performed or fees billed by our principal accountant, BDO Seidman, LLP, in 2004 and 2003.

Tax Fees. There were no tax services performed or fees billed by our principal accountant, BDO Seidman, LLP, in 2004 and 2003.

All Other Fees. There were no other services performed or fees billed by our principal accountant, BDO Seidman, LLP, in 2004 and 2003.

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

ITEM. 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)      Exhibits

         EXHIBIT NUMBER     DESCRIPTION                                     PAGE

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

                                       64

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
                            Companies, Inc. and Bruce Bendell.              -

         10.95 (21)         Extension to Management Agreement by and
                            between Major Fleet & Leasing Corp. and
                            Bruce Bendell and Harold Bendell dated
                            March 25, 2004.                                 -

         10.96 (21)         Extension to Management Agreement by and
                            between The Major Automotive Companies,
                            Inc. and Bruce Bendell and Harold Bendell
                            dated March 25, 2004.                           -

         10.97 (21)         Second Amended Senior Secured Promissory
                            Note due December 11, 2002 effective as
                            of January 3, 2004.                             -

         10.98 (21)         Second Amended Security and Pledge
                            Agreement dated December 11, 2000 between
                            The Major Automotive Companies, Inc. and
                            M&K Equities, Ltd.                              -

         14.1(21)           Code of Ethics and Conduct                      -

         16.1 (5)           Letter from Peter C. Cosmas Co., CPAs,
                            dated February 9, 1999.                        N/A

         21.1               List of Subsidiaries of the Company.            -

         31.1               Certification of Chief Executive Officer
                            and Acting Chief Financial Officer
                            pursuant to Section 302 of the
                            Sarbanes-Oxley Act of 2002.                    -

         32.1               Certification of Chief Executive Officer
                            and Acting Chief Financial Officer
                            pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002.                    -

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
                            (File No. 0-29182).

         (20)               Previously filed with the Commission as
                            Exhibits to, and incorporated herein by
                            reference from, the Company's current
                            report on Form 8-K dated July 28, 2003
                            (File No. 0-29182).

         (21)               Previously filed with the Commission as
                            Exhibits to, and incorporated herein by
                            reference from, the Company's annual
                            report on Form 10-K dated April 14, 2004
                            (File No. 0-29182).

(b) Financial Statements and Financial Statement Schedules.

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

                                            The Major Automotive Companies, Inc.

Dated: July 25, 2005                        /s/ Bruce Bendell
                                            ------------------------------------
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

    SIGNATURE                        TITLE                              DATE
    ---------                        -----                              ----

/s/ Bruce Bendell           President, Chief Executive             July 25, 2005
-----------------           Officer, Acting Chief Financial
Bruce Bendell               Officer and Director

/s/ David Edelstein         Director                               July 25, 2005
-------------------
David Edelstein

/s/ Steven Hornstock        Director                               July 25, 2005
--------------------
Steven Hornstock

/s/Alan Pearson             Director                               July 25, 2005
---------------
Alan Pearson

/s/ Jeffrey Weiner          Director                               July 25, 2005
------------------
Jeffrey Weiner

                                       70

                              THE MAJOR AUTOMOTIVE
                                 COMPANIES, INC.

                                               CONSOLIDATED FINANCIAL STATEMENTS
                                    YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                              THE MAJOR AUTOMOTIVE
                                 COMPANIES, INC.

                                               CONSOLIDATED FINANCIAL STATEMENTS
                                    YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                                                        CONTENTS
--------------------------------------------------------------------------------

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM               F-3

     CONSOLIDATED FINANCIAL STATEMENTS:
        Balance sheets as of December 31, 2004 and 2003                    F-4
        Statements of operations for the years ended
          December 31, 2004, 2003 and 2002                                 F-5
        Statements of stockholders' equity for the years
          ended December 31, 2004, 2003 and 2002                     F-6 - F-8
        Statements of cash flows for the years ended
          December 31, 2004, 2003 and 2002                          F-9 - F-10
        Notes to consolidated financial statements                 F-11 - F-60

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
The Major Automotive Companies, Inc.
Long Island City, New York

We have audited the consolidated balance sheets of The Major Automotive
Companies, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also included assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Major Automotive
Companies, Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

                                                  /s/ BDO Seidman, LLP

New York, New York
May 17, 2005

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                                     CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------



December 31,                                                                            2004                   2003
---------------------------------------------------------------------------------------------------------------------

ASSETS
CURRENT:
   Cash and cash equivalents                                                   $   3,723,500          $   1,003,137
   Short-term investment                                                             433,145                430,325
   Net investment in direct financing leases, current                                181,079                213,311
   Accounts receivable, net of allowance for doubtful accounts of
      $492,000 in 2004 and 2003                                                   11,849,314             10,066,439
   Inventories, net of reserves                                                   53,719,844             50,257,955
   Due from related parties                                                        1,216,925              1,974,008
   Other current assets                                                              224,416                277,942
---------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                        71,348,223             64,223,117
NET INVESTMENT IN DIRECT FINANCING LEASES, NET OF CURRENT PORTION                    285,495                 62,773
PROPERTY AND EQUIPMENT, NET                                                        5,028,024              4,899,059
DEFERRED INCOME TAXES                                                              1,459,535              1,576,000
GOODWILL                                                                           5,260,000             13,589,000
DUE FROM RELATED PARTIES                                                             493,745                541,741
DUE FROM OFFICER                                                                   1,395,358              1,395,358
NOTES RECEIVABLE AND OTHER ASSETS                                                    744,087              1,325,891
---------------------------------------------------------------------------------------------------------------------
                                                                                 $86,014,467            $87,612,939
---------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable - floor plan                                                    $51,380,310            $49,599,366
   Accounts payable                                                                8,565,886              7,761,992
   Accrued expenses                                                                4,010,148              3,640,745
   Accrued expenses - related parties                                              4,008,172              1,314,470
   Current maturities of long-term debt                                              895,409                701,741
   Customer deposits and other current liabilities                                   548,749                567,846
---------------------------------------------------------------------------------------------------------------------
        TOTAL CURRENT LIABILITIES                                                 69,408,674             63,586,160
LONG-TERM DEBT, LESS CURRENT MATURITIES                                            6,910,269              7,156,125
---------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                                         76,318,943             70,742,285
---------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value - 2,000,000 shares authorized; 0
      shares issued and outstanding in 2004 and 2003                                       -                      -
   Common stock, $.01 par value - 50,000,000 shares authorized;
      9,720,047 and 9,702,047 shares issued and 9,204,228and
      9,474,856 shares outstanding in 2004 and 2003, respectively                     97,200                 97,020
   Additional paid-in capital                                                     40,189,749             40,175,709
   Deficit                                                                       (28,276,273)           (21,438,311)
   Treasury stock, at cost; 515,819 and 227,191 shares in 2004
      and 2003,  respectively                                                     (2,315,152)            (1,963,764)
---------------------------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                                                 9,695,524             16,870,654
---------------------------------------------------------------------------------------------------------------------
                                                                                 $86,014,467            $87,612,939
---------------------------------------------------------------------------------------------------------------------


                    See accompanying notes to consolidated financial statements.

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------



Years ended December 31,                                                 2004               2003                2002
---------------------------------------------------------------------------------------------------------------------

REVENUES:
   Sales                                                         $396,981,562       $380,298,852        $397,947,494
   Cost of sales                                                  332,455,524        319,655,160         333,809,386
---------------------------------------------------------------------------------------------------------------------
        GROSS PROFIT                                               64,526,038         60,643,692          64,138,108
OPERATING EXPENSES                                                (62,280,951)       (60,912,306)        (63,071,054)
GOODWILL IMPAIRMENT                                                (8,116,000)                 -           -
INTEREST EXPENSE, NET OF INTEREST INCOME                             (737,774)          (779,732)           (961,826)
---------------------------------------------------------------------------------------------------------------------
        INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)
           AND LOSS FROM DISCONTINUED OPERATIONS                   (6,608,687)        (1,048,346)            105,228
INCOME TAX EXPENSE                                                    229,275             81,918             190,000
---------------------------------------------------------------------------------------------------------------------
              LOSS FROM CONTINUING OPERATIONS                      (6,837,962)        (1,130,264)            (84,772)
LOSS FROM DISCONTINUED OPERATIONS (NET OF INCOME TAX
   BENEFIT)                                                                 -                  -            (206,000)
---------------------------------------------------------------------------------------------------------------------
NET LOSS                                                         $ (6,837,962)      $ (1,130,264)     $     (290,772)
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Loss per common share - continuing operations:
      Basic and diluted                                                $(0.72)            $(0.12)             $(0.01)
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Loss per common share - discontinued operations:
      Basic and diluted                                                $    -              $   -              $(0.02)
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Net loss per common share:
      Basic and diluted                                                $(0.72)            $(0.12)             $(0.03)
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Average number of shares used in computation:
      Basic and diluted                                             9,486,905          9,436,969           8,947,332
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------


                    See accompanying notes to consolidated financial statements.

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------



                                                     Preferred stock              Common stock                Treasury stock
                                                 -----------------------     -----------------------      -----------------------
                                                   Shares         Amount       Shares        Amount          Shares      Amount
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 1, 2002                            100,000    $   1,000      7,994,338    $   79,943        227,191   $(1,963,764)
Net loss                                               --           --             --            --             --            --
Issuance of common stock for:
    Settlement of litigation                           --           --          225,000         2,250           --            --
    Stock compensation, net of deferred amounts        --           --           16,200           162           --            --
Cancellation of shares                                 --           --           (4,500)          (45)          --            --
Conversion of preferred stock                      (100,000)      (1,000)     1,333,333        13,333           --            --
Amortization of deferred income                        --           --             --            --             --            --
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002 (CARRIED FORWARD)           --           --        9,564,371        95,643        227,191    (1,963,764)
------------------------------------------------------------------------------------------------------------------------------------

                                                                             Retained          Unearned            Total
                                                         Additional          earnings         stock-based      stockholders'
                                                       paid-in capital      (deficit)        compensation          equity
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 1, 2002                                  $39,964,363       $(20,017,275)        $(115,946)      $17,948,321
Net loss                                                            -           (290,772)                -          (290,772)
Issuance of common stock for:
    Settlement of litigation                                  159,750                  -                 -           162,000
    Stock compensation, net of deferred amounts                11,940                  -                 -            12,102
Cancellation of shares                                             45                  -                 -                 -
Conversion of preferred stock                                 (12,333)                 -                 -                 -
Amortization of deferred income                                     -                  -           115,946           115,946
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002 (CARRIED FORWARD)               40,123,765        (20,308,047)                -        17,947,597
-----------------------------------------------------------------------------------------------------------------------------------


                    See accompanying notes to consolidated financial statements.

                         THE MAJOR AUTOMOTIVE COMPANIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------



                                                      Preferred stock           Common stock                Treasury stock
                                                   ----------------------  ----------------------      -------------------------
                                                     Shares      Amount     Shares        Amount        Shares        Amount
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 1, 2003 (BROUGHT FORWARD)              --     $   --       9,564,371   $    95,643     227,191   $ (1,963,764)
Net loss
Issuance of common stock for:
    Settlements of litigation                           --         --         119,676         1,197        --             --
    Stock compensation, net of deferred amounts         --         --          18,000           180        --             --
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003 (CARRIED FORWARD)            --         --       9,702,047   $    97,020     227,191   $ (1,963,764)
--------------------------------------------------------------------------------------------------------------------------------

                                                                             Retained          Unearned             Total
                                                         Additional          earnings        stock-based        stockholders'
                                                       paid-in capital      (deficit)        compensation          equity
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 1, 2003 (BROUGHT FORWARD)               $40,123,765       $(20,308,047)        $       -       $17,947,597
Net loss                                                                     (1,130,264)                         (1,130,264)
Issuance of common stock for:
    Settlements of litigation                                 38,803                  -                 -            40,000
    Stock compensation, net of deferred amounts               13,141                  -                 -            13,321
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003 (CARRIED FORWARD)             $40,175,709       $(21,438,311)           $    -       $16,870,654
--------------------------------------------------------------------------------------------------------------------------------


                    See accompanying notes to consolidated financial statements.

                         THE MAJOR AUTOMOTIVE COMPANIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------



                                                        Preferred stock         Common stock               Treasury stock
                                                      -------------------    -------------------        ---------------------
                                                       Shares     Amount      Shares      Amount         Shares       Amount
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 1, 2004 (BROUGHT FORWARD)                --     $    --     9,702,047   $   97,020      227,191   $    (1,963,764)
Net loss                                                  --          --          --           --           --                --
Issuance of common stock for:
    Stock compensation, net of deferred amounts           --          --        18,000          180         --                --
Treasury stock acquired in litigation settlements         --          --          --           --        288,628          (351,388)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2004                                --          --     9,720,047   $   97,200      515,819   $    (2,315,152)
------------------------------------------------------------------------------------------------------------------------------------

                                                                            Retained          Unearned             Total
                                                        Additional          earnings        stock-based        stockholders'
                                                       paid-in capital      (deficit)        compensation          equity
------------------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 1, 2004 (BROUGHT FORWARD)               $40,175,709       $(21,438,311)        $       -       $16,870,654
Net loss                                                           -         (6,837,962)                -        (6,837,962)
Issuance of common stock for:
    Stock compensation, net of deferred amounts               14,040                  -                 -            14,220
Treasury stock acquired in litigation settlements                  -                  -                 -          (351,388)
------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2004                               $40,189,749       $(28,276,273)           $    -        $9,695,524
------------------------------------------------------------------------------------------------------------------------------


                    See accompanying notes to consolidated financial statements.

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------



Years ended December 31,                                                     2004              2003             2002
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                        $   (6,837,962)  $    (1,130,264)   $    (290,772)
   Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
        Amortization of intangible assets                                       -                 -          395,000
        Depreciation and amortization                                     424,773           362,405          397,947
        Increase of deferred income taxes                                 116,465                 -                -
        Stock-based compensation                                                -                 -          115,946
        Discontinued operations, net of tax                                     -                 -          206,000
        Stock issuance for services and other                              14,220            53,321          162,000
        Additions to (reductions of) allowance for doubtful
        accounts                                                                -           250,000          235,000
        Goodwill written off on franchise termination                     213,000                 -                -
        Impairment of goodwill                                          8,116,000                 -                -
        (Increase) decrease in assets:
           Net investment in direct financing leases                     (190,490)          122,408          (72,317)
           Accounts receivable, net                                    (1,696,621)        3,536,865          329,902
           Inventories                                                 (3,461,889)       (3,736,982)     (13,847,072)
           Due from related parties                                       805,079                 -                -
           Other assets                                                   522,919          (372,748)       1,120,535
        Increase (decrease) in liabilities:
           Accounts payable                                               803,894         1,034,414       (2,590,832)
           Accrued expenses                                                37,514        (2,264,844)         787,427
           Accrued expenses - related parties                           2,693,702           228,732          253,137
           Notes payable - floorplan                                    1,780,944         3,374,659       12,260,804
           Customer deposits and other liabilities                        (19,097)         (411,135)         208,310
---------------------------------------------------------------------------------------------------------------------
              NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       3,321,951         1,046,831         (378,985)
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                   (600,356)         (398,358)         (49,760)
   Proceeds from certificate of deposit                                    (2,820)            4,395                -
   Proceeds from sale of leased equipment                                  53,776            73,481                -
---------------------------------------------------------------------------------------------------------------------
                NET CASH USED IN INVESTING ACTIVITIES                    (549,400)         (320,482)         (49,760)
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt                                            (302,188)         (519,286)      (2,888,656)
   Additions to long-term debt                                            250,000
   Payments from officers                                                       -                 -          200,191
   Capital lease reduction                                                      -                 -         (111,643)
---------------------------------------------------------------------------------------------------------------------
              NET CASH USED IN FINANCING ACTIVITIES                       (52,188)         (519,286)      (2,800,108)
---------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    2,720,363           207,063       (3,228,853)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            1,003,137           796,074        4,024,927
---------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                              $   3,723,500     $   1,003,137      $   796,074
---------------------------------------------------------------------------------------------------------------------


                    See accompanying notes to consolidated financial statements.

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------



Years ended December 31,                                              2004               2003                2002
---------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest                                               $   2,447,233      $   2,643,773       $   2,011,288
      Income taxes                                                  77,000            123,967              52,000
   Noncash financing activities:
      Common stock issued as stock compensation                     14,220             13,321              12,002
      Acquisition of treasury stock in settlement of
        litigation                                                 351,388                  -                   -
      Common stock issued for settlement of litigation                   -             40,000             162,000
      Capital lease obligations                                          -                  -          (3,000,000)
---------------------------------------------------------------------------------------------------------------------


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
--------------------------------------------------------------------------------

1.  NATURE OF BUSINESS       (a)   Nature of Business
    AND SUMMARY OF
    SIGNIFICANT                    The Major Automotive Companies, Inc. (the
    ACCOUNTING POLICIES            "Company") was incorporated under the
                                   laws of the State of Nevada on November 7,
                                   1995. The Company's business is the operation
                                   and consolidation of retail automotive
                                   dealerships. The Company sells new and used
                                   vehicles through six retail automobile
                                   franchises in five showrooms in three
                                   locations. The Company's leasing operations
                                   consist of providing leases and other
                                   financing.

                             (b)   Principles of Consolidation

                                   The accompanying consolidated financial
                                   statements include the accounts of The Major
                                   Automotive Companies, Inc. and its
                                   wholly-owned subsidiaries, each of which is
                                   engaged in the sales and leasing of new and
                                   used vehicles. All significant intercompany
                                   accounts, transactions and profits have been
                                   eliminated.

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

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                   There is no effect given to dilution for the
                                   years ended December 31, 2004, 2003 and 2002,
                                   because potential common shares of 9,517,
                                   411,413 and 385,163, respectively, related to
                                   the Company's outstanding stock options and
                                   warrants were excluded from the computation
                                   of diluted net loss per shares because their
                                   effect on net loss per share is
                                   anti-dilutive.

                             (d)   Cash Equivalents and Short-term Investment

                                   Cash equivalents consist of highly liquid
                                   investments, principally money market
                                   accounts with a maturity of three months or
                                   less at the time of purchase. Cash
                                   equivalents are stated at cost, which
                                   approximates market value. At December 31,
                                   2004 and 2003, the Company had an investment
                                   in a certificate of deposit with a financial
                                   institution. The amount shown at the balance
                                   sheet date is at the fair value of the
                                   investment, which approximates its cost.

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                             (e)   Accounts Receivable

                                   Accounts receivable consist primarily of
                                   amounts due from fleet sales manufacturers
                                   for repair services performed on vehicles
                                   with a remaining factory warranty, third
                                   parties from the sale of parts and contracts
                                   in transit. Contracts in transit represent
                                   customer finance contracts evidencing loan
                                   agreements or lease agreements between the
                                   Company, as creditor, and the customer, as
                                   borrower, to acquire or lease a vehicle in
                                   situations where a third-party finance source
                                   has given the Company initial, non-binding
                                   approval to assume the Company's position as
                                   creditor. Funding and final approval from the
                                   finance source is provided upon the finance
                                   source's review of the loan or lease
                                   agreement and related documentation executed
                                   by the customer at the dealership. These
                                   finance contracts are typically funded within
                                   ten days of the initial approval of the
                                   finance transaction given by the third-party
                                   finance source. The finance source is not
                                   contractually obligated to make the loan or
                                   lease to the customer until it gives its
                                   final approval and funds the transaction, and
                                   until such final approval is given, the
                                   contracts in transit represent amounts due
                                   from the customer to the Company. Contracts
                                   in transit are included in accounts
                                   receivable on the accompanying consolidated
                                   balance sheets and totaled $5.9 million and
                                   $6.7 million at December 31, 2004 and
                                   December 31, 2003 respectively. Management
                                   believes that there is minimal risk of
                                   uncollectibility on warranty receivables. The
                                   Company evaluates fleet sales, parts and
                                   other receivables for collectibility based on
                                   the age of the receivable, the credit history
                                   of the customer and past collection
                                   experience.

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                             (f)   Inventories

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

                             (g)   Property and Equipment

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

                             (h)   Revenue Recognition

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
--------------------------------------------------------------------------------

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

                             (i)   Other Comprehensive Income (Loss)

                                   The Company has noother comprehensive income
                                   or loss.

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

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                             (k)   Goodwill

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

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                   With the assistance of an independent
                                   appraisal firm, the Company completed the
                                   impairment tests required by SFAS No. 142 for
                                   the excess of costs over net assets acquired
                                   ("goodwill"). In order to evaluate goodwill
                                   for impairment, the Company compared the
                                   carrying value to the fair value of the
                                   underlying businesses. For this purpose, the
                                   Company has one reporting unit and one
                                   reporting segment. Based on the results of
                                   the tests, which included a projection of
                                   future operating results, based on the
                                   continuing trend of changes in our new and
                                   used vehicles sales mix, an impairment of
                                   goodwill was indicated as the recorded value
                                   of the goodwill was in excess of its fair
                                   value at December 31, 2004. In recording the
                                   amount of a goodwill write-down, SFAS No. 142
                                   requires an allocation of the estimated fair
                                   value to the Company's net assets. This
                                   allocation resulted in a significant increase
                                   in the value of certain of the Company's
                                   assets, including tradename, favorable leases
                                   and customer relationships, which, under the
                                   provisions of SFAS No. 142, may not be
                                   written up from their historical carrying
                                   values. Since the allocation process uses the
                                   value of those assets in arriving at the
                                   remaining amount of goodwill to be compared
                                   with the historical carrying value of the
                                   goodwill, the amount of the goodwill
                                   impairment is increased. As a result, the
                                   Company recorded an $8,116,000 non-cash
                                   charge for the impairment of goodwill to its
                                   estimated fair value during the fourth
                                   quarter of 2004. The goodwill impairment
                                   deductibility for tax purposes is
                                   approximately $2,500,000. The tax benefit of
                                   such deduction is approximately $1,100,000.
                                   However, the Company recorded a valuation
                                   allowance equal to the amount of this
                                   potential future benefit. The Company will
                                   continue to test goodwill for impairment
                                   annually, or more frequently if events or
                                   circumstances indicate possible impairment.
                                   As of December 31, 2004 and 2003, the
                                   carrying amount of goodwill was $5,260,000
                                   and $13,589,000, respectively.

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                             (l)   Long-lived Assets

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

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                             (o)   Stock-Based Compensation

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
                                   148 and No 123.

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
                                   In accordance with those provisions, because
                                   the exercise price of all options granted
                                   under those plans equaled the market value of
                                   the underlying stock at the grant date, no
                                   stock-based employee compensation cost is
                                   recorded. Using the Black-Scholes option
                                   pricing model for all options granted, the
                                   following table illustrates the effect on net
                                   loss and loss per share if the Company had
                                   applied the fair value recognition provisions
                                   of SFAS No 123, "Accounting for Stock-Based
                                   Compensation, to stock-based employee
                                   compensation:

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       Year ended December 31,            2004            2003           2002
       -------------------------------------------------------------------------
       Reported net loss           $ (6,837,962)    $(1,130,264)     $(290,772)
       Deduct:  Fair value
         compensation cost              (11,900)        (18,000)      (174,624)
       -------------------------------------------------------------------------
       Pro forma net loss          $ (6,849,862)    $(1,148,264)     $(465,396)
       -------------------------------------------------------------------------
       Basic and diluted net
         loss per share:
             Reported net loss          $ (.72)          $(.12)         $(.03)
             Pro forma net
               loss                       (.72)           (.12)          (.05)
       -------------------------------------------------------------------------

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                   The weighted average fair value of options
                                   granted or assumed was $.70, $.68 and $1.13
                                   per share in 2004, 2003 and 2002,
                                   respectively. The fair value of each option
                                   granted during 2004, 2003 and 2002 was
                                   estimated using the Black-Scholes
                                   option-pricing model with the following
                                   weighted average assumptions:

                                                2004        2003       2002
                 ---------------------------------------------------------------
                 Dividend yield                     0%         0%         0%
                 Risk free interest rate          4.5         4.0        4.0
                 Expected lives              10 years    10 years   10 years
                 Volatility                     91.1%        104%       104%
                 ---------------------------------------------------------------

                             (p)   Effect of Recently Issued Accounting
                                   Standards

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

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                   In November 2003, the EITF reached a
                                   consensus on EITF Issue No. 03-10,
                                   "Application of Issue No. 02-16 to Resellers
                                   to Sales Incentives Offered to Consumers by
                                   Manufacturers." EITF Issue 03-10 provides
                                   guidance on how to account for sales
                                   incentive arrangements provided by
                                   manufacturers directly to consumers and
                                   accepted by resellers. The provisions of EITF
                                   Issue 03-10 apply to fiscal years beginning
                                   after November 25, 2003. The adoption of EITF
                                   Issue 03-10 did not have a material impact on
                                   the Company's financial statements.

                                   In December 2004, the FASB issued SFAS No.
                                   153, "Exchanges of Nonmonetary Assets" (SFAS
                                   153) which amends Accounting Principles Board
                                   Opinion No. 29, "Accounting for Nonmonetary
                                   Transactions (APB 29). SFAS 153 amends APB 29
                                   to eliminate the fair-value exception for
                                   nonmonetary exchanges of similar productive
                                   assets and replace it with a general
                                   exception for nonmonetary exchanges that do
                                   not have commercial substance. It is
                                   effective for nonmonetary asset exchanges
                                   occurring in fiscal periods beginning after
                                   June 15, 2005. This statement is not
                                   anticipated to have a material impact on the
                                   Company's financial position or results of
                                   operations.

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                   In December 2004, the FASB issued SFAS No.
                                   123(R), "Share-Based Payment" (SFAS 123(R))
                                   which establishes accounting standards for
                                   all transactions in which an entity exchanges
                                   its equity instruments for goods and
                                   services. SFAS 123(R) revises SFAS No. 123,
                                   "Accounting for Stock-Based Compensation",
                                   supersedes Accounting Principles Board
                                   Opinion No. 25, "Accounting for Stock Issued
                                   to Employees" and amends Financial Accounting
                                   Standard No. 95, "Statement of Cash Flows".
                                   SFAS No. 123(R) generally requires companies
                                   to measure the cost of employee services
                                   received in exchange for an award of equity
                                   instruments based on the fair value of the
                                   award on the date of the grant. The standard
                                   requires the fair value on the grant date to
                                   be estimated using either an option-pricing
                                   model which is consistent with the terms of
                                   the award or a market observed price, if such
                                   a price exists. The resulting cost must be
                                   recognized over the period during which an
                                   employee is required to provide service in
                                   exchange for the award, which is usually the
                                   vesting period. SFAS 123(R) must be adopted
                                   no later than periods beginning after June
                                   15, 2005 and the Company expects to adopt
                                   SFAS 123(R) on the effective date. The
                                   Company expects that the adoption of SFAS
                                   123(R) will not have a material impact on its
                                   net income and earnings per share.

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                             (q)   Floor Plan Interest and Advertising

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
                                   operations.

                                   For the years ended December 31, 2004, 2003
                                   and 2002, aggregate floor plan assistance
                                   included in cost of sales was $1,800,257,
                                   $1,195,534, and $1,294,109, respectively.

                                   Advertising assistance received from
                                   manufacturers for the years ended December
                                   31, 2004, 2003 and 2002, included in cost of
                                   sales was $944,383, $723,111 and $714,216,
                                   respectively.

                                   Advertising costs, which are charged to
                                   expense as incurred, for the years ended
                                   December 31, 2004, 2003 and 2002, included in
                                   operating expense were $11,761,463,
                                   $15,768,832 and $14,453,062, respectively.

                             (r)   Reclassifications

                                   Certain reclassifications were made to the
                                   prior years to conform with the current
                                   year's presentation.

                             (s)   Segment Information

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

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.  NOTE RECEIVABLE          The Company held a note from one officer/
    OFFICER/                 stockholder in the amount of $1,395,358 at
    STOCKHOLDER              December 31, 2004 and 2003. The balance on this
                             note has remained unchanged since prior to 2002.
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
    LEASES



                             December 31,                                          2004                2003
                             --------------------------------------------------------------------------------

                             Total minimum lease payments to be               $ 473,252           $ 244,829
                               received
                             Estimated residual value of leased
                               property                                         103,251              71,750
                             Unearned income                                   (109,929)            (40,495)
                             --------------------------------------------------------------------------------
                                                                                466,574             276,084
                             Less:  Current portion                            (181,079)           (213,311)
                             --------------------------------------------------------------------------------
                             Net investment in direct financing
                               leases, net of current portion                 $ 285,495            $ 62,773
                             --------------------------------------------------------------------------------


                             Future minimum lease payments receivable at
                             December 31, 2004 are as follows:

                             Year ending December 31,                  Amount
                             ---------------------------------------------------
                             2005                                    $195,055
                             2006                                     158,526
                             2007                                     119,671
                             ---------------------------------------------------
                             Total                                   $473,252
                             ---------------------------------------------------

4.  INVENTORIES              Inventories consist of the following:



                             December 31,                             2004                2003
                             -------------------------------------------------------------------

                             New automobiles                   $16,187,727         $16,339,679
                             New trucks and vans                14,583,590          15,785,288
                             Used automobiles and trucks        21,547,355          16,618,207
                             Parts and accessories               1,348,715           1,473,761
                             Other                                  52,457              41,020
                             -------------------------------------------------------------------
                                                               $53,719,844         $50,257,955
                             -------------------------------------------------------------------


                             Aggregate reserves included in the inventories were
                             $647,000 and $720,000 for the years ended December
                             31, 2004 and 2003, respectively.

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.  PROPERTY AND             Property and equipment consists of the following:
    EQUIPMENT



                                                                                                    Estimated
                             December 31,                                  2004           2003    useful lives
                             -----------------------------------------------------------------------------------

                             Land                                   $ 2,400,000    $ 2,400,000              -
                             Building                                 1,000,000      1,000,000       20 years
                             Leasehold improvements                   1,646,585      1,505,485       15 years
                             Furniture and fixtures                   1,170,243      1,130,984      3-7 years
                             Equipment                                1,775,210      1,441,160      3-7 years
                             -----------------------------------------------------------------------------------
                                                                      7,992,045      7,477,629
                             Less:  Accumulated depreciation and
                                       amortization                  (2,964,021)    (2,578,570)
                             -----------------------------------------------------------------------------------
                                                                    $ 5,028,024    $ 4,899,059
                             -----------------------------------------------------------------------------------


                             Depreciation expense was $424,773, $362,405 and
                             $397,947 for the years ended December 31, 2004,
                             2003 and 2002, respectively.

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

                             The provision (benefit) for taxes on income,
                             including amounts relating to the loss from
                             discontinued operations of $(138,000) in 2002, is
                             as follows:



                             Year ended December 31,             2004          2003          2002
                             -----------------------------------------------------------------------

                             Federal:
                                Current                      $ 25,000       $     -       $     -
                                Deferred                      116,000             -             -
                             State:
                                Current                        88,000        82,000        52,000
                                Deferred                            -             -             -
                             -----------------------------------------------------------------------
                                     Total                   $229,000       $82,000       $52,000
                             -----------------------------------------------------------------------


                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                             The reconciliation between the amount computed by
                             applying the Federal statutory rate to loss from
                             continuing and discontinued operations before
                             income taxes and the actual income tax expense was
                             as follows:



                             Year ended December 31,                   2004         2003          2002
                             ---------------------------------------------------------------------------

                             Amount using the statutory         $(2,247,000)   $(356,000)     $(81,000)
                               Federal tax rate
                             State and local income taxes,
                               net of Federal tax benefit            58,000       54,000        34,000
                             Non-deductible write-off of
                               goodwill                           1,925,000
                             Change in valuation allowance
                               on deferred tax asset                954,000      410,000        96,000
                             Tax benefit of net operating
                               loss carryforward                   (434,000)           -             -

                             Other, net                              27,000      (26,000)        3,000
                             ---------------------------------------------------------------------------
                             Provision for taxes on income        $ 229,000     $ 82,000      $ 52,000
                             ---------------------------------------------------------------------------


                             The components of the net deferred tax assets were
                             as follows:



                                                                                   2004                2003
                             --------------------------------------------------------------------------------

                             Deferred assets:
                                Net operating loss carryforwards           $    492,000        $    910,000
                                Reserves and accruals not deductible
                                   until paid                                 1,786,000           1,791,000
                                Capital loss carryforward                       547,000             517,000
                                Goodwill                                      1,064,000            (244,000)
                                Other                                           254,000             331,000
                             Less:  Valuation allowance                      (2,683,000)         (1,729,000)
                             --------------------------------------------------------------------------------
                             Total deferred tax assets                      $ 1,460,000         $ 1,576,000
                             --------------------------------------------------------------------------------


                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                             At December 31, 2004, the Company had available net
                             operating loss carryforwards primarily related to
                             continuing operations of approximately $0.7
                             million, which begin to expire in the year 2020.
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

                             As of December 31, 2004 and 2003, there was no
                             outstanding balance on the Lines, which are
                             renewable annually at December 31st.

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
--------------------------------------------------------------------------------

                             In September 2001, Chrysler Financial Company, LLC
                             ("CFC"), one of the Company's primary floor plan
                             credit sources for approximately $30 million for
                             the financing of vehicle inventory, notified the
                             Company that CFC had re-evaluated its credit and
                             lending relationship with the Company and was
                             requiring the Company to seek a replacement lending
                             institution to refinance and replace all existing
                             CFC credit facilities. Consequently, in March 2002,
                             the Company entered into a floor plan financing
                             arrangement with General Motors Acceptance
                             Corporation ("GMAC") for GMAC to provide the floor
                             plan credit for the financing of the Company's
                             Chevrolet dealership's new and used vehicle
                             inventory. This is the flagship dealership of the
                             Company's operations and accounted for more than
                             40% of the Company's new vehicle revenues and more
                             than 80% of the Company's consolidated used vehicle
                             revenues in the year 2004. Additionally, in March
                             2002, the Company entered into a credit agreement
                             with HSBC Bank, USA ("HSBC") pursuant to which HSBC
                             is providing the floor plan credit for the
                             financing of the Company's Chrysler, Jeep, Dodge
                             and Kia dealerships' new and used vehicle
                             inventory. As a result of the GMAC and HSBC credit
                             facilities, the Company completed the replacement
                             of financing for all the dealerships that were
                             previously financed by CFC.

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

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                             Outstanding borrowings under floor plan financing
                             arrangements amounted to $51,380,310 and
                             $49,599,366 at December 31, 2004 and 2003,
                             respectively. The floor plan arrangements grant a
                             security interest in the vehicles financed as well
                             as the related sales proceeds. Interest rates on
                             the floor plan agreements are variable and increase
                             or decrease based on movement in LIBOR or prime
                             borrowing rates. Floor plan interest for the years
                             ended December 31, 2004, 2003 and 2002 was
                             $1,992,244, $2,187,296 and $1,695,960,
                             respectively. Interest rates in effect in the year
                             2004 ranged between 3.5% and 6.75%. At December 31,
                             2004, committed capacity of the facilities was
                             approximately $52 million.

8.  LONG-TERM DEBT           One lender has advanced funds to the Company's
                             leasing subsidiary in the form of notes payable to
                             finance leased vehicles. Interest on each note is
                             charged depending on the prime rate in effect at
                             the time the vehicle is leased and remains constant
                             over the term of the lease. Applicable rates at
                             December 31, 2004 ranged between 4.0% and 5.25%.
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
--------------------------------------------------------------------------------

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
                             Cohen's indebtedness to the Company aggregates
                             $1,048,067. The Company has accrued payments, which
                             began in August 2000. Based on the report of an
                             independent appraiser, the Company recorded a
                             deferred charge of $840,000 (included in other
                             assets) as the value of the noncompete and other
                             provisions of the Agreement, which relates to
                             continuing operations of the Company. This amount
                             has been fully amortized over twenty-four months
                             starting August 2000. The balance due at
                             December 31, 2004 was $29,167.

                             On December 11, 2000 the Company issued to M&K
                             Equities, Ltd. ("M&K"), an affiliate of a director
                             of the Company, a senior subordinated promissory
                             note in the principal amount of $2,000,000 in
                             exchange for a $2,000,000 loan from M&K. The terms
                             of the note required payment of the $2,000,000
                             principal on December 11, 2002. The date of such
                             repayment has been extended to January 2, 2006. In
                             2003 and 2002 the Company made principal payments
                             of $600,000 and $130,000, respectively, towards
                             this note, leaving a balance at December 31, 2004
                             of $1,270,000. The note requires monthly interest
                             payments at a rate of 10% per annum. In order to
                             induce M&K to make the loan, the Company granted to
                             M&K a lien on, and a security interest in, all of
                             its non-technology assets, subject to prior senior
                             liens. The director also received options under the
                             1999 Employee Stock Option Plan to purchase 50,000
                             shares of the Company's common stock at an exercise
                             price of $2.35 per share. The fair value ascribed
                             to the options was approximately $95,000 based on
                             the Black-Scholes option-pricing model; such amount
                             was recorded as a deferred charge and as additional
                             paid-in capital of stockholders' equity. The amount
                             of the deferred charge has been amortized over the
                             initial term of the note.

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                             In March 2005, in connection with the settlement in
                             of a lawsuit entitled Fidelity Holdings, Inc., IG2,
                             Inc. and 786710 Ontario, Ltd. v. Michael Marom and
                             M.M. Telecom, Corp., the Company incurred a
                             liability aggregating $250,000, which is due with
                             an initial payment of $50,000 on April 1, 2005 and
                             twenty-four monthly payments of $8,333, beginning
                             May 1, 2005. (See Note 12.)

                             Long-term debt consists of the following:



                             December 31,                                      2004             2003
                             -------------------------------------------------------------------------

                             Leasing notes payable                      $   713,306      $   570,436
                             Falcon loan payable                          5,543,205        5,934,097
                             Note payable to former president                29,167           83,333
                             M&K Equities note payable                    1,270,000        1,270,000
                             Marom litigation settlement payable            250,000                -
                             -------------------------------------------------------------------------
                                                                          7,805,678        7,857,866
                             Less:  Current portion                         895,409          701,741
                             -------------------------------------------------------------------------
                                                                         $6,910,269       $7,156,125
                             -------------------------------------------------------------------------


                             Maturities are as follows:

                             December 31,
                             ---------------------------------------------------
                             2005                                     $895,409
                             2006                                    2,245,075
                             2007                                      563,158
                             2008                                      586,350
                             2009                                      648,905
                             2010                                      718,135
                             Thereafter                              2,148,646
                             ---------------------------------------------------
                                                                    $7,805,678
                             ---------------------------------------------------

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

10. FRANCHISE                In February 2004, the Company sold its Subaru
    TERMINATIONS             franchise and certain Subaru parts to an unrelated
                             third party for a cash purchase price of $450,000.
                             Additionally, the purchaser received the Company's
                             inventory of new 2004 Subaru vehicles and assumed
                             the related floor liability. All proceeds from this
                             transaction were put in escrow pending receipt of
                             certain approvals from third parties. In the second
                             quarter of 2004, the Company closed the sale and
                             recorded a gain of $237,000, included in operating
                             expense, which is net of a reduction of goodwill of
                             $213,000 as a result of this transaction.

                             In March 2004, the Company received notice from
                             American Suzuki Motor Corporation, the franchisor
                             of the Company's Suzuki dealership in Hempstead,
                             New York, of a proposed termination of their
                             franchise agreement with the Company. At the time,
                             the Company had a potential buyer for the franchise
                             and requested that Suzuki delay the termination
                             pending completion of the sale. When the potential
                             sale negotiations were terminated the Company
                             requested that Suzuki reinstate the termination and
                             purchase the Company's inventory of new Suzuki
                             vehicles. The Suzuki dealership is not material to
                             the Company's operations and management does not
                             expect the termination of such dealership to have a
                             significant effect on results of operations or cash
                             flow.

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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
                             December 31, 2004 are as follows:

                             December 31,
                             ---------------------------------------------------
                             2005                                   $1,193,500
                             2006                                    1,143,500
                             2007                                      851,500
                             2008                                      659,500
                             2009                                      298,500
                             Thereafter                                179,083
                             ---------------------------------------------------
                                                                    $4,321,583
                             ---------------------------------------------------

                             Rent expense was $2,083,500, $1,950,000 and
                             $1,999,000 for the years ended December 31, 2004,
                             2003 and 2002, respectively.

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
                             Company transferred the purchase option to a
                             related party and entered into an operating lease
                             arrangement with such party (see Note 13).

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
--------------------------------------------------------------------------------

                                           LEGAL PROCEEDINGS

                             Daniel Tepper v. Fidelity Holdings, Inc; Fidelity
                             Holdings, Inc. (Third Party Plaintiff) v.
                             InvestAmerica, et al.

                             In and around July 10, 2001, Daniel Tepper
                             commenced suit in the Southern District of New York
                             against Bruce Bendell, Doron Cohen and Richard
                             Feinstein. While the initial complaint had eight
                             causes of action, three remain: (i) conversion (ii)
                             breach of fiduciary duty and (iii) negligence. The
                             claims allege that the defendants failed to remove
                             restrictive legends that appeared on certain stock
                             certificates held by Mr. Tepper. This action
                             mirrors a Nevada action brought by Mr. Tepper
                             several years ago for which he obtained a judgment
                             of $553,000, which has been satisfied. In light of
                             the satisfaction of the Nevada judgment, the Court
                             has directed that a motion be made to dismiss the
                             New York action as there is a ban to double
                             recovery. The motion was made in July 2003 and was
                             denied in lieu of a settlement conference. Such
                             conference was held and failed. A second motion to
                             dismiss was filed and in the third quarter of 2004.
                             This case was adjudicated in the Company's favor
                             and, consequently, dismissed. However, plaintiff
                             filed a notice of appeal of the court's decision on
                             November 3, 2004. Management believes that
                             plaintiff's appeal will not prevail and that, in
                             any event, Mr. Tepper's allegations have no merit
                             and intends to vigorously defend this suit.

                             Fidelity Holdings, Inc., IG2, Inc. and 786710
                             Ontario, Ltd. v. Michael Marom and M.M. Telecom,
                             Corp.

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                             The Company and the Company's former subsidiaries,
                             IG2, Inc. ("IG2") and 786710 Ontario, Ltd., are
                             plaintiffs in a legal action against Michael Marom
                             and M.M. Telecom, Corp. in the Supreme Court of the
                             State of New York, County of Queens, Index No.
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

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                             A decision was rendered by the court, which
                             dismissed the claims for tortuous interference with
                             business opportunities and contract, but denied the
                             remainder of the motion. The case had been stayed
                             as a result of IG2 filing for bankruptcy protection
                             in January 2003. The stay has been lifted. In March
                             2004, the Company reached a settlement agreement
                             with the defendants whereby the Company is required
                             to pay an aggregate of $250,000, as follows:
                             $50,000 on April 1, 2005 and the balance of
                             $200,000 over the next 24 months at the rate of
                             $8,333.33 per month. Also, the Company is required
                             to pay to defendants any amounts the Company
                             receives from IG2, until such time as an additional
                             $250,000 has been paid to defendants. To the extent
                             the amounts the Company receives from IG2 and
                             forwards on to the defendants by February 28, 2009
                             (the "IG2 Payments"), is less than $250,000, the
                             Company will be liable for the difference between
                             $250,000 and the aggregate IG2 Payments at that
                             time. The effects of this settlement have been
                             recorded in our financial statements as of December
                             31, 2004.

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

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                             On January 28, 2005, the parties agreed to settle
                             this by the Company paying an aggregate of $400,000
                             to the plaintiffs in exchange for the aggregate of
                             120,820 of the Company's common shares owned by the
                             plaintiffs. An initial payment of $200,000 was made
                             on February 1, 2005, an additional payment of
                             $20,000 was made on March 1, 2005 and nine
                             additional monthly payments are scheduled for each
                             of the succeeding months. The shares to be returned
                             to the Company will be returned, ratably, as
                             payments are received by the plaintiff.
                             Accordingly, a liability of $400,000 was accrued in
                             the fourth quarter of 2004 and the Company recorded
                             the acquisition of treasury stock for $144,984,
                             based on the closing price of the Company's common
                             stock on the day prior to the settlement, and
                             $255,016 was charged to litigation expense,
                             representing the difference between the total
                             amount to be paid and the fair value of the shares
                             received.

                             International Securities Corp. v. Fidelity
                             Holdings, Inc.

                             On or about March 2001, an action was commenced
                             against the Company in the Supreme Court of the
                             state of New York, New York County. This action
                             alleged that International Securities Corp. ("ISC")
                             was owed commissions for money it secured for the
                             Company in connection with a private placement of
                             the Company's securities. This action was settled
                             in January 2003 for $133,125, which was included in
                             the consolidated statement of operations for the
                             year ended December 31, 2003 and which was paid, in
                             full, by February 1, 2003.

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
--------------------------------------------------------------------------------

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
--------------------------------------------------------------------------------

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
                             $600,000 which was paid in full by September 2004.

                             Zanett Lombardier Ltd., et al. v. The Major
                             Automotive Companies, Inc.

                             On October 24, 2001, Zanett Lombardier Ltd. and
                             others ("Zanett") filed a suit against the Company
                             for breach of contract and for the Company's
                             failure to issue shares in exchange for certain
                             warrants held by Zanett. The alleged damages
                             totaled $856,011. This matter was settled in the
                             first quarter of 2003 for payment of $130,000 and
                             issuance of shares of the Company's common stock
                             with a value of $40,000, which was included in the
                             consolidated statement of operations for the year
                             ended December 31, 2003. The $130,000 was paid in
                             five equal installments during 2003 and 49,876
                             shares of the Company's common stock were issued in
                             April 2003 in full satisfaction of this settlement.

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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
                             Telecom, Inc. ("Steel City") for up to $300,000.
                             The complaint alleges that the software sold to
                             Steel City was defective and that the Company was
                             negligent in its production. The Company is in the
                             process of requesting a removal of this case to
                             Federal court, while continuing with the discovery
                             phase. Management believes that the plaintiff's
                             allegations have no merit and intends to vigorously
                             defend this suit.

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

                             The Company brought a motion before the Ontario
                             Superior Court of Justice seeking a permanent stay
                             of Zvi Barak's application on grounds which
                             include, but are not limited to: a) Ontario is not
                             a convenient forum for the hearing of the
                             application; and b) the Ontario Superior Court of
                             Justice does not have jurisdiction over the subject
                             matter or the parties. The motion was heard by the
                             Court in Toronto on February 18, 2003. At that
                             time, the Company's motion was denied and the
                             Company subsequently filed a motion for leave to
                             appeal. In July 2003, the Company's motion for
                             leave to appeal was denied

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                             On February 2, 2005, the Company agreed to settle
                             this case by purchasing from Mr. Barak and his wife
                             Sarah Barak all of the shares of the Company's
                             common stock that they own, aggregating 167,808
                             shares, for the purchase price of $250,000 and the
                             forgiveness of a promissory note, in the principal
                             amount of $119,500, due to one of our inactive
                             subsidiaries. The promissory note was fully
                             reserved and written off in prior years.
                             Accordingly, a liability of $250,000 was accrued
                             for this settlement in the fourth quarter of 2004
                             and the transaction was recorded as the acquisition
                             of treasury stock of $206,404, the fair market
                             value of the shares based on the closing price on
                             the day prior to the agreement, and litigation
                             expense of $43,596, representing the difference
                             between the amount to be paid and the fair value of
                             the shares.

                             Tillroe Realty Co. vs. Compass Lincoln Mercury,
                             Inc. and Fidelity Holdings Co., Inc.

                             On September 4, 2003, an action was commenced
                             against the Company and its subsidiary Compass
                             Lincoln Mercury, Inc. in the Superior Court of New
                             Jersey, Essex County by a landlord of the Company's
                             former Compass Lincoln Mercury showroom in Orange
                             New Jersey. The suit alleges that current rent and
                             damages to the showroom space at 170 Central
                             Avenue, Orange New Jersey are presently due and
                             owing by the Company. The suit alleges damages in
                             the amount of $123,556 and rent of approximately
                             $7,900 per month. This case was settled during the
                             second quarter of 2004 for $115,000.

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                             GRIT, LLC vs. Major Automotive Companies, Inc.

                             On September 24, 2003 the Company received notice
                             of a default judgment in the Superior Court of the
                             State of California, Los Angeles, for an aggregate
                             amount of $66,718 stemming from the plaintiff's
                             purchase in 1998 of a Talkie Communication Server
                             from a former subsidiary. In the third quarter of
                             2004, this case was adjudicated in the Company's
                             favor and, consequently, dismissed. In the fourth
                             quarter of 2004, the plaintiff refiled its
                             complaint under a slightly different theory from
                             its initial suit. It is management's belief that
                             this claim is also without merit and intends to
                             vigorously defend this suit.

                             Justin Jung et al. v. Major Automotive Companies,
                             Inc.

                             In December 2004, the Company was served with a
                             Summons and Complaint, (filed in New York State
                             Supreme Court, County of the Bronx) alleging the
                             sale of defective or otherwise dangerous vehicles.
                             Named plaintiff bases his suit on a single-vehicle
                             accident. The action includes provisions for the
                             possible promulgation of a class action lawsuit
                             regarding the previous accusations. It is the
                             position of Company that the suit has no merit and
                             management intends to vigorously defend this
                             action.

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                             Maryann Cerbo, et al. v. Ford of Englewood, Inc.,
                             et al.

                             In November 2004, the Company received notice of a
                             pending class action in the state of New Jersey for
                             the above action in the Superior Court of the State
                             of New Jersey. The lead plaintiff had alleged the
                             systematic overcharge of all New Jersey Licensed
                             Automotive Dealers for the documentation fees for
                             the registration of new/used vehicles. Under advice
                             of counsel, the Company, through its Compass Dodge,
                             Inc. franchise, agreed to accept the proposed
                             settlement offer by the plaintiff's counsel. Using
                             a complex set of guidelines, including total sales
                             and ratio of new and used vehicles sold, the
                             Company has agreed to comply with the settlement
                             provisions. The current estimated cost of
                             settlement is approximately $30,000, which has been
                             accrued in the fourth quarter of 2004. The
                             settlement proposal awaits approval by the New
                             Jersey Superior Court.

                             Various Claims Against the Company's Subsidiaries

                             Various other claims and lawsuits arising in the
                             normal course of business are also pending against
                             the Company's subsidiaries. The results of such
                             litigation are not expected to have a material or
                             adverse effect on the Company's consolidated
                             financial position or results of operations.

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                             Officer's Compensation

                             On May 15, 2001, the Compensation Committee of the
                             Board of Directors of the Company approved an
                             increase in the annual base salary of Bruce Bendell
                             to $500,000, annually, through June 30, 2004. The
                             agreement provided for continuity of his base
                             salary and a guaranteed annual bonus of $250,000
                             per year until that date in the event that Mr.
                             Bendell's employment was terminated prior to June
                             30, 2004. The agreement extended automatically for
                             an additional one-year period at the end of the
                             initial term, June 30, 2004, and will extend for an
                             additional one-year period on each anniversary,
                             thereafter, unless 90-day prior notice of
                             termination is provided by either Mr. Bendell or
                             the Company. Additional approval was given to a
                             bonus plan under which Mr. Bendell receives a bonus
                             equal to 10% of net income, as defined, of the
                             Company's automotive operations after all expenses,
                             including any other bonuses paid or accrued. This
                             bonus plan was approved retroactively to April 1,
                             2002. Accordingly, the Company recorded additional
                             compensation expense of $257,000 for this bonus in
                             2002. In 2003, Mr. Bendell earned an aggregate of
                             $577,500 pursuant to all of his employment
                             arrangements and $450,000 in connection with a
                             credit enhancement arrangement for the benefit of
                             the Company. (See Note 13 Related Party
                             Transactions.) In 2004, Mr. Bendell earned an
                             aggregate of $886,000 pursuant to all of his
                             employment arrangements and $450,000 in connection
                             with the credit enhancement arrangement.

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                             Sale Tax Audit

                             In February 2004, the Company was notified by the
                             New York State Department of Taxation & Finance of
                             an assessment of $4,000,000, including interest and
                             penalties, after their audit concluded that certain
                             of the Company's subsidiaries had failed to pay
                             sales and use taxes of approximately $2,000,000
                             from February 1999 through August 2001. Management
                             believed that the tax authorities based their
                             assessment on an extrapolation from a sample of
                             certain transactions that were not representative
                             and that any additional sales taxes due would be
                             minimal. Accordingly, in prior periods, the Company
                             did not accrue any liability in connection with
                             this matter. The Company appealed the findings of
                             the taxing authorities. After investigation, the
                             taxing authorities and the Company agreed on a
                             final aggregate amount due of $65,384, including
                             $19,107 of interest. This amount is reflected in
                             accrued expenses at December 31, 2004.

13. RELATED PARTY            Amounts due from related parties result from sales
    TRANSACTIONS             of vehicles to dealerships owned by Bruce Bendell,
                             the Company's President, Chief Executive Officer,
                             Acting Chief Financial Officer and Chairman, and
                             his brother, Harold Bendell (the "Bendell
                             Dealerships"), as well as previous advances made in
                             the ordinary course of business. These amounts are
                             all due on demand and are non-interest bearing. As
                             part of its arrangement with the Bendell
                             Dealerships, the Company maintains inventory of
                             consigned vehicles on its premises. For the years
                             ended December 31, 2004, 2003 and 2002 the related
                             party sales aggregated approximated $6,000,000,
                             $5,300,000 and $4,000,000, respectively.

                             Additionally, the Company purchases vehicles from
                             the Bendell Dealerships. All of the purchases and
                             sales to and from the related dealerships are made
                             at wholesale cost plus related fees and have,
                             therefore, resulted in no profit or loss to the
                             Company. For the years ended December 31, 2004,
                             2003 and 2002 the purchases from related parties
                             approximated $7,000,000, $13,700,000 and
                             $14,900,000, respectively.

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                             Pursuant to a management agreement with Harold
                             Bendell, the Company has accrued a management fee
                             for services performed by Harold Bendell. For the
                             year ended December 31, 2002, such accrual amounted
                             to $624,359. Mr. Harold Bendell's management
                             agreement expired at December 31, 2003. Starting in
                             2002, the Company entered into negotiations with
                             Harold Bendell regarding his fees for 2003 and
                             future periods. In 2003, the Company accrued
                             $361,361 as a management fee for Mr. Bendell
                             pursuant to the provisions of the expired
                             agreement. Additionally, the Company's Board of
                             Directors awarded him an additional $500,000, which
                             was accrued in the fourth quarter of 2003, for his
                             services. In March 2004, the Company concluded its
                             negotiations and agreed in principle as to a new
                             consulting agreement with a company owned by Harold
                             Bendell, HB Automotive, Inc. This agreement was
                             considered to be effective January 1, 2004 through
                             the year ending December 31, 2005. It provides for
                             a management fee equal to $200 per used vehicle
                             sold at retail by the Company's Chevrolet
                             dealership and 10% of the pre-tax profits from the
                             Company's dealerships in Long Island City, New
                             York. Had the per-vehicle fee provision been in
                             effect on January 1, 2003, HB Automotive would have
                             earned an additional $2 million in 2003. In 2004,
                             HB Automotive earned $2,484,000 in connection with
                             this agreement.

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

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                             In order to ensure continuity of the dealership's
                             operations, in a transaction approved by the
                             Company's Board of Directors, the Company's
                             Chairman and his brother agreed to personally
                             acquire the property through a company they formed
                             and lease it back to the Company. The result of
                             this transaction was to eliminate the capitalized
                             lease of approximately $3.6 million and the related
                             liability of $3.0 million that the Company had
                             recorded in connection with this property. The
                             difference of $637,000, the book value of the
                             purchase option, was recorded as a related party
                             receivable, which is included in due from related
                             parties. The Company entered into a lease with the
                             new landlord for five years, through June 2007 with
                             a five-year renewal option for approximately the
                             same rent, $32,000 per month, it was previously
                             paying.

                             An independent appraiser was retained in order to
                             determine a fair market rent, so that the current
                             rent could be adjusted and the lease revised
                             accordingly, if necessary. Similarly, the value of
                             the purchase option was required to be determined
                             so that an adjustment to the related party
                             receivable could be made and a loss could be
                             recorded, at that time, if the value of the option
                             at the date of transfer exceeded its book value of
                             $637,000. The receivable will be repaid, ratably,
                             through monthly payments over the remaining term of
                             the lease, including extensions to the initial
                             term, together with related interest at the market
                             rate. Bruce Bendell has guaranteed payment in the
                             event the lease is prematurely terminated. Based on
                             the report of the appraiser, no adjustment was
                             required for either the rental rate or the
                             receivable balance. At December 31, 2004 and 2003,
                             $541,745 and $589,741, respectively, was receivable
                             on this balance and included in due from related
                             parties. Of such amount, in 2004 $493,745 is
                             long-term.

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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
                             In March 2004, the Company's Board of Directors
                             concluded that the $450,000, that had been accrued
                             as deferred debt costs, is the appropriate value of
                             the Credit Enhancement. Additionally, the Board of
                             Directors has approved the payments to Mr. Bendell
                             for the continuation of his Credit Enhancement to
                             the Company, of which $450,000 was accrued in 2004
                             and which is expected to approximate $450,000,
                             annually,

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

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                             The Company also purchases from and sells vehicles
                             to Nawi Leasing, Inc., a company of which Steven
                             Nawi is President. Mr. Nawi was a member of the
                             Company's Board of Directors until December 2004.
                             For each of the years ended December 31, 2004, 2003
                             and 2002, the Company's purchases from and sales to
                             Nawi Leasing, Inc. and its affiliates represented
                             less than 1% of the Company's aggregate sales and
                             purchases.

                             Marcum & Kliegman LLP, an accounting firm of which
                             a director is a member, charged the Company
                             approximately $87,500, $75,000 and $105,000 in fees
                             for accounting and tax services for the years ended
                             December 31, 2004, 2003 and 2002, respectively.

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
                                          December 31, 2004.

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
                                          Leasing Corp. As of December 31, 2004,
                                          these warrants are still outstanding.

                                    (iii) In connection with the private
                                          placement of its common stock in 2001,
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
--------------------------------------------------------------------------------

                              In December 2000, the Company adopted the 2001
                              Outside Director Stock Plan (the "2001 Plan")
                              pursuant to which 250,000 shares are reserved for
                              issuance to non-employee members of the Board of
                              Directors ("Outside Directors"). The Plan
                              provides, that, commencing on the date of the
                              annual stockholders' meeting in 2001 and on each
                              anniversary thereafter, each Outside Director who
                              served as a member of the Board of Directors shall
                              automatically be granted an option to purchase
                              4,500 shares. The term of the option shall be ten
                              years. The option shall be immediately
                              exercisable, but only while the optionee serves as
                              a member of the Board of Directors and for the
                              three months following the termination of service
                              or 12 months, if such termination is for reason of
                              death or disability. The exercise price shall be
                              equal to the price for the Company's common stock
                              on the date of the grant. In December 2002, the
                              Company granted 22,500 shares to Outside Directors
                              at an exercise price of $0.75. Additionally, the
                              2001 Plan calls for grants of 4,500 shares of the
                              Company's common stock to each Outside Director on
                              April 30 and each anniversary thereafter.

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
                              Outside Directors at an average exercise price of
                              $.62 per share, the market price at the date of
                              grant.

                              In 2004, the Company issued options for an
                              aggregate of 18,000 shares of common stock to
                              Outside Directors at an average exercise price of
                              $.70 per share, the market price at the date of
                              grant.

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

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                              A summary of the status of the Company's stock
                              option plan as of December 31, 2004 and changes
                              during the period January 1, 2001 through December
                              31, 2004 is presented below:



                                                                                           Weighted
                                                           Number of      Expiration       average
                                                            shares           date       exercise price
                              -------------------------------------------------------------------------

                              Options outstanding at          361,688      2002-2011           7.64
                                December 31, 2001
                              Options granted                  18,000           2012            .68
                              Options cancelled and
                                expired                      (134,800)     2002-2011          13.71
                              -------------------------------------------------------------------------
                              Options outstanding at          244,888      2009-2012           3.78
                                December 31, 2002
                              -------------------------------------------------------------------------
                              Options granted                  18,000           2013            .62
                              -------------------------------------------------------------------------
                              Options outstanding at
                                December 31, 2003             262,888      2009-2013           3.57
                              -------------------------------------------------------------------------
                              Options granted                  18,000           2014            .70
                              -------------------------------------------------------------------------
                              Options outstanding at          280,888      2009-2014           3.38
                                December 31, 2004
                              -------------------------------------------------------------------------


                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at
December 31, 2004.



                                                 Options Outstanding                             Options Exercisable
                                  ---------------------------------------------------     ----------------------------------
                                      Number           Weighted         Weighted              Number
                                  Outstanding at       Average                            Exercisable at       Weighted
                                   December 31,       Remaining          Average           December 31,        Average
Exercise Price Range                   2004        Contractual Life  Exercise Price            2004         Exercise Price
----------------------------------------------------------------------------------------------------------------------------

  $24.44-$38.75                          4,388            4.6             $33.25                 4,388          $33.25
  $13.40                                 1,200            0.4              13.40                 1,200           13.40
  $4.38                                126,000            0.8               4.38               126,000            4.38
  $2.34-$2.35                           80,000            2.9               2.35                76,000            2.35
  $1.65                                  1,800            0.3               1.65                 1,800            1.65
  $0.62-$0.75                           67,500            8.6               0.68                67,500            0.68
----------------------------------------------------------------------------------------------------------------------------
                                       280,888            3.3              $3.38               276,288           $3.40
----------------------------------------------------------------------------------------------------------------------------


15. PREFERRED STOCK           On May 14, 1998, the Company designated 900,000
                              shares as the 1997 - Major Series of Convertible
                              Preferred Stock (the "1997 Preferred Stock"). The
                              shares of the 1997 Preferred Stock had voting
                              rights and voted with the common stock and not as
                              a separate class. Each share entitled the holder
                              to 0.9 votes per share reflecting the underlying
                              conversion rate. The shares of 1997 Preferred
                              Stock were convertible, with each share converting
                              into four and a half shares of common stock if the
                              market value was equal to or greater than
                              $6,000,000 for the 810,000 shares of common stock.
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

                              Year ended December 31,                   2002
                              --------------------------------------------------
                              Loss from discontinued               $(344,000)
                                operations
                              Income tax benefit                     138,000
                              --------------------------------------------------
                                                                   $(206,000)
                              --------------------------------------------------

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
                              Internet Connections) to Access Technology, Inc.
                              The sale price for the assets was $320,000,
                              $47,000 of which was paid at the closing, and
                              $273,000 of which was evidenced by a senior
                              secured promissory note. No payments have been
                              received on the notes.

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
                              Such indebtedness is evidenced by a note payable
                              to the Company in the principal amount of
                              $1,778,803, bearing interest at 8.5% and payable
                              in quarterly installments over 48 months,
                              beginning in March 2002. Such payments have been
                              deferred to begin in June 2002. No payments have
                              been received on the note.

                              Effective June 27, 2001, in related transactions,
                              the Company sold its interest in its Israeli
                              technology subsidiary, C.B.S (Israel), Ltd. and
                              the assets of its Canadian subsidiary, 786710
                              Ontario, Ltd., doing business as Info Systems, to
                              GYT International, Ltd., a Nevis corporation. The
                              combined sales price in connection with these
                              transactions was $350,000 for both operations,
                              less the assumption of certain of the Company's
                              liabilities, resulting in a net amount due to the
                              Company of $119,500. Such indebtedness is
                              evidenced by a note payable to the Company in the
                              principal amount of $119,500, bearing interest at
                              5% and payable in quarterly installments over 60
                              months, beginning in June 2002. No payments have
                              been received on the note.

                              Effective July 31, 2001, the Company sold its
                              interest in its telephone calling card subsidiary,
                              ICS Globe, Inc., to Global Communications of NY,
                              Inc. The sale price was $250,000, with a down
                              payment of $10,000. The balance is evidenced by a
                              note payable to the Company in the principal
                              amount of $240,000, bearing interest at 12% and
                              payable in monthly installments for sixteen
                              months, beginning in August 2002. No payments have
                              been received.

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

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. QUARTERLY FINANCIAL
    DATA (UNAUDITED)

                                First       Second         Third       Fourth
2004                           quarter      quarter       quarter      quarter
--------------------------------------------------------------------------------
                                  (In thousands except for per share data)
   Sales                        $84,872     $103,923      $104,118     $104,069
 Gross profit                    14,114       16,990        15,993       17,429
 Operating income (loss) from
   continuing operations           (188)       1,243           592       (8,464)
 Net income (loss)                 (188)       1,243           592       (8,464)
 Income (loss) from continuing
   operations per share -
   diluted                        $(.02)        $.13          $.06        $(.87)
 Net income (loss) per share -
   (diluted)                       (.02)        .13            .06         (.87)
--------------------------------------------------------------------------------

                                First        Second        Third       Fourth
   2003                        quarter      quarter       quarter      quarter
--------------------------------------------------------------------------------
                                  (In thousands except for per share data)
   Sales                        $91,146      $98,873      $103,957      $86,323
 Gross profit                    14,530       16,075        17,361       12,677
 Operating income (loss)
   from continuing
   operations                      (477)         600           812       (2,076)
 Net income (loss)                 (477)         600           812       (2,076)
 Income (loss) from
   continuing operations
   per share - diluted            $(.05)        $.06          $.09        $(.22)
 Net income (loss) per
   share - (diluted)               (.05)         .06           .09         (.22)
--------------------------------------------------------------------------------

                              Income (loss) per share data are computed
                              independently for each of the periods presented;
                              therefore the sum of the income (loss) per share
                              amounts for the quarters may not equal the total
                              for the year.

                              In the fourth quarter of 2004 the Company incurred
                              a charge of approximately $8.1 million in
                              connection with the valuation of its goodwill
                              and a charge of approximately $549,000 in
                              connection with litigation settlement
                              expenses. There were no comparable charges in
                              the fourth quarter of 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE

To the Shareholders and Directors of The Major Automotive Companies, Inc.

The audits referred to in our report dated May 17, 2005 relating to the consolidated financial statements of The Major Automotive Companies, Inc., which is contained in Item 8 of this Form 10-K included the audits of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

New York, New York                              /s/ BDO Seidman, LLP
May 17, 2005                                    --------------------
                                                BDO Seidman, LLP

                                      S-1

SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended December 31, 2004, 2003 and 2002



                                                                     Additions
                                                 Balance at         Charged to         Deductions,          Balance at
                                                Beginning of         Costs and            Net of              End of
Account Description                                 Year             Expenses           Write-offs             Year
                                              -----------------  ------------------  -----------------   -----------------

Allowance for doubtful accounts
 Year ended December 31, 2004                  $     492,000      $     760,000       $    (760,000)      $     492,000
                                              =================  ==================  =================   =================

 Year ended December 31, 2003                  $     507,000      $     250,000       $    (265,000)      $     492,000
                                              =================  ==================  =================   =================

 Year ended December 31, 2002                  $     700,000      $     235,000       $    (428,000)      $     507,000
                                              =================  ==================  =================   =================

                                                 Balance at         Reserves on          Sales of           Balance at
                                                 Beginning         Current Year         Prior Year             End
                                                  of Year            Purchases          Inventory            of Year
                                              -----------------  ------------------  -----------------   -----------------

Inventory reserves
 Year ended December 31, 2004                  $   720,000        $     647,000       $  (720,000)        $     647,000
                                              =================  ==================  =================   =================

 Year ended December 31, 2003                  $   1,016,000      $     720,000       $  (1,016,000)      $     720,000
                                              =================  ==================  =================   =================

 Year ended December 31, 2002                  $     756,000      $   1,016,000       $    (756,000)      $   1,016,000
                                              =================  ==================  =================   =================


                                      S-2