Form 10-Q
period 2005-03-31
MAJOR AUTOMOTIVE COMPANIES INC
filed 2005-08-09
CIK 1009779

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                  For the quarterly period ended March 31, 2005 or

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
              -------------------------------- -------------------
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

As of August 8, 2005, there were 9,222,228 shares of the registrant's common stock outstanding.

                                      INDEX



--------------------------------------------------------------------------------------------------------- ------------
                                                                                                            Page No.
                                                                                                            --------
--------------------------------------------------------------------------------------------------------- ------------

PART I.  FINANCIAL INFORMATION
--------------------------------------------------------------------------------------------------------- ------------
Item 1. Financial Statements (Unaudited)...............................................................         3
--------------------------------------------------------------------------------------------------------- ------------
Consolidated Condensed Balance Sheets .................................................................         3
--------------------------------------------------------------------------------------------------------- ------------
Consolidated Condensed Statements of Operations .......................................................         5
--------------------------------------------------------------------------------------------------------- ------------
Consolidated Condensed Statements of Cash Flows .......................................................         6
--------------------------------------------------------------------------------------------------------- ------------
Notes to Consolidated Condensed Financial Statements ..................................................         7
--------------------------------------------------------------------------------------------------------- ------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations ............................................................................................        10
--------------------------------------------------------------------------------------------------------- ------------
Item 3. Quantitative and Qualitative Disclosures About Market Risk ....................................        20
--------------------------------------------------------------------------------------------------------- ------------
Item 4. Controls and Procedures........................................................................        20
--------------------------------------------------------------------------------------------------------- ------------
PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------------------------------- ------------
Item 1. Legal Proceedings .............................................................................        22
--------------------------------------------------------------------------------------------------------- ------------
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds....................................        22
--------------------------------------------------------------------------------------------------------- ------------
Item 3. Defaults Upon Senior Securities ...............................................................        22
--------------------------------------------------------------------------------------------------------- ------------
Item 4. Submission of Matters to a Vote of Security Holders............................................        22
--------------------------------------------------------------------------------------------------------- ------------
Item 5. Other Information .............................................................................        22
--------------------------------------------------------------------------------------------------------- ------------
Item 6. Exhibits ......................................................................................        22
--------------------------------------------------------------------------------------------------------- ------------
Signatures ............................................................................................        22
--------------------------------------------------------------------------------------------------------- ------------


                                        2

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                   MARCH 31, 2005      DECEMBER 31, 2004
                                                                   --------------      -----------------
                                                                     (UNAUDITED)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                         $  1,595,894           $  3,723,500
  Short-term investments                                                 433,145                433,145
  Net investment in direct financing leases, current                     277,468                181,079
  Accounts receivable, net                                            14,822,458             11,849,314
  Inventories                                                         58,298,537             53,719,844
  Due from related parties                                               352,779              1,216,925
  Other current assets                                                    28,510                224,416
                                                                 ---------------     ------------------
                           TOTAL CURRENT ASSETS                       75,808,791             71,348,223

Net investment in direct financing leases,
  net of current portion                                                 139,871                285,495
Property and equipment, net                                            4,906,375              5,028,024
Deferred income taxes                                                  1,459,535              1,459,535
Goodwill                                                               5,260,000              5,260,000
Due from related parties - long term                                     481,745                493,745
Due from officer                                                       1,395,358              1,395,358
Notes receivable and other assets                                        836,234                744,087
                                                                 ---------------     ------------------

                           TOTAL ASSETS                             $ 90,287,909           $ 86,014,467
                                                                 ===============     ==================


                                        3



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable - floor plan                                     $   57,327,421          $  51,380,310
   Accounts payable                                                    8,701,546              8,565,886
   Accrued expenses                                                    6,144,163              8,018,320
   Current maturities of long-term debt                                2,240,384                895,409
   Customer deposits and other current liabilities                       431,392                548,749
                                                                 ---------------       ----------------
     TOTAL CURRENT LIABILITIES                                        74,844,906             69,408,674

Long-term debt, less current maturities
                                                                       5,481,777              6,910,269
                                                                 ---------------       ----------------
     TOTAL LIABILITIES                                                80,326,683             76,318,943
                                                                 ---------------       ----------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value- 2,000,000 shares
     authorized; 0 shares issued and outstanding
     in 2005 and 2004                                                          -                     -
   Common stock, $.01 par value- 50,000,000 shares
     authorized; 9,720,047 shares issued and 9,204,228
     shares outstanding in 2005 and 2004                                  97,200                97,200
   Additional paid-in capital                                         40,189,749            40,189,749
   Deficit                                                           (28,010,571)          (28,276,273)
   Treasury stock, at cost; 515,819 shares in 2005 and 2004           (2,315,152)           (2,315,152)
                                                                 ---------------       ---------------

     TOTAL STOCKHOLDERS' EQUITY                                        9,961,226             9,695,524
                                                                 ---------------       ---------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $   90,287,909         $  86,014,467
                                                                 ===============       ===============


              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)



                                                                        2005                     2004
                                                                        ----                     ----

Sales                                                        $     101,476,404           $       84,871,806
Cost of sales                                                       84,561,295                   70,757,927
                                                            ---------------------------------------------------
   Gross profit                                                     16,915,109                   14,113,879

Operating expenses                                                  16,370,331                   14,214,115

Interest expense, net of interest income                               181,198                      188,173
                                                            ---------------------------------------------------

   Income (loss) before income taxes                                   363,580                     (288,409)

Income tax benefit  (expense)                                          (97,878)                     100,412
                                                            ---------------------------------------------------

Net income (loss)                                            $         265,702           $         (187,997)
                                                            ===================================================

Net loss per common share:

     Basic                                                   $            0.03           $           (0.02)
     Diluted                                                 $            0.03           $           (0.02)
                                                            ===================================================

Average number of shares used in computation:
     Basic                                                                 9,204,228             9,474,856
     Diluted                                                               9,226,855             9,474,856
                                                            ===================================================


              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)



                                                                                        2005                    2004
                                                                                        ----                    ----

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                                             $           265,702      $        (187,997)
 Adjustments to reconcile net loss
  to net cash provided by (used in) operating activities
   Depreciation and amortization                                                           110,501                 92,682
   Deferred income taxes                                                                 -                       (120,000)
   Addition to (reduction of) allowance for doubtful accounts                              104,705               (118,322)
 (Increase) decrease in assets:
   Net investment in direct financing leases                                                49,235                 46,405
   Accounts receivable                                                                  (3,077,849)               (78,166)
   Inventories                                                                          (4,578,693)             2,060,167
   Due from related parties                                                                876,146                761,706
   Other assets                                                                            103,759                (44,339)
 Increase or (decrease) in liabilities
   Accounts payable                                                                        135,660               (189,700)
   Accrued expenses                                                                     (1,874,157)                87,205
   Customer deposits and other current liabilities                                        (117,357)               173,892
   Notes payable - floor plan                                                            5,947,111             (2,374,520)
                                                                              -------------------------  --------------------

   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                  (2,055,237)               109,013
                                                                              -------------------------  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                                                        (20,526)               (37,547)
 Proceeds from sale of equipment                                                            31,674                  9,261
                                                                              -------------------------  --------------------

   NET CASH FROM (USED IN) INVESTING ACTIVITIES                                             11,148                (28,286)
                                                                              -------------------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Payment of long-term debt                                                                 (83,517)              (145,627)
                                                                              -------------------------  --------------------

   NET CASH USED IN FINANCING ACTIVITIES                                                   (83,517)              (145,627)
                                                                              -------------------------  --------------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                             (2,127,606)               (64,900)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           3,723,500              1,003,137
                                                                              -------------------------  --------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $         1,595,894       $        938,237
                                                                              =========================  ====================

Supplemental disclosures of cash flow information
  Cash paid during the period for:
   Interest                                                                    $           508,976       $        429,869
   Income taxes                                                                            -                       10,000


                                        6

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                                 March 31, 2005

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

         Certain information and footnote disclosure normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited December 31, 2004 consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2004. The results of operations for the three-month periods are not necessarily indicative of the operating results for the full year.

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

         The Company has presented basic and diluted earnings (loss) per share, where applicable. Basic earnings (loss) per share excludes potential dilution and is calculated by dividing income (loss) available to common stockholders by the weighted average number of outstanding common shares. Diluted earnings per share incorporates the potential dilutions from all potential dilutive securities that would have reduced earnings per share. In 2004, because the
Company incurred a net loss, the exercise of options and warrants would have been antidilutive and were, therefore, excluded from the calculations.

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

     For the three months ended March 31, 2005 and 2004, aggregate floor plan interest included in operating expenses was $699,263 and $507,696, respectively.

     For the three months ended March 31, 2005 and 2004, aggregate floor plan assistance received was $492,446 and $351,655, respectively. For the three months ended March 31, 2005 and 2004, aggregate floor plan assistance of
$428,178 and $378,886, respectively, were included as a reduction of cost of sales.

     For the three months ended March 31, 2005 and 2004, aggregate advertising assistance received was $220,184 and $170,985, respectively. For the three months ended March 31, 2005 and 2004, aggregate advertising assistance of
$186,903 and $329,498, respectively, were included as a reduction of cost of sales.

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                                 March 31, 2005
                                    Continued
3.       Inventories

         Inventories are comprised of the following:



                                                 March 31, 2005                    December 31, 2004
                                                 --------------                    -----------------

  New automobiles                             $         17,655,517                          $16,187,727
  New trucks and vans                                   14,904,166                           14,583,590
  Used automobiles and trucks                           24,195,837                           21,547,355
  Parts and accessories                                  1,464,331                            1,348,715
  Other                                                     78,686                               52,457
                                             ------------------------           -------------------------
                                              $         58,298,537              $            53,719,844
                                             ========================           =========================


Aggregate reserves included in the inventories were $292,000 and $647,000 at
March 31, 2005 and December 31, 2004, respectively.

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
For the three months ended March 31, 2005 and 2004, the related party sales amounted to $1,210,691 and $1,613,847, respectively. For the three months ended
March 31, 2005 and 2004, the purchases from related parties aggregated
$1,699,411 and $1,845,623, respectively.

     Pursuant to an agreement in principal with Harold Bendell, through his company, HB Automotive, Inc., effective January 1, 2004, and a previous management agreement, which expired, but was extended through oral agreement by the parties, the Company has accrued management fees for services performed by
HB Automotive, Inc. and Harold Bendell. For the three months ended March 31,
2005 and 2004, such accruals amounted to $469,000 and $474,000, respectively.

     As of March 31, 2005, Bruce Bendell was indebted to the Company in the amount of $1,395,358, for which no interest has been charged. This indebtedness arose from a series of cash advances, the latest of which was made prior to June
30, 2002.

     Accrued expenses include amounts due to Bruce Bendell and HB Automotive,
Inc., which aggregated approximately $1,929,000 and $4,010,000 at March 31, 2005 and December 31, 2004, respectively.

5.       Subsequent Events

         On April 29, 2005, the Company issued an aggregate of 18,000 shares of its common stock to the four non-employee members of its Board of Directors (the
"Outside Directors") in accordance with the Company's 2001 Outside Directors'
Stock Plan. The closing price of the Company's common stock on April 30, 2005 was $1.00 per share. Accordingly, the Company charged $18,000, the fair value of the stock issued, as directors' compensation expense in the second quarter of
2005.

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                                 March 31, 2005
                                    Continued

6.       Contingencies

     We are involved in a number of legal proceedings arising out of the conduct of our business, including litigation with customers, current and former business associates and employment-related lawsuits. We intend to vigorously defend ourselves and assert available defenses with respect to each of these matters. Where necessary, we have accrued our estimate of the probable costs for the resolution of these proceedings based on consultation with outside counsel, assuming various strategies. Further, we have certain insurance coverage and rights of indemnification with respect to certain aspects of these matters.
During the quarter, there were no significant developments in our legal proceedings which are discussed in detail in the Company's Annual Report on Form
10-K for the fiscal year ended December 31, 2004. However, a settlement or an adverse resolution of one or more of these matters may result in the payment of significant costs and damages, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

7.       Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment"
(SFAS 123(R)) which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS
123(R) revises SFAS No. 123, "Accounting for Stock-Based Compensation",
supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock
Issued to Employees" and amends Financial Accounting Standard No. 95, "Statement of Cash Flows". SFAS No. 123(R) generally requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires the fair value on the grant date to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. The resulting cost must be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. In April
2005, the SEC deferred the effective date for SFAS 123 (R) to the beginning of the first fiscal year that begins after June 15, 2005. The Company expects to adopt SFAS 123(R) on the effective date, and does not expect the adoption to have a material impact on its net income and earnings per share.

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

The Company

On May 14, 1998, The Major Automotive Companies, Inc. acquired, from a related party, the Major Automotive Group of dealerships ("Major Auto") and related real property and leases. Since November 3, 2000, our operations are comprised of our automotive dealerships' activities, including our Major Auto subsidiary and other dealerships, as well as our automotive leasing subsidiary, Major Fleet and
Leasing, Inc.

In the first quarter of 2005, our operations generated pre-tax income of approximately $364,000 and net income of approximately $266,000. In the comparable quarter of 2004, our operations resulted in a pre-tax loss of
$288,000 and a net loss of $188,000. The most significant factor in this result was the increase in our gross profits. In the 2005 quarter, our sales increased by $16.6 million to $101.5 million, or 19.6%, from $84.9 million. We believe this sales increase is attributable to a continuation of a trend that developed in 2004. New vehicle manufacturers have continued to offer cash-back and other incentives. This has led more customers who were formerly used car buyers toward purchases of new vehicles. At the same time, the average purchase price of new vehicles also increased. As discussed in detail, below, both our unit sales of new vehicles and the average sales price of each new vehicle sold increased during the first quarter of 2005 compared with the first quarter of 2004. Our used vehicle unit sales decreased during the 2005 first quarter compared with the prior year's first quarter, but a strong increase in average selling price per used vehicle sold, which we attribute to both a shortage in the availability of good quality late-model used vehicles and our customers migrating to higher value used vehicles, generated an overall revenue increase from used vehicle sales. Along with the higher prices on new vehicles our gross profit percentages also increased, which generated more than a 50% increase in gross profit per new vehicle sold. While our used vehicle gross profit percentage declined quarter to quarter, along with the volume, the price increases more than made up for such decline and generated an average gross profit increase per used vehicle sold of almost 19%. Our total gross profit in the first quarter of 2005 increased to
$16.9 million or $2.8 million (19.9%) more than our total gross profit in the comparable 2004 quarter.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States. Such principles require that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting period. Operating results in the future could vary from the amounts derived from those estimates and assumptions. We have identified the policies below that are critical to our business operations and the understanding of our results of operations and involve significant estimates. For detailed discussion of other significant accounting policies see
Note 1, Basis of Presentation and Significant Accounting Policies, of the Notes
to Consolidated Condensed Financial Statements included elsewhere, herein, and in our Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

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
During 2002, we performed the required impairment tests of goodwill as of
January 1, 2002 and December 31, 2002. Additionally, we have performed such tests as of December 31, 2003 and 2004. We have concluded, based, in part, on the analysis performed and conclusions reached by an independent valuation appraiser we retained, that there was an impairment of goodwill as of December
31, 2004 and, accordingly, such goodwill was written down to its fair value of
$5,260,000. We remain, however, subject to financial statement risk to the extent that intangible assets become additionally impaired due to decreases in the fair market value of the related underlying business.

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

For the three months ended March 31, 2005 and 2004, aggregate floor plan interest included in operating expense was $699,263 and $507,696, respectively.
The increase in 2005 of floor plan interest expense is reflective of the comparatively higher levels of inventory we maintained combined with higher interest rates in the 2005 first quarter compared with the first quarter of
2004.

For the three months ended March 31, 2005 and 2004, aggregate floor plan assistance included as a reduction of cost of sales was $428,178 and $378,886, respectively.

Advertising assistance received from manufacturers for the three months ended
March 31, 2005 and 2004, included as a reduction of cost of sales was $186,903 and $329,498, respectively.

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

SELECTED OPERATING DATA (UNAUDITED)



                                                             Three Months Ended March 31,
                               ------------------------------------------------------------------------------------------
($ in millions, except per vehicle data)                     2005 vs. 2004                          2004 vs. 2003
                                                             -------------                          -------------
                                                         Variance -                             Variance -
                                                         Favorable         %                     Favorable        %
                                  2005        2004     (Unfavorable)   Variance      2003      (Unfavorable)   Variance
                                  ----        ----     -------------   --------      ----      -------------   --------

Revenues
     New vehicles              $   39.9    $    31.1    $     8.8            28.3   $   33.4     $   (2.3)         (6.9)
     Used vehicles                 56.7         49.7          7.0            14.1       53.5         (3.8)         (7.1)
     Service and parts              4.5          3.9          0.6            15.4        4.1         (0.2)         (4.9)
     Other                          0.4          0.2          0.2           100.0        0.1          0.1         100.0
                               ---------- ------------ -------------- ------------ ----------- ------------- ------------
         Total revenues        $  101.5    $    84.9    $    16.6            19.6   $   91.1     $   (6.2)         (6.8)
                               ========== ============ ============== ============ =========== ============= ============

GROSS PROFIT
     New vehicles              $    3.8     $    2.0    $     1.8            90.0   $    3.3     $   (1.3)        (39.4)
     Used vehicles                 11.6         10.5          1.1            10.5        9.8          0.7           7.1
     Service and parts              1.2          1.3         (0.1)           (7.7)       1.2          0.1           8.3
     Other                          0.3          0.3         (0.0)           (0.0)       0.2          0.1          50.0
                               ---------- ------------ -------------- ------------ ----------- ------------- ------------
        Total gross profit     $   16.9     $   14.1    $     2.8            19.9   $   14.5     $   (0.4)         (2.8)
                               ========== ============ ============== ============ =========== ============= ============
NEW VEHICLES
Unit sales                        1,355        1,108          247            22.3      1,252         (144)        (11.5)
Average revenue per vehicle    $ 29,479     $ 28,062    $   1,417             5.0   $  26,641    $  1,421           5.3
Average cost per vehicle       $ 26,648     $ 26,223    $     425             1.6   $  23,991    $  2,232           9.3
Gross profit per vehicle       $  2,831     $  1,839    $     992            53.9   $   2,650    $   (811)        (30.6)
Gross profit percentage             9.6%         6.6%         3.0%           45.5         9.9%       -3.3%        (33.3)

                                                                                              -
USED VEHICLES
Unit sales                        3,529        3,767         (238)           (6.3)      3,684          83           2.3
Average revenue per vehicle    $ 16,036     $ 13,145    $   2,891            22.0   $  14,530    $ (1,385)         (9.5)
Average cost per vehicle       $ 12,770     $ 10,396    $   2,374            22.8   $  11,864    $ (1,468)        (12.4)
Gross profit per vehicle       $  3,266     $  2,749    $     517            18.8   $   2,666    $     83           3.1
Gross profit percentage            20.4%        20.9%        -0.5%           (2.4)       18.3%        2.6%         14.2

PERCENTAGE OF TOTAL REVENUES
New vehicles                       39.3%        36.6%         2.7%            7.4        36.7%       -0.1%        (0.3)
Used vehicles                      55.9%        58.5%        -2.6%           (4.4)       58.7%       -0.2%        (0.3)
Service and parts                   4.4%         4.6%        -0.2%           (4.3)        4.4%        0.2%         4.5
Other                               0.4%         0.3%         0.1%           33.3         0.1%        0.2%       200.0
                               ---------- ------------ -------------- ------------- ----------- ------------ ------------
                                  100.0%       100.0%         0.0%            0.0%       99.9%        0.1%        10.0%
                               ========== ============ ============== ============= =========== ============ ============

OTHER OPERATING DATA
Total operating expenses       %   16.4%  14.2%     2.2            15.5%    14.7%    (0.5)       (3.4)
Floor plan interest*                0.7         0.5           0.2            40.0          0.4         0.1        25.0

---------
    * Included in operating expenses

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2005 AND THREE MONTHS ENDED
MARCH 31, 2004

Revenues. Revenues for the three-month period ended March 31, 2005 increased to approximately $101.5 million, which is $16.6 million (19.6%) more than the prior comparable period's revenues of $84.9 million. The primary reason for the increase in revenues was a significant increase in new vehicle unit sales, as partially offset by a small decrease in used vehicle unit sales. Also, while there was a small increase in the average sales price of new vehicles, the average sales price of used vehicles sold increased significantly. New vehicle sales increased by 247 units (22.3%) in the first quarter of 2005 to 1,355 units from 1,108 units in the first quarter of 2004. The average revenue per new vehicle sold increased by $1,417 to $29,479 in the first quarter of 2005 from
$28,062 in the first quarter of 2004. In total, new vehicle revenues increased approximately $8.8 million or 28.3% to $39.9 million in the first quarter of
2005 from $31.1 million in the comparable prior quarter. Used vehicle sales decreased 238 units to 3,529 units in 2005's first quarter over 3,767 units, retail and wholesale, in the prior year's comparable quarter. The average sales price of used vehicles sold increased by $2,891 (22.0%) to $16,036 in the first quarter of 2005 from $13,145 in the first quarter of 2004. The change in used vehicle sales units and revenues per vehicle sold is attributable, primarily, to the higher level of retail sales as compared with wholesale sales in 2005. This combination of fewer used vehicles sold, but at much higher prices resulted in an increase in used vehicle revenues in the 2005 quarter to $56.7 million, compared with used vehicle sales revenues in the 2004 first quarter of $49.7 million, an increase of $7.0 million or 14.1%. The increase in new unit sales in this quarter is primarily attributable, we believe, to a trend toward more new vehicle sales that has been fueled by the continuation of substantial new vehicle manufacturers' customer incentives. At the same time, and for the same reason, the average sales prices have increased, reflecting the consumer's ability to spend more for a new vehicle because of the manufacturers'
"cash-back" and other incentive programs. Interest rates continue to remain relatively low, which further encourages customers to both purchase new and used vehicles and gives them the ability bear a higher cost. Should there be a significant reduction in manufacturers' incentives and/or a substantial increase in interest rates, it could materially adversely affect our revenues and operating results.

Cost of sales. The cost of sales increased approximately $13.8 million, or
19.5%, to $84.6 million in the first quarter of 2005 from $70.8 million for the three months ended March 31, 2004. This percentage increase, in total, is consistent with the increase in revenues. However, for new vehicles the cost of sales increased only 24.1%, or $7.0 million to $36.1 million compared with the
28.3% revenue increase. This is a result of an increase of $425 in the average cost of each new vehicle sold in the first quarter of 2005 to $26,648 from
$26,223 in the prior year's comparable quarter, coupled with the relatively large increase in unit sales volume. For used vehicles the cost of sales increase of 15.1% to $45.1 was more than the revenue increase of 14.1%. The average cost of each used vehicle sold increased by $2,374 in the 2005 first quarter compared with the same period in 2004. This increase in the average cost of used vehicles sold more than offset the effects of the decline in unit sales volume of such vehicles, resulting in the used vehicle cost of sales increase of
$5.9 million. The cost of sales of the service and parts departments increased
26.9% to $3.3 million while revenue from these departments increased only 15.4%.

Gross profit. Our gross profit was $16.9 million for the three months ended
March 31, 2005, an increase of approximately $2.8 million, or 19.9%, from gross profits of $14.1 million in the prior year's comparable quarter. Almost two-thirds of the increase in gross profit was attributable to new vehicles. The increase in the number of new vehicles sold and an average increase of $992 in gross profit for each new vehicle sold resulted in aggregate gross profit for new vehicles of $3.8 million in the 2005 quarter, an increase of $1.8 million, or 90.0% over the 2004 first quarter's new vehicles' gross profit of $2.0 million. The increase in gross profit ($517) on each used vehicle sold, substantially more than offsetting the decline in used vehicle units sold, resulted in gross profits of $11.6 million in the 2005 first quarter, an increase of $1.1 million, or 10.5%, over the prior year's comparable quarter's used vehicle gross profit of $10.5 million. Gross profits as a percentage of sales was approximately the same at 16.7% in the first quarter of 2005 as 16.6%
in the prior year's comparable quarter. However, the substantially greater sales volume of new vehicles with the substantially higher gross profit per vehicle, as well as the increase in

gross profit per used vehicle sold, which more than offset the decline in used vehicle unit sales, contributed to the overall increase in gross profits.

Operating expenses. In the three months ended March 31, 2005, operating expenses increased approximately $2.2 million or 15.5%, to approximately $16.4 million, from $14.2 million in the prior year's comparable quarter. This increase is generally attributable to the substantial growth of the revenues during the 2005 quarter and the selling, general and administrative expenses necessary to support such growth. Specifically, payroll costs, for additional sales personnel, increased commissions and bonuses, primarily to a related party, HB
Automotive, Inc., were most responsible for this increase. Because of economies of scale, cost-cutting strategies in effect and the fixed costs inherent in our operations, our operating costs did not keep pace with the percentage growth of our revenues. Interest related to our floor plan financing was $700,000 in the
2005 period compared with $508,000 in the comparable 2004 period. On average, we maintained a significantly higher inventory level in 2005, necessary to support the sales growth and interest rates increased.

Interest expense, net. Net interest expense had a net decrease of approximately
$7,000 to $181,000 in the first quarter of 2005 from interest expense of
$188,000 incurred in the comparable prior period. The decline in interest is attributable to repayments of long-term debt.

Income tax expense. Income taxes are provided based on our annualized estimated effective tax rate.

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

Income tax expense. Income taxes are provided based on our annualized estimated effective tax rate. In the first quarter of 2004, we increased our deferred tax asset by $120,000, the amount of tax benefit we recorded in this period.

LIQUIDITY AND CAPITAL RESOURCES - MARCH 31, 2005

At March 31, 2005, our total assets were $90.3 million, an increase of approximately $4.3 million from total assets of $86.0 million at December 31,
2004. This aggregate increase is primarily related to the increases in our accounts receivable and inventories of $3.0 million and $4.6 million, respectively, as partially offset by decrease in cash and cash equivalents of
$2.1 million and due from related parties of $900,000.

For the three months ended March 31, 2005, we had a net decrease in cash and cash equivalents of $2,127,606. The primary reason for this decrease was the net cash used in our operations of $2,055,237. This was comprised of our net loss of
$70,236, plus non-cash charges (depreciation, bad debt expense and deferred income taxes) aggregating $551,144, less a net increase in assets of $6,727,402
(primarily accounts receivable of $3,077,849 and inventories of $4,578,693), as partially offset by a net increase of liabilities aggregating $4,091,257
(primarily a $5,947,111 increase in notes payable - floor plan less a decrease in accrued expenses of $1,874,157). The significant changes in our accounts receivable, inventories and floor plan debt are all attributable to our substantially increased sales volume.

Cash flows from our investing activities, the net effect of purchases and sales of equipment generated cash of $11,148.

Our financing activities used cash of $83,517 for payment of long-term debt.

Our working capital increased approximately $500,000 to $2.8 million at March
31, 2005 from approximately $2.3 million at December 31, 2004.

We require cash to fund our working capital needs and capital expenditures, as well as to meet existing commitments. These cash requirements include payments on long-term debt of $830,000 for the last nine months of 2005, $2.2 million for
2006, $563,000 for 2007 and $4.1 million, thereafter, and lease payments of
$895,000 million for the last nine months of 2005, $1.1 million for 2006,
$852,000 for 2007 and $1.1 million thereafter. In addition, we have an employment agreement with Bruce Bendell, pursuant to which he serves as our
President, Chief Executive Officer and Acting Chief Financial Officer. The
agreement extended automatically for an additional one-year period at the end of the initial term, June 30, 2004, and extends for an additional one-year period on each anniversary thereafter, unless 90-day prior notice of termination is provided by either Mr. Bendell or us. The agreement provides for an annual base salary of $500,000 and a quarterly bonus equal to 10% of the net income of our automotive operations after all expenses, including any other bonuses paid or accrued. In the event that Mr. Bendell's

employment is terminated prior to any annual expiration date of June 30, he will continue to receive his base salary and a guaranteed annual bonus of $250,000 per year until that date.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Risk

         Although we sell some vehicles in certain foreign countries, principally, Ukraine, Belarus and Kazakhstan, substantially all our revenues come from sales of vehicles in the Unites States. Consequently, foreign sales constitute a minimal amount of our revenues. Even so, our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because substantially all our revenues are currently denominated in U.S. dollars, a strengthening of the dollar could make our vehicles less competitive in foreign markets. Due to the nature of our operations, we believe that there is not a material risk exposure.

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

ITEM 4.           CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the design and effectiveness of our disclosure controls and procedures, as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act
of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report (the "Evaluation Date). Based on this evaluation of our disclosure controls and procedures, we have concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective in timely alerting us to material information required to be included in our periodic SEC reports. We have insufficient accounting personnel who can analyze, record and resolve complex transactions and accounting matters, including certain inventory reconciliations, on a timely basis and we have recognized some weaknesses in financial reporting procedures. However, we are aware of no errors which have occurred during the period covered by this report.

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

Changes in Internal Controls

There were no significant changes in our internal controls over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
2004.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Date: August 8, 2005         /s/ Bruce Bendell
                             ------------------
                             Bruce Bendell
                             President, Chief Executive Officer and Acting Chief
                             Financial Officer

