Form 10-Q
period 2005-06-30
MAJOR AUTOMOTIVE COMPANIES INC
filed 2005-09-15
CIK 1009779

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

               For the quarterly period ended June 30, 2005 or

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

                            43-40 Northern Boulevard
                        Long Island City, New York 11101
                    (Address of Principal Executive Offices)

                                 (718) 937-3700
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

Indicate by checkmark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act). YES [ ] NO [X]

As of September 13, 2005, there were 9,222,228 shares of the registrant's common stock outstanding.

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition

PART II. OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                              June 30, 2005      December 31, 2004
                                                              -------------      -----------------
                                                               (Unaudited)

ASSETS

Current assets
  Cash and cash equivalents                                    $  1,717,488        $  3,723,500
  Short-term investments                                            435,510             433,145
  Net investment in direct financing leases, current                145,078             181,079
  Accounts receivable, net of allowance for doubtful
    accounts of $435,000 and $492,000 in 2005 and 2004           19,153,071          11,849,314
  Inventories                                                    59,342,031          53,719,844
  Due from related parties                                           45,303           1,216,925
  Other current assets                                              194,449             224,416
                                                               ------------        ------------
    Total current assets                                         81,032,930          71,348,223

Net investment in direct financing leases,
  net of current portion                                            240,292             285,495
Property and equipment, net                                       5,058,551           5,028,024
Deferred income taxes                                             1,459,535           1,459,535
Goodwill                                                          5,260,000           5,260,000
Due from related parties                                            469,745             493,745
Due from officer                                                  1,395,358           1,395,358
Notes receivable and other assets                                   892,733             744,087
                                                               ------------        ------------
    Total assets                                               $ 95,809,144        $ 86,014,467
                                                               ============        ============


See accompanying notes to consolidated condensed financial statements.



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

  Notes payable - floor plan                                   $ 56,147,534        $ 51,380,310
  Accounts payable                                                8,829,800           8,565,886
  Accrued expenses                                               10,506,522           8,018,320
  Current maturities of long-term debt                            2,188,587             895,409
  Customer deposits and other current liabilities                   542,227             548,749
                                                               ------------        ------------
    Total current liabilities                                    78,214,670          69,408,674

Long-term debt, less current maturities                           5,548,911           6,910,269
                                                               ------------        ------------
    Total liabilities                                            83,763,581          76,318,943

Commitments and contingencies
Stockholders' equity
  Preferred stock, $.01 par value- 2,000,000 shares
    authorized; 0 shares issued and outstanding
    in 2005 and 2004                                                      -                   -

  Common stock, $.01 par value- 50,000,000 shares
    authorized; 9,738,047 and 9,720,047 shares issued;
    and  9,222,228 and 9,204,228 shares outstanding in
    2005 and 2004, respectively                                      97,380              97,200

  Additional paid-in capital                                     40,207,569          40,189,749

  Deficit                                                       (25,944,234)        (28,276,273)

  Treasury stock, at cost; 515,819 shares in 2005 and 2004       (2,315,152)         (2,315,152)
                                                               ------------        ------------
    Total stockholders' equity                                   12,045,563           9,695,524
                                                               ------------        ------------
    Total liabilities and stockholders' equity                 $ 95,809,144        $ 86,014,467
                                                               ============        ============


See accompanying notes to consolidated condensed financial statements.

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                For the Six Months Ended June 30,     For the Three Months Ended June 30,
                                                ---------------------------------     -----------------------------------
                                                   2005                   2004             2005                   2004
                                                   ----                   ----             ----                   ----

Sales                                          $ 236,284,937         $ 188,794,842    $ 134,808,533          $ 103,923,036
Cost of sales                                    197,250,279           157,691,278      112,688,984             86,933,351
                                               -------------         -------------    -------------          -------------
    Gross profit                                  39,034,658            31,103,564       22,119,549             16,989,685

Operating expenses                                35,273,640            29,614,439       18,903,309             15,400,324

Interest expense, net of interest income             360,496               373,672          179,298                185,499
                                               -------------         -------------    -------------          -------------
    Income before income taxes                     3,400,522             1,115,453        3,036,942              1,403,862

Income tax expense                                 1,068,483                60,215          970,605                160,627
                                               -------------         -------------    -------------          -------------
Net income                                     $   2,332,039         $   1,055,238    $   2,066,337          $   1,243,235
                                               =============         =============    =============          =============

Net income per common share

  Basic                                        $        0.25         $        0.11    $        0.22          $        0.13

  Diluted                                      $        0.25         $        0.11    $        0.22          $        0.13
                                               =============         =============    =============          =============

Average number of shares used in computation:

  Basic                                            9,210,394             9,480,889        9,216,492              9,486,922

  Diluted                                          9,230,771             9,488,410        9,234,543              9,489,505
                                               =============         =============    =============          =============


See accompanying notes to consolidated condensed financial statements.

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)



                                                                                               2005            2004
                                                                                               ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                               $ 2,332,039      $ 1,055,238
  Adjustments to reconcile net income
    to net cash provided by (used in) operating activities
    Depreciation and amortization                                                              231,023          185,533
    Stock issued for compensation and services                                                  18,000           14,220
    Additions to (reductions of) allowance for doubtful accounts                               (56,595)          26,300
    Additions to (reductions of) inventory reserves                                           (364,362)         246,650
    Loss on sale of equipment, net                                                             (10,983)          (2,400)
    Goodwill written off on franchise termination                                                    -          213,000
  (Increase) decrease in assets:
    Net investment in direct financing leases                                                   81,204           86,391
    Accounts receivable                                                                     (7,247,162)      (2,618,709)
    Inventories                                                                             (5,257,825)         424,064
    Due from related parties                                                                 1,195,622          879,418
    Notes receivable and other assets
                                                                                              (118,678)         (20,819)
  Increase or (decrease) in liabilities
    Accounts payable                                                                           263,914        1,420,157
    Accrued expenses                                                                         2,488,201        1,246,828
    Customer deposits and other liabilities                                                     (6,522)          32,675
    Notes payable - floor plan                                                               4,767,224           79,865
                                                                                           -----------      -----------
    NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES                                        (1,684,900)       3,268,411
                                                                                           -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                                          (428,877)        (132,953)
  Proceeds from sale of equipment                                                              178,310           21,311
  Proceeds from certificate of deposit                                                               -          431,740
  Purchase of certificate of deposit                                                            (2,365)        (430,325)
                                                                                           -----------      -----------
    NET CASH USED IN INVESTING ACTIVITIES                                                     (252,932)        (110,227)
                                                                                           -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of long-term debt                                                                    (68,180)        (265,956)
                                                                                           -----------      -----------
    NET CASH USED IN FINANCING ACTIVITIES                                                      (68,180)        (265,956)
                                                                                           -----------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (2,006,012)       2,892,228

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               3,723,500        1,003,137
                                                                                           -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $ 1,717,488      $ 3,895,365
                                                                                           ===========      ===========

Supplemental Disclosures of Cash Flows Information
  Cash paid during the period for:
    Interest                                                                               $ 1,374,573      $ 1,601,110
    Income taxes                                                                               103,000           20,000



See accompanying notes to consolidated condensed financial statements

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                                  June 30, 2005

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

     For the six months ended June 30, 2005 and 2004, aggregate floor plan interest included in operating expenses was $1,531,480 and $885,460, respectively. In the three months ended June 30, 2005 and 2004, aggregate floor plan interest included in operating expenses was $832,217 and $377,764, respectively

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                                  June 30, 2005
                                    Continued

     For the six-month and three-month periods ended June 30, 2005 and 2004, aggregate floor plan assistance received was, as follows:



                                               Six Months Ended June 30,          Three Months Ended June 30,
                                               -------------------------          ---------------------------
                                                 2005              2004              2005             2004
                                                 ----              ----              ----             ----

Total floor plan assistance received          $ 1,052,478       $  626,795         $  560,032      $  275,141
                                              ===========       ==========         ==========      ==========

Amount included in cost of sales              $ 1,018,590       $  925,452         $  590,412      $  546,566
                                              ===========       ==========         ==========      ==========


     For the six-month and three-month periods ended June 30, 2005 and 2004, aggregate advertising assistance received was, as follows:



                                               Six Months Ended June 30,          Three Months Ended June 30,
                                               -------------------------          ---------------------------
                                                2005              2004               2005             2004
                                                ----              ----               ----             ----

Total advertising assistance received         $  516,518        $  412,228         $ 296,334       $  241,243
                                              ===========       ==========         ==========      ==========

Amount included in cost of sales              $  505,892        $  505,248         $ 318,989       $  175,750
                                              ===========       ==========         ==========      ==========


3.   Inventories

     Inventories are comprised of the following:

                                      June 30, 2005      December 31, 2004
                                      -------------      -----------------
New automobiles                       $  18,982,074         $  16,187,727
New trucks and vans                      16,041,594            14,583,590
Used automobiles and trucks              22,847,993            21,547,355
Parts and accessories                     1,384,153             1,348,715
Other                                        86,217                52,457
                                      -------------         -------------
                                      $  59,342,031         $  53,719,844
                                      =============         =============

Aggregate reserves included in the inventories were $282,000 and $647,000 at
June 30, 2005 and December 31, 2004, respectively.

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                                  June 30, 2005
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
For the six-month and three-month periods ended June 30, 2005 and 2004, the related party sales and purchases were as follows:



                                Six Months Ended June 30,         Three Months Ended June 30,
                                 2005              2004              2005             2004
                                 ----              ----              ----             ----

Related party sales           $ 2,712,524       $ 2,963,624       $1,501,833       $1,349,777
                              ===========       ===========       ==========       ==========

Related party purchases       $ 3,614,888       $ 3,610,871       $1,915,477       $1,765,248
                              ===========       ===========       ==========       ==========


     Pursuant to an agreement in principal, effective January 1, 2004, with HB
Automotive, Inc., a company controlled by Harold Bendell, and a management agreement with Harold Bendell, the Company has accrued management fees for services performed for the Company by HB Automotive, Inc. and Harold Bendell.
For the six months ended June 30, 2005 and 2004, such fees, included in operating expenses, amounted to $1,580,200 and $1,225,900, respectively. For the three months ended June 30, 2005 and 2004, such fees, included in operating expenses, amounted to $1,042,100 and $743,80000, respectively. At June 30, 2005, the Company is indebted to HB Automotive, Inc. in the aggregate amount of
$1,176,476 in connection with such fees, which are included in accrued expenses.

     As of June 30, 2005, Bruce Bendell was indebted to the Company in the amount of $1,395,358, for which no interest has been charged. This indebtedness arose from a series of cash advances, the latest of which was made prior to June
30, 2002.

5.   Stock Issuance

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

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                                  June 30, 2005
                                    Continued

6.   Contingencies

     The Company is involved in a number of legal proceedings arising out of the conduct of our business, including litigation with customers, current and former business associates and employment-related lawsuits. The Company intends to vigorously defend itself and assert available defenses with respect to each of these matters. Where necessary, the Company has accrued its estimate of the probable costs for the resolution of these proceedings based on consultation with outside counsel, assuming various strategies. Further, the Company has certain insurance coverage and rights of indemnification with respect to certain aspects of these matters. During the six months ended June 30, 2005, there were no significant developments in the Company's legal proceedings, which are discussed in detail in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. However, a settlement or an adverse resolution of one or more of these matters may result in the payment of significant costs and damages, which could have a material adverse effect on the Company's business, financial condition, results of operations, cash flows and prospects.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error
Corrections -- a replacement of APB Opinion No. 20 and FASB Statement No. 3."
This statement changes the requirements for accounting for and reporting a change in accounting principles and applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement requires retrospective application to prior periods' financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of change. This statement becomes effective for fiscal years beginning after December 15, 2005.

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

In the first six months of 2005, our operations generated pre-tax income of approximately $3,401,000 and net income of approximately $2,332,000. In the comparable quarter of 2004, our operations resulted in pre-tax income of
$1,115,000 and net income of $1,055,000. The most significant factor in this result was the increase in our gross profits. In the 2005 six-month period our sales increased by $47.5 million to $236.3 million, or 25.2%, from $188.8 million in the 2004 comparable period. We believe this sales increase is attributable to a continuation of a trend that developed in 2004. New vehicle manufacturers have continued to offer cash-back and other incentives. This has led more customers who were formerly used car buyers toward purchases of new vehicles. Both the revenue per new vehicle sold and the gross profit per new vehicle sold remained relatively flat, but the volume of new vehicle unit sales increased 26.0%. Our used vehicle unit sales increased 14.0% during the first six months of 2005 as compared with the prior year's first half, and a strong increase in average selling price per used vehicle sold, which we attribute to both a shortage in the availability of good quality late-model used vehicles and our customers migrating to higher value used vehicles, generated an overall revenue increase of 25.3% from used vehicle sales. Along with the higher volume on new vehicles our gross profit percentages increased slightly, which generated more than a 27% increase in gross profit from new vehicles sold. While our used vehicle gross profit percentage increased less than 1% period to period, along with the volume, used vehicle sales generated a gross profit increase on used vehicle sales of 30%. Our total gross profit in the first half of 2005 increased to $39.0 million or $7.9 million (25.4%) more than our gross profit in the comparable period in 2004.

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

Inventory. Our inventory policy determines the valuation of inventory, which is a significant component of our consolidated condensed balance sheets. Our inventory consists primarily of retail vehicles held for sale valued at the lower of cost or market with new vehicles valued on the first-in, first-out basis and used vehicles and vehicles held for lease with cost determined using the specific identification method, net of reserves. Cost includes the actual price paid for each vehicle plus reconditioning and transportation expenses. We establish reserves based on vehicle inventory aging and management's estimate of market values. While we believe that our estimates of market value are appropriate, we are subject to the risk that our inventory may be overvalued from time to time primarily with respect to used vehicles, which could require additional reserves to be recorded.

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
142, "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill and intangible assets deemed to have indefinite lives are no longer amortized but, instead are subject to impairment tests at least annually. We began applying the new rules on accounting for goodwill beginning in the first quarter of 2002.
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

For the six months ended June 30, 2005 and 2004, aggregate floor plan interest included in operating expense was $1,531,480 and $855,460, respectively. For the three months ended June 30, 2005 and 2004, aggregate floor plan interest included in operating expense was $832,217 and $377,764, respectively. The increase of floor plan interest expense in the 2005 periods is reflective of the comparatively higher levels of inventory we maintained combined with higher interest rates in the 2005 periods compared with the same periods in 2004.

For the six months ended June 30, 2005 and 2004, aggregate floor plan assistance included as a reduction of cost of sales was $1,018,590 and $925,452, respectively. For the three months ended June 30, 2005 and 2004, aggregate floor plan assistance that reduced cost of sales was $590,412 and $546,566, respectively.

Advertising assistance received from manufacturers for the six months ended June
30, 2005 and 2004, included as a reduction of cost of sales was $505,892 and
$505,248, respectively. Advertising assistance received from manufacturers for the three months ended June 30, 2005 and 2004, included as a reduction of cost of sales was $318,989 and $175,750, respectively.

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



SELECTED OPERATING DATA (UNAUDITED)

($ in millions, except per vehicle data)

                                           SIX MONTHS ENDED JUNE 30,                          THREE MONTHS ENDED JUNE 30,
                                           -------------------------                          ---------------------------
                                                        Variance -                                            Variance -
                                                        Favorable         %                                   Favorable       %
                                  2005       2004     (Unfavorable)   Variance         2005        2004     (Unfavorable)  Variance
                                  ----       ----     -------------   --------         ----        ----     -------------  --------

Revenues
  New vehicles                 $    94.9   $    75.4    $    19.5        25.9       $    55.0    $    44.3    $    10.7      24.2
  Used vehicles                    130.6       104.2         26.4        25.3            74.0         54.7         19.3      35.3
  Service and parts                 10.0         8.3          1.7        20.5             5.4          4.4          1.0      22.7
  Other                              0.8         0.9         (0.1)      (11.1)            0.4          0.5         (0.1)    (20.0)
                               ---------   ---------    ---------      ------       ---------    ---------    ---------    ------
    Total revenues             $   236.3   $   188.8    $    47.5        25.2       $   134.8    $   103.9    $    30.9      29.7
                               =========   =========    =========      ======       =========    =========    =========    ======

GROSS PROFIT
  New vehicles                 $     9.3   $     7.3    $     2.0        27.4       $     5.5    $     5.2    $     0.3       5.8
  Used vehicles                     26.4        20.3          6.1        30.0            14.8          9.9          4.9      49.5
  Service and parts                  2.5         2.6         (0.1)       (3.8)            1.4          1.3          0.1       7.7
  Other                              0.8         0.9         (0.1)      (11.1)            0.4          0.6         (0.2)    (33.3)
                               ---------   ---------    ---------      ------       ---------    ---------    ---------    ------
    Total gross profit         $    39.0   $    31.1    $     7.9        25.4            22.1         17.0    $     5.1      30.0
                               =========   =========    =========      ======       =========    =========    =========    ======
  Gross profit percentage           16.5%       16.5%         0.0%        0.2            16.4%        16.4%         0.0%      0.2
                               =========   =========    =========      ======       =========    =========    =========    ======
NEW VEHICLES
Unit sales                         3,269       2,595          674        26.0           1,911        1,487          424      28.5
Average revenue per vehicle    $  29,046   $  29,052    $      (6)       (0.0)      $  28,784    $  29,789    $  (1,005)     (3.4)
Average cost per vehicle       $  26,199   $  26,248    $     (49)       (0.2)      $  25,922    $  26,266    $    (344)     (1.3)
Gross profit per vehicle       $   2,847   $   2,804    $      43         1.5       $   2,862    $   3,523    $    (661)    (18.8)
Gross profit percentage              9.8%        9.7%         0.1%        1.0             9.9%        11.8%        -1.9%    (16.1)

USED VEHICLES
Unit sales                         8,124       7,126          998        14.0           4,595        3,359        1,236      36.8
Average revenue per vehicle    $  16,070   $  14,628    $   1,442         9.9       $  16,096    $  16,291    $    (195)     (1.2)
Average cost per vehicle       $  12,825   $  11,780    $   1,045         8.9       $  12,867    $  13,332    $    (465)     (3.5)
Gross profit per vehicle       $   3,245   $   2,848    $     397        13.9       $   3,229    $   2,959    $     270       9.1
Gross profit percentage             20.2%       19.5%         0.7%        3.6            20.1%        18.2%         1.9%     10.4

PERCENTAGE OF TOTAL REVENUES
New vehicles                        40.2%       39.9%         0.3%        0.8            40.8%        42.6%        -1.8%     (4.2)
Used vehicles                       55.3%       55.2%         0.1%        0.2            54.9%        52.6%         2.3%      4.4
Service and parts                    4.2%        4.4%        -0.2%       (4.5)            4.0%         4.2%        -0.2%     (4.8)
Other                                0.3%        0.5%        -0.2%      (40.0)            0.3%         0.6%        -0.3%    (50.0)
                               ---------   ---------    ---------      ------       ---------    ---------    ---------    ------
                                   100.0%      100.0%         0.0%        0.0%          100.0%       100.0%         0.0%      0.0%
                               =========   =========    =========      ======       =========    =========    =========    ======
OTHER OPERATING DATA
Total operating expenses       $   35.3    $    29.6    $     5.7        19.3       $    18.9    $    15.4    $     3.5      22.7
Floor plan interest, included
  in operating expenses             1.5          0.9          0.6         0.4             0.8          0.4          0.4       0.5


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2005 AND SIX MONTHS ENDED
JUNE 30, 2004

     Revenues. Revenues for the six-month period ended June 30, 2005 increased to approximately $236.3 million, which is $47.5 million, or 25.2%, more than the prior comparable period's revenues of $188.8 million. Both new vehicle sales and used vehicle sales contributed significantly to this increase. New vehicle sales increased by 674 units in the first half of 2005 to 3,269 units from 2,595 units in the first half of 2004, primarily, because of increased consumer incentives from new vehicle manufacturers. Used vehicle unit sales increased 14.0% to 8,124 units, retail and wholesale, in the current year's six month period as compared with 7,126 units in the comparable 2004 period. We believe this increase of 998 units, is primarily attributable to the effects of the general consumer trend in the industry, our extensive inventory that can provide consumers with quality used vehicles at all price points, including high line and luxury vehicles, and our ability to arrange favorable financing for most customers. While new vehicle revenues increased primarily because of volume (sales prices increased only $6 per vehicle on average), used vehicle revenue growth benefited from an average increase of $1,442 per vehicle sold. An average of approximately 1,354 used vehicles, company-wide, retail and wholesale, were sold during each of the months in the 2005 period, compared with an average of 1,188 units per month in the 2004 comparable period. We believe that the consumer trend toward new vehicle purchases will continue as long as manufacturers remain committed to giving new vehicle purchasers substantial incentives to do so. We also believe that our ability to provide a wide range of quality used vehicles and to secure financing for most customers will allows us to continue to grow our used vehicle operations.

     Cost of sales. The cost of sales increase of approximately $39.6 million, or 25.1%, to $197.3 million in the first half of 2005 from $157.7 million for the six months ended June 30, 2004, is proportional to the total revenue increase of 25.2%.

     Gross profit. Our total gross profit of $39.0 million for the six months ended June 30, 2005 is approximately $7.9 million, or 25.4%, more than gross profit of $31.1 million in the prior year's comparable period. The increase in gross profit was primarily attributable to both the increase in gross profit on the increased volume of new vehicle sales of approximately $2.0 million and the increase in gross profit of approximately $6.1 million on increased used vehicle sales volume in the 2005 period, compared with the first six months of 2004.
Gross profits as a percentage of sales remained unchanged at 16.5% in each period in total.

     Operating expenses. In the six months ended June 30, 2005, operating expenses increased approximately $5.7 million, or 19.3%, to approximately $35.3 million, from approximately $29.6 million in the prior year's comparable period.
This increase is generally attributable to the substantial growth of the revenues during the 2005 period and the selling, general and administrative expenses necessary to support such growth. Payroll costs, for additional sales personnel, increased commissions and related taxes increased by approximately
$2.1 million in the first six months of 2005 from the comparable 2004 period and bonuses, primarily to a related party, HB Automotive, Inc., increased by approximately $700,000 in the 2005 first six months from the prior year's first six months. Together, such payroll and bonus costs represent approximately half of the operating expenses increase. Additionally, during the comparable six-month period in 2004, we recorded net gains of $365,000 and $237,000, respectively, from a reversal of a reserve for closing costs of one dealership and on the sale of another. These gains reduced operating expenses in the 2004 period. Because of economies of scale, cost-cutting strategies in effect and the fixed costs inherent in our operations, our operating costs did not keep pace with the percentage growth of our revenues. Interest related to our floor plan financing, which is included in operating expenses, was approximately $1.5 million in the 2005 period compared with approximately $900,000 in the comparable 2004 period. On average, we maintained a significantly higher inventory level in 2005, necessary to support the sales growth and interest rates increased.

     Interest expense, net. Net interest expense had a net decrease of approximately $13,000 in the first half of 2005 compared with the same 2004 period. The decrease in interest is attributable to repayments of long-term debt.

     Income tax expense. Income taxes are provided based on our annualized estimated effective tax rate, which reflects the expected utilization of the net operating loss carryovers for the year ending December 31, 2005.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2005 AND THREE MONTHS ENDED
JUNE 30, 2004

     Revenues. Revenues for the three-month period ended June 30, 2005 increased to approximately $134.8 million, which is $30.9 million, or 29.7%, more than the prior comparable period's revenues of $103.9 million. The primary reason for the increase in revenues was the increase in units of both new and used vehicles sold. New vehicle unit sales increased by 424 units, or 28.5%, in the current quarter compared with the 2004 second quarter. Used vehicle sales revenues also increased substantially quarter to quarter. The number of used vehicles sold increased by 1,236 (36.8%) units, retail and wholesale, from 3,359 in 2004 to
4,595 in 2005. Total used vehicle sales revenue increased to $74.0 million in the 2005 second quarter from $54.7 million in the 2004 comparable period, an increase of $19.3 million, or 35.3%. Increased unit sales volume was the reason for growth of used vehicle revenues. Revenue per new vehicle sold decreased by
$1,005 per vehicle in the 2005 second quarter to $28,784 as compared with the second quarter of 2004's revenue per new vehicle of $29,789. Revenue per used vehicle sold decreased, on average, by approximately $195 in the 2005 period from the comparable quarter in the prior year. We believe that during the first two quarters of 2005, there was a consumer trend toward new vehicle purchases that will continue as long as manufacturers remain committed to giving new vehicle purchasers substantial incentives to do so. Also, our ability to sell a wide variety of quality used vehicles at all price points, plus our ability to arrange financing for most customers, has enabled us to attract and retain used vehicle customers and contribute to our growth this period.

     Cost of sales. The cost of sales increase of approximately $25.8 million, or 29.7%, to $112.7 million in the second quarter of 2005 from $86.9 million for the three months ended June 30, 2004 corresponds to the 29.7% increase in revenues this quarter.

     Gross profit. Our total gross profit of $22.1 million for the three months ended June 30, 2005, is an increase of $5.1 million, or 30.0%, from gross profit of $17.0 million in the prior year's comparable quarter. The increase in gross profit was primarily attributable to the increase in volume of new and used vehicles sold in the period. Gross profits as a percentage of sales remained unchanged at 16.4% in each period in total, increasing by approximately 1.9% for used vehicles and decreasing approximately 1.9% for new vehicles.

Operating expenses. In the three months ended June 30, 2005, operating expenses increased approximately $3.5 million, or 22.7%, to approximately $18.9 million, from $15.4 million in the prior year's comparable quarter. This increase is generally attributable to the substantial growth of the revenues during the 2005 period and the selling, general and administrative expenses necessary to support such growth. Payroll costs, for additional sales personnel, increased commissions and related taxes increased by approximately $1.5 million in the second quarter of 2005 from the comparable 2004 period and bonuses, primarily to a related party, HB Automotive, Inc., increased by approximately $500,000 in the
2005 second quarter from the 2004 second quarter. Together, such payroll and bonus costs represent almost 60% of the operating expenses increase.
Additionally, during the comparable three-month period in 2004, we recorded a net gain of $237,000 on the sale of one of our dealerships. This gain reduced operating expenses in the 2004 period. Because of economies of scale, cost-cutting strategies in effect and the fixed costs inherent in our operations, our operating costs did not keep pace with the percentage growth of our revenues. Interest related to our floor plan financing, which is included in operating expenses, was approximately $800,000 in the 2005 period compared with approximately $400,000 in the comparable 2004 period. On average, we maintained a significantly higher inventory level in 2005, necessary to support the sales growth and interest rates increased.

     Interest expense, net. Net interest expense had a net decrease of approximately $6,000 to $179,000 in the second quarter of 2005 from $186,000 recorded in the comparable prior period. This decrease is attributable to repayments of long-term debt.

     Income tax expense. Income taxes are provided based on our annualized estimated effective tax rate, which reflects the expected utilization of the net operating loss carryovers for the year ending December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES - JUNE 30, 2005

At June 30, 2005, our total assets were almost $96 million, an increase of approximately $10 million from total assets of $86 million at December 31, 2004.
This aggregate increase is primarily related to the increases in our accounts receivable and inventories of $7.3 million and $5.6 million, respectively, as partially offset by decrease in cash and cash equivalents of $2.0 million and due from related parties of $1.2 million.

For the six months ended June 30, 2005, we had a net decrease in cash and cash equivalents of $2,006,012. The primary reason for this decrease was the net cash used in our operations of $1,684,900. This was comprised of our net profit of
$2,332,039, less non-cash additions to earnings (primarily reduction in allowances for bad debts and inventory of $56,595 and $364,362, respectively, plus non-cash charges, primarily depreciation of $231,023), resulting in a net reduction of $182,917, less a net increase in assets of $11,346,839 (primarily increases in accounts receivable of $7,247,162 and inventories of $5,257,825, less a decrease in due from related parties of $1,195,622), as partially offset by a net increase of liabilities aggregating $7,512,817 (primarily a $4,767,224 increase in notes payable - floor plan and an aggregate increase in accounts payable and accrued expenses of $2,752,115). The significant changes in our accounts receivable, inventories and floor plan debt are all attributable to our substantially increased sales volume and the inventory and related financing necessary to support such sales

Cash flows from our investing activities, the net effect of purchases and sales of equipment used $252,932 of cash.

Our financing activities used cash of $68,180 for payment of long-term debt.

Our working capital increased approximately $900,000 million to $2.8 million at
June 30, 2005 from approximately $1.9 million at December 31, 2004.

We require cash to fund our working capital needs and capital expenditures, as well as to meet existing commitments. These cash requirements include payments on long-term debt of $1.9 million for the last six months of 2005, $1.2 million for 2006, $563,000 for 2007 and $4.1 million, thereafter, and lease payments of
$597,000 for the last six months of 2005, $1.1 million for 2006, $852,000 for
2007 and $1.1 million thereafter. In addition, pursuant to an employment agreement with our President, Chief Executive Officer and Acting Chief Financial
Officer, Bruce Bendell, we are obligated to pay him a minimum of $500,000 per year, at least, through June 30, 2006. We believe that such agreement will be extended or renegotiated. However, there can be no assurance that we and Mr.
Bendell will agree on terms or, if agreed upon, that such terms will not include material increases in cash or other compensation to Mr. Bendell. All of these obligations are funded, principally, from cash flows from operations and borrowings under floor plan financings.

We believe that the cash generated from existing operations, together with cash on hand and available credit from our current lenders, including banks and floor plan lenders, will be sufficient to finance our debt and lease obligations, other commitments, current operations and internal growth for at least the next twenty-four months.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our Chief Executive Officer, who is also our Acting Chief Financial Officer, of the design and effectiveness of our disclosure controls and procedures, as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities
Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report (the "Evaluation Date). Based on this evaluation of our disclosure controls and procedures, we have concluded that, as of the
Evaluation Date, our disclosure controls and procedures were not effective in timely alerting us to material information required to be included in our periodic SEC reports. We have insufficient accounting personnel who can analyze, record and resolve complex transactions and accounting matters, including certain inventory reconciliations, on a timely basis and we have recognized some weaknesses in financial reporting procedures. However, we are aware of no errors which have occurred during the period covered by this report.

In response to the matters discussed above, we are taking the following steps to strengthen our internal controls over financial reporting:

     Expand our accounting and reporting resources by seeking to hire a full-time chief financial officer and such other accounting personnel, as required.

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

1. On April 30, 2005, we issued 4,500 shares of our common stock to David
Edelstein, at a per share price of $1.00, as compensation for services as an outside member of our Board of Directors.

2. On April 30, 2005, we issued 4,500 shares of our common stock to Steven
Hornstock, at a per share price of $1.00, as compensation for services as an outside member of our Board of Directors.

3. On April 30, 2005, we issued 4,500 shares of our common stock to Alan
Pearson, at a per share price of $1.00, as compensation for services as an outside member of our Board of Directors.

4. On April 30, 2005, we issued 4,500 shares of our common stock to Jeffrey
Weiner, at a per share price of $1.00, as compensation for services as an outside member of the Company's Board of Directors.

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

                                            THE MAJOR AUTOMOTIVE COMPANIES, INC.

Date: September 15, 2005                    /s/ Bruce Bendell
                                            ------------------
                                            Bruce Bendell
                                            President, Chief Executive Officer
                                            and Acting Chief Financial Officer
                                                                                                                          -

