Form 10-K/A
period 2004-12-31
MAJOR AUTOMOTIVE COMPANIES INC
filed 2006-01-30
CIK 1009779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
COMMISSION FILE NUMBER: 0-29182

THE MAJOR AUTOMOTIVE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	11-3292094
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

43-40 NORTHERN BOULEVARD, LONG ISLAND CITY, NEW YORK 11101
(Address, including Zip Code, of principal executive offices)
Registrant's telephone number, including area code: (718) 937-3700

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK, $0.01 PAR VALUE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES  NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    Accelerated filer    Non-accelerated filer  X

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES  NO

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of January 26, 2006 was approximately $7,693,773.

As of January 26, 2006, there were 9,222,228 shares of the registrant's common stock outstanding.

PART I

Explanatory Note

The Major Automotive Companies, Inc. (‘‘we,’’ ‘‘us,’’ ‘‘our’’ or the ‘‘Company’’) is filing this Amendment No. 1 on Form 10-K/A (the ‘‘Amendment’’) to amend our previously filed Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission (the ‘‘SEC’’) on July 26, 2005 (the ‘‘Original Filing’’). This Amendment is being filed to reflect the results of comments that the Company received from the staff of the Division of Corporation Finance (the Staff) of the Securities and Exchange Commission (the SEC) in connection with the Staff’s normal periodic review of its filings and has resulted in the Company restating its balance sheets as of December 31, 2004 and 2003 and the related consolidated statements of cash flows for each of the three years in the period ended December 31, 2004.

A discussion of the restatement is set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 7 to the Consolidated Financial Statements included in this Amendment. Changes have also been made to the following items in this Amendment as a result of the restatement:

•	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and

•	Item 8. Financial Statements and Supplementary Data, including the Notes to the Consolidated Financial Statements.

The changes do not affect working capital or total cash flows. The other portions of the Original Filing are unaffected and have not been amended. All information in this Amendment is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing, except to reflect the changes discussed in the restatement note. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

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

When used in the Annual Report on Form 10-K, the words ‘‘may’’, ‘‘will’’, ‘‘should’’, ‘‘expect’’, ‘‘believe’’, ‘‘anticipate’’, ‘‘continue’’, ‘‘estimate’’, ‘‘project’’, ‘‘intend’’ and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act regarding events, conditions and financial trends that may affect our future plans of operations, business strategy, results of operations and financial condition. We wish to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors including our ability to consummate, and the terms of, acquisitions, if any. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein and others set forth from time to time in our reports and registration statements filed with the Securities and Exchange Commission (the ‘‘Commission’’). We disclaim any intent or obligation to update such forward-looking statements.

Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

The Company

General

The Major Automotive Companies, Inc. was incorporated in Nevada on November 7, 1995. We historically have operated as a holding company and, accordingly, we derive our revenues solely from our operating subsidiaries. Our first full year of operations was 1996. Unless otherwise indicated, all references to the ‘‘Company,’’ ‘‘we,’’ ‘‘us,’’ and ‘‘our’’ include reference to our subsidiaries as well.

Automotive Operations

We sell new and used vehicles through the Major Dealer Group (the ‘‘Major Dealer Group’’), a leading consolidator of automobile dealerships in the New York metropolitan area, which, in 2004, operated through six (6) retail automobile franchises in five showrooms in three locations. Our leasing operations consist of providing leases and other financing.

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

Automotive Operations

Major Auto Acquisition

On April 21, 1997, we and our wholly-owned subsidiary, Major Acquisition Corp., entered into a merger agreement with Major Automotive Group, Inc. (‘‘Major Auto’’) and its sole stockholder, Bruce Bendell, our President, Chief Executive Officer, Acting Chief Financial Officer, Chairman and beneficial owner of approximately 47.0% of our outstanding common stock. Pursuant to the merger agreement, Bruce Bendell contributed to Major Auto all of his shares of common stock of Major Chevrolet, Inc., Major Subaru, Inc., Major Dodge, Inc. and Major Chrysler, Plymouth, Jeep Eagle, Inc. Major Acquisition Corp. then acquired from Bruce Bendell all of the issued and outstanding shares of common stock of Major Auto in exchange for shares of a new class of our preferred stock. Major Acquisition Corp. purchased the remaining 50% of the issued and outstanding shares of common stock of Major Dodge, Inc. and Major Chrysler, Plymouth, Jeep Eagle, Inc. from Harold Bendell, Bruce Bendell's brother, for $4 million in cash pursuant to a stock purchase agreement. In addition, Major Acquisition Corp. acquired certain real estate components from Bruce Bendell and Harold Bendell (together, ‘‘the Bendells’’) for $3 million. The foregoing acquisitions are collectively referred to herein as the ‘‘Major Auto Acquisition.’’

To finance the cash portion of the Major Auto Acquisition, which aggregated $7 million ($4 million for Harold Bendell and $3 million to purchase the real estate component), Major Acquisition Corp. borrowed $7.5 million from Falcon Financial, LLC (‘‘Falcon’’) for a 15 year term at an interest rate of 10.18% pursuant to a loan and security agreement dated May 14, 1998 (the ‘‘Loan and Security Agreement’’).

Prepayment may be made, in full only, along with the payment of a premium. Pursuant to the Loan and Security Agreement, the collateral securing the transaction includes the acquired real estate and, subject to the interests of any current or prospective ‘‘floor plan or cap loan lender,’’ the assets of Major Acquisition Corp. Moreover, Major Acquisition Corp. is required to comply with certain financial covenants related to its net worth and cash flow. In addition, we provided an unconditional guarantee of the Falcon loan pursuant to a guarantee agreement dated May 14, 1998.

General

The Major Dealer Group is one of the largest volume automobile retailers in New York City. In 2004, Major Auto owned and operated the following five (5) franchised automobile dealerships operating in three showrooms in Long Island City, New York: (i) Chevrolet; (ii) Chrysler; (iii) Dodge; (iv) Jeep and (v) Kia. In addition, the Major Dealer Group owns two (2) other franchised dealerships in the New York metropolitan area: (i) Dodge, in Orange, New Jersey, and (ii) Nissan, in Hempstead, Long Island. Major Auto also distributes General Motors’ vehicles to Eastern European countries. Through its dealerships, the Major Dealer Group sells new and used automobiles, provides related financing, sells replacement parts and provides vehicle repair service and maintenance. See ‘‘Sale and Termination of Franchise Agreements.’’

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

Industry Background

According to industry data from the National Automobile Dealers Association (‘‘NADA Data’’), on average in 2004, new vehicle sales constituted 60.9% of a franchised dealership's total sales. Unit sales of new vehicles increased 1.6% in 2004 to a total of 16.9 million units sold. At an average retail-selling price of $28,060 per vehicle, new vehicle sales totaled approximately $473.1 billion in 2004. From 2000 to 2004, sales revenue from the sale of new vehicles increased approximately 9.1%. The average dealership's gross profit as a percentage of selling price for new vehicles was 5.2% in 2004.

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

The following table sets forth information regarding vehicle sales by franchised new vehicle dealerships for the periods indicated:

United States Franchised Dealers’ Vehicles Sales

	2000	2001	2002	2003	2004
	(Units in millions; dollars in billions)
New vehicle unit sales	17.4	17.1	16.8	16.6	16.9
New vehicle sales revenue(1)	$433.7	$441.1	$439.5	$434.3	$473.1
Used vehicle unit sales	12.6	12.9	11.6	11.6	11.8
Used vehicle sales revenue(1)	$172.0	$179.8	$160.6	$160.0	$168.1

(1)	Sales revenue figures were generated by multiplying the total unit sales by the average retail-selling price of the vehicle for the given year. Source: NADA Data, 2004.

In addition to revenues from the sale of new and used vehicles, automotive dealerships derive revenues from repair and warranty work, sale of replacement parts, financing and credit insurance and the sale of extended warranty coverage. According to NADA Data, revenues resulting from service and parts sales increased approximately 0.2% in 2004 for franchised dealerships. In 2004, revenue from parts and services constitutes, on average, approximately 11.5% of a franchised dealership's total sales.

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

Operating Strategy

Our operating strategy is to continually increase customer satisfaction and loyalty and to increase operating efficiencies. Key elements of this operating strategy are as follows:

Focus on Used Vehicle Sales. A key element of our operating strategy is to focus on the sale of used vehicles. According to NADA data, in 2004, approximately 11.8 million used cars were sold retail by dealers, which is approximately the same number of such sales in 2003. Sales of used vehicles are generally more profitable than sales of new vehicles. For the industry as a whole, average gross profit on used vehicles sales was 11.2%, compared with new vehicle average gross profits of 5.2%. In 2004, our dealerships’ average gross profit on used vehicles was approximately 19.4% and on new vehicles was approximately 9.4%.

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

Internet Sales and Other Innovations. We believe that we have achieved a competitive advantage through the use of technology. We have generated revenues of more than $1 million each month from our Internet website, www.majorworld.com, and other websites such as www.autotrader.com, www.nytimes.com, www.newsday.com and www.yahoo.com. Additionally, we presently enable our customers to obtain credit approvals over the telephone via a customized telephone interactive voice response system, that operates 24 hours per day, seven days per week, in multiple languages and permits customers to obtain answers to the most frequently asked questions, obtain price quotes, place orders, schedule and confirm service appointments, obtain directions to the dealership and request faxes of product and price information. We continue to seek to take advantage of new innovations that will enable us to provide better customer service and enhance customer satisfaction.

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

Bruce Bendell, our President, Chief Executive Officer, Acting Chief Financial Officer and Chairman, and Harold Bendell, a key employee and the brother of Bruce Bendell, are responsible for management of our dealerships. The Bendells’ management control is accomplished through (i) their ownership of 100 shares of our 1997A-Major Automotive Group Series of Preferred Stock (of which shares Bruce Bendell had a proxy to vote the 50 shares of the 1997A-Major Automotive Group Series of Preferred Stock owned by Harold Bendell for a seven-year period which ended on January 7, 2005) which carries voting rights allowing them to elect a majority of the board of directors of Major Auto and (ii) a related management agreement with us. See ‘‘Certain Relationships and Related Transactions.’’ Should either of the Bendells cease managing the dealerships, his respective management rights under the management agreement will be automatically transferred to the other, and should both cease managing the dealerships for any reason, the shares and management rights will be automatically transferred to a successor manager designated in a successor addendum to each dealership agreement or, failing such designation, to a successor manager designated by us (subject to approval by the applicable manufacturers). In March 2004, we extended the term of the management agreement until December 31, 2005. The management agreement had been previously extended from its initial term upon the mutual oral agreement of the parties.

New Vehicle Sales. In 2004, we sold a complete product line of cars, sport utility vehicles, minivans and light trucks manufactured by Chevrolet, Chrysler, Dodge, Jeep, Kia and Nissan. For the year ended December 31, 2004, our dealerships sold new vehicles generating revenue of approximately $155.6 million, which constituted approximately 39.2% of our total dealerships’ revenues. Our gross profit margin on new vehicle sales for the year ended December 31, 2004 was approximately 9.4%, as compared to the industry average of 5.2%. Included in our gross profit is approximately $2.7 million of factory dealer incentives, primarily interest and advertising credits. The relative percentages of our new vehicle sales among the makes of vehicles we sold for the year ended December 31, 2004 was as follows:

Manufacturer	Percentage of New Vehicle Sales
Chevrolet	42.5%
Dodge, Chrysler and Jeep	22.3%
Kia	3.2%
Nissan	32.0%

The following table sets forth information with respect to our new vehicle sales for the year ended December 31, 2004:

New Vehicle Sales
(dollars in millions)

Unit sales	5,340
Sales revenue	$155.6
Gross profit	$14.6
Gross profit margin	9.4%

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

Used Vehicle Sales. We offer a wide variety of makes and models of used vehicles, retail and wholesale, for sale. For the year ended December 31, 2004, we sold 14,898 used vehicles, retail and wholesale, generating revenues of approximately $222.9 million, which constituted approximately 56.1% of our total dealerships’ revenues. Our gross profit margin on used vehicle sales for the year ended December 31, 2004 was approximately 19.4%, as compared with the industry average of 11.2%. We believe we are one of the largest sellers of used vehicles in the New York metropolitan area.

Our primary location for used vehicle sales is at a single site at Long Island City, New York. We also sell used vehicles at dealerships located in Hempstead, New York and Orange, New Jersey. We acquire the used vehicles we sell through customer trade-ins, at ‘‘closed’’ auctions, which may be attended by only new vehicle dealers and which offer off-lease, rental and fleet vehicles, and at ‘‘open’’ auctions, which offer repossessed vehicles and vehicles being sold by other dealers.

We believe that the market for used vehicles is driven by the relationship of the purchase price of new vehicles to those of used vehicles and the quality and selection of used vehicles, as well as the availability of financing alternatives for purchasers at all credit levels.

The following table sets forth information with respect to our used vehicle sales for the year ended December 31, 2004:

Used Vehicle Sales
(dollars in millions)

Unit sales	14,898
Sales revenue	$222.9
Gross profit	$43.3
Gross profit margin	19.4%

Parts and Service. We provide parts and service for new and used vehicles that we sell, and also service other makes of vehicles. For the period ended December 31, 2004, our parts and service operations generated revenues of approximately $16.8 million, which constituted approximately 4.2% of our total dealerships’ revenues at a gross profit margin of approximately 29.8%.

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

The following table sets forth information with respect to our sales of parts and services for the year ended December 31, 2004:

Sales Of Parts And Services
(dollars in millions)

Sales revenue	$16.8
Gross profit	$5.0
Gross profit margin	29.8%

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

In most instances, we assign our vehicle finance contracts and leases to third parties, instead of directly financing vehicle sales or leases, which minimizes our credit risk. We typically receive a finance fee or commission from the third party, which provides the financing. In certain limited instances in which we determine that our credit risk is manageable, estimated by us to be less than 1% of our vehicles sales and leases, we directly finance the purchase or lease of a vehicle. In such instances, we bear the credit risk that the customer will default, but will have the right to repossess the vehicle upon default. We maintain relationships with a wide variety of financing sources, including commercial banks, automobile finance companies and other financial institutions. We also utilize the financial services of our subsidiary, Major Fleet & Leasing Corp. (‘‘Major Fleet’’), which purchases less than 1% of our leases and none of our finance contracts. See ‘‘Leasing Operations.’’

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

Competition

We believe that the market for new and used vehicle sales in the New York metropolitan area is one of the most competitive in the nation. In the sale of new vehicles, we compete with other new automobile dealers that operate in the New York metropolitan area. Some competing dealerships offer some of the same makes as our dealerships and other competing dealerships offer other manufacturer's vehicles. Some competing new vehicle dealers are local, single-franchise dealerships, while others are multi-franchise dealership groups. In the sale of used vehicles, we compete with other used vehicle dealerships and with new vehicle dealerships that operate in the New York metropolitan area that also sell used cars. In addition, we compete with used car ‘‘superstores’’ that have inventories that are larger and more varied than ours.

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

Governmental Regulation

Automobile dealers and manufacturers are subject to various federal and state laws established to protect consumers, including the so-called ‘‘Lemon Laws,’’ which require a dealer or manufacturer to replace a new vehicle or accept it for a full refund within a specified period of time, generally one (1) year after the initial purchase, if the vehicle does not conform to the manufacturer's express warranties and the dealer or manufacturer, after a reasonable number of attempts, is unable to correct or repair the defect. Federal laws require that certain written disclosures be provided on new vehicles, including mileage and pricing information. In addition, our financing activities are subject to certain statutes governing credit reporting and debt collection. In recent years, a number of state governments have limited or are seeking to limit the amounts that dealerships may make from introducing credit providers to customers. Although this has not yet occurred in our areas of operation, if it does come to pass in any of our operating regions, it will have an adverse effect on our revenues and profitability.

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

Recent Developments

Floor Plan Financing

In prior years, in order to obtain floor plan financing for our various dealerships at favorable rates, each of the Bendells agreed to either guarantee certain of our floor plan debt or provide certain collateral in connection with our floor plan or other borrowings. Our Board of Directors agreed to obtain independent valuations of such credit enhancement and collateral usage and compensate each of the Bendells the fair value of his respective contributions. We engaged an independent valuation firm to value the credit enhancement and have received a preliminary valuation from such firm of $160,000 for the economic risk value of the credit enhancement. Accordingly, we accrued such amount as a liability in the third quarter of 2002. In the third quarter of 2003, our Board of Directors received additional indications that the value of the Credit Enhancement may approximate $450,000. As such, we accrued an additional $290,000 in the third quarter of 2003. In March 2004, our Board of Directors concluded that the $450,000, as accrued, is the appropriate value of the Credit Enhancement. Subsequently, our Board of Directors approved the continuation of payments of $450,000 per year to Bruce Bendell so long as the Credit Enhancement remains in effect.

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

As is typical of franchised new vehicle dealers, the success of our franchises depend to a great extent on the success of the respective manufacturers. Our success will, therefore, be linked to many factors affecting the manufacturers such as:

•	financial condition;

•	marketing strategy;

•	vehicle demand;

•	production capabilities;

•	management;

•	events such as labor strikes; and

•	negative publicity, including safety recalls of a particular vehicle model.

To a certain extent, our dealerships also depend on the manufacturers for sales incentives, warranties and other programs that are intended to promote and support new vehicle sales by our dealerships. Some of these programs include customer rebates on new vehicles, dealer incentives on new vehicles, special financing or leasing terms, warranties on new and used vehicles and sponsorship of used vehicle sales by authorized new vehicle dealers. Manufacturers have historically made many changes to their incentive programs during each year. A reduction or discontinuation of a manufacturer’s incentive programs could adversely affect our new vehicle sales volume and our profitability.

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

The United States automobile industry is generally considered to be a mature industry in which minimal growth is expected in unit sales of new vehicles. In addition, the market for automobiles, particularly new vehicles, is subject to substantial cyclical variation and has experienced significant downturns characterized by oversupply and weak demand. Many factors affect the automobile industry, including:

•	general and local economic conditions

•	taxes

•	consumer confidence

•	interest rates

•	credit availability

•	levels of personal discretionary income

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

The principal sources of financing for new and used automobile inventories have historically been lines of credit from commercial lenders and other financial institutions and from cash generated from operations. For instance, during 2001, we were notified by Chrysler Financial Company, LLC (‘‘CFC’’) that it was terminating its financing. In order to obtain floor plan financing for our various dealership’s at favorable rates, each of Bruce Bendell and Harold Bendell agreed to either guarantee certain of our floor plan debt or provide certain collateral in connection with our floor plan or other borrowings. Although we were successfully able to replace CFC and our other floor plan lenders, there can be no assurance that we will be able to continue to obtain capital for our current or expanded operations on terms and conditions that are acceptable to us.

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

Our future growth may depend, in part, on our ability to acquire additional automobile dealerships. If we pursue such a strategy of acquiring additional dealerships, we would face risks commonly encountered with growth through acquisitions. These risks include:

•	incurring significantly higher capital expenditures and operating expenses;

•	failing to assimilate the operations and personnel of the acquired dealerships;

•	disrupting our ongoing business;

•	dissipating our limited management resources;

•	failing to maintain uniform standards, controls and policies;

•	impairing relationships with employees and customers as a result of changes in management; and

•	diluting ownership percentages of current and future shareholders.

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

There exist risks relating to the failure to meet manufacturers’ customer satisfaction scores.

Many manufacturers attempt to measure customers' satisfaction with automobile dealerships through a customer satisfaction index (‘‘CSI’’) score, or customer satisfaction index, rating system. These manufacturers may use a dealership's CSI scores as a factor in evaluating applications for additional dealership acquisitions and participation by a dealership in incentive programs. The dealerships operated by us currently meet or exceed their manufacturers' CSI standards. However, there can be no assurance that either our dealerships or other subsequently acquired dealerships will continue to meet such standards. Moreover, from time to time, the components of the various manufacturer CSI scores have been modified and there is no assurance that such components will not be further modified or replaced by different systems in the future, which make it more difficult for our dealerships to meet such standards.

The loss of key personnel and our limited management and personnel resources could adversely affect our operations and growth.

Our future success will depend to a significant extent on key personnel and on the continued services of our senior management and other key personnel, particularly Bruce Bendell and Harold Bendell, a senior executive of the Major Dealer Group. Bruce Bendell’s employment is pursuant to a renewable employment agreement which currently expires on June 30, 2005. Harold Bendell’s employment is pursuant to an oral employment agreement. The loss of the services of these employees, or certain other key employees, are likely have a material adverse effect on our business. See ‘‘Executive Compensation: Employment Contracts, Termination of Employment and Change-In-Control Arrangements.’’ We do not maintain ‘‘key person’’ life insurance for any of our personnel. Our future success will depend on our continuing ability to attract, retain and motivate other highly skilled employees. Competition for such personnel in our industry is intense. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business, financial condition and operations may be adversely affected.

Potential conflicts of interest between our management personnel and us could adversely affect our future performance.

We have entered into, or contemplate that we may enter into, several transactions with the Bendells. Such transactions include the following:

•	In 1996, we acquired Major Fleet from the Bendells. In exchange, the Bendells received (i) 100 shares of our 1996-Major Series of Convertible Preferred Stock, (ii) warrants for 45,000 shares of our common stock, which have been exercised, and (ii) the right to manage the operations Major Fleet pursuant to a management agreement with Major Fleet. In March 2004, the management agreement was extended until December 31, 2005 with automatic additional one-year extensions unless notice is given by either party. The term of the management agreement had been previously extended upon the mutual oral agreement of the parties.

•	We acquired Major Auto from the Bendells in May 1998. In this transaction, the Bendells received shares of our 1997A-Major Automotive Group Series of Preferred Stock and Bruce Bendell received a proxy to vote the 50 shares of the 1997A-Major Automotive Group Series of Preferred Stock owned by Harold Bendell for a seven-year period, which ended on January 7, 2005. These shares allow the Bendells to elect a majority of the directors of Major Auto. The Bendells are also parties to a management agreement with us that gives them control over the day-to-day operations of Major Auto. Should the Board of Directors of Major Auto and we disagree as to a particular course of action, the Board of Directors of Major Auto will be able to take that action over our objection. Conflicts could arise between our Board of Directors and the Board of Directors of Major Auto as to the appropriate course of action to be taken in the future. However, the management agreement does prohibit certain actions from being taken without the prior approval of our Board of Directors, including: (i) disposition of any of the Major Auto dealerships; (ii) acquisition of new dealerships; and (iii) our incurring liability for Major Auto indebtedness.

•	The management agreement between the Bendells and us provides that, should either of the Bendells cease managing the dealerships, ownership of his 1997A-Major Automotive Group Series of Preferred Stock shares and his management rights under the management agreement will be automatically transferred to the other, and should both cease managing the dealerships for any reason, the shares and management rights will be automatically transferred to a successor manager designated in a successor addendum to each dealership agreement or, failing such designation, to a successor manager designated by us (subject to approval by the applicable manufacturers).

•	In connection with the acquisition of our Nissan dealership in Hempstead, New York, we obtained an option to acquire that dealership’s land and building from the landlord who held the lease on that property. We exercised our option, but were unable to obtain the financing necessary to effect the purchase. The lease expiration was concurrent with the required property acquisition date and we were unsuccessful in obtaining an extension of the lease term. In order to ensure continuity of the dealership’s operations, in a transaction approved by our Board of Directors, the Bendells agreed to personally acquire the property through a company they

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

•	In unrelated transactions, in order to obtain floor plan financing at favorable rates, each of the Bendells has agreed to either guarantee certain of our floor plan debt or provide certain collateral in connection with our floor plan or other borrowings. Our Board of Directors has obtained independent valuations of such credit enhancement and collateral usage (together, ‘‘the Credit Enhancements’’) and agreed to pay each of the Bendells the fair value of his respective contributions. We engaged an independent valuation firm and received a preliminary valuation from such firm of $160,000 for the economic risk value of the Credit Enhancement. Accordingly, we accrued such amount as a liability in the third quarter of 2002. In the third quarter of 2003, the Company’s Board of Directors received additional indications that the value of the Credit Enhancement may approximate $450,000. As such, the Company accrued an additional $290,000 in the third quarter of 2003. In March 2004, our Board of Directors concluded that the $450,000, as accrued, was the appropriate value of the Credit Enhancement. Subsequently, our Board of Directors approved the continuation of payments to Mr. Bendell, which is expected to approximate $450,000, annually, for the continuation of his credit enhancement to us through the provision of his personal guarantee on our floor plan financing.

•	Harold Bendell has acquired the rights to an off premises storage facility that was previously leased by us, on a month-to-month basis, from an independent third party. Accordingly, we are now leasing such facility from Mr. Bendell for $15,000 per month, approximately the same monthly rental we were paying to the prior landlord.

•	Each of the Bendells has total or partial ownership interests in dealerships that are not owned by us. We have ongoing business relationships with each of these unrelated dealerships, whereby we sell vehicles to them and they sell vehicles to us. In 2004, we had sales aggregating $6.0 million to dealerships owned by the Bendells and had purchases aggregating $7.0 million from such dealerships. We believe that all such purchases and sales were made at prices approximating those that would otherwise obtained in arms-length transactions. However, there is a potential for conflicts of interest in pricing of vehicles and referral of customers and, although our internal controls are designed to identify situations where adverse consequences to us may occur due to conflicts of interests, we cannot provide absolute assurance that such consequences will not occur.

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

The automobile dealership business is highly competitive. Our competitors include:

•	automobile dealers;

•	private sellers of used vehicles;

•	used vehicle dealers;

•	other franchised dealers;

•	service center chains; and

•	independent service and repair shops.

Gross profit margins on the sale of new vehicles have been decreasing over the past two decades and the used car market faces increasing competition from independent leasing companies and from used vehicle ‘‘superstores’’ that may have inventories that are larger and more varied than ours. Some of our competitors may be larger, have access to greater financial resources and be capable of operating on smaller gross margins than we do. There can be no assurance that we will continue to compete effectively or that manufacturers will not modify the historical automobile franchise system in a manner that increases competition among dealers or market and sell their vehicles through other distribution channels.

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

In addition, as with automobile dealerships generally, and parts and service operations in particular, our business involves the use, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as:

•	motor oil;

•	waste motor oil and filters;

•	transmission fluid;

•	antifreeze;

•	freon;

•	waste paint and lacquer thinner;

•	batteries;

•	solvents;

•	lubricants;

•	degreasing agents; and

•	gasoline and diesel fuels.

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

If we expand our operations to various other countries, we may become subject to laws or treaties that regulate the marketing, distribution and sale of motor vehicles. In addition, the laws of other countries may impose licensing, bonding or similar requirements on us as a condition to doing business therein. In addition, there are certain risks inherent in doing business in international markets, such as:

•	changes in political conditions;

•	regulatory requirements;

•	potentially weaker intellectual property protections;

•	tariffs and other trade barriers;

•	fluctuations in currency exchange rates;

•	potentially adverse tax consequences;

•	difficulties in managing or overseeing foreign operations;

•	seasonal reductions in business activities during summer months in Europe and other areas; and

•	educating consumers and dealers who may be unfamiliar with the benefits of online marketing and commerce.

One or more of such factors may have a material adverse effect on our current or future international operations and, consequently, on our business, results of operations and financial condition.

We face risks in connection with legal proceedings in which we are involved.

We are subject to a number of lawsuits. While we believe that we have substantial defenses to the asserted claims and intend to vigorously defend the active suits, judgments against us with respect to the active actions could have a material adverse effect on our financial condition. See ‘‘Legal Proceedings.’’

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

We compete with other entities, which maintain similar commercial websites, including:

•	Autoweb.com;

•	Autobytel.com;

•	Carsdirect.com;

•	eBay; and

•	Microsoft Corporation's Carpoint and Stoneage Corporation.

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

Bruce Bendell is the beneficial owner of approximately 47.0% of our common stock. This concentration of voting power may severely limit the ability of other of our stockholders to elect directors or influence other corporate decisions and may, among other things, have the effect of delaying or preventing a change in control of the Company or preventing our stockholders from realizing a premium on the sale of their shares upon an acquisition of the Company. In a letter dated June 9, 2004, Bruce Bendell contemplated a transaction pursuant to which an entity to be formed by him would be merged into the Company for cash consideration of approximately $0.70 per share (the ‘‘Offer’’). Such Offer was extended on June 17, 2004, July 6, 2004 and July 23, 2004. On September 7, 2004, the Offer expired.

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

Future sales of shares of common stock by existing shareholders under Rule 144 of the Securities Act of 1933, as amended (the ‘‘Securities Act’’) or through the exercise of outstanding registration rights or the issuance of shares of our common stock upon the exercise of options or warrants or the conversion of our outstanding Preferred Stock could materially adversely affect the market price of the common stock and could materially impair our future ability to raise capital through an offering of equity securities. A substantial number of shares of our common stock is available for sale pursuant to certain registration rights and under Rule 144 in the public market or will become available for sale in the near future and no predictions can be made as to the effect, if any, that market sales of such shares or the availability of such shares for future sale will have on the market price of our common stock prevailing from time to time.

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

Unless we can acquire substantial assets and trade at over $5.00 per share on the bid, it is more likely than not that our securities, for some period of time, would be defined under that Act as a ‘‘penny stock.’’ As a result, those who trade in our securities may be required to provide additional information related to their fitness to trade our shares. Also, there is the requirement of a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. Further, a broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. These requirements present a substantial burden on any person or brokerage firm who plans to trade our securities and would thereby make it unlikely that any liquid trading market would ever result in our securities while the provisions of this Act might be applicable to those securities.

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

On April 29, 2004, we received a Notification of Deficiency from the Nasdaq Stock Market, Inc. (‘‘Nasdaq’’) indicating that we were not in compliance with Nasdaq Marketplace Rule 4310(c)(4), relating to minimum bid price per share ($1.00) for continued listing on The Nasdaq SmallCap Market.

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

A number of states’ attorneys general have investigated the amounts of money car dealers have derived by securing financing for vehicle purchasers (‘‘finance reserves’’) and, in some cases, deemed them ‘‘excessive.’’ Consequently, several states, as well as banks and other institutions, have limited, or are seeking to limit, such finance reserves. It is possible that this will be the case in New York State and New Jersey and among some of our consumer finance sources. If restrictions are placed on our ability to generate revenues from finance reserves, it could have the effect of limiting our future revenues and gross profits.

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

In addition, we have an interest in the following leases, under which we presently make annual rental payments aggregating $1,419,700:

•	Major Chrysler Jeep Dodge, Inc. leases approximately 17,400 square feet of office and automobile showroom and storage space in Long Island City, New York from an unrelated third party at an annual rent of $95,500. This lease expires on October 31, 2011.

•	Major Auto leases approximately 2,000 square feet of lot space in Astoria, New York adjacent to the main Major Fleet (formerly, Major Dodge) showroom from an unrelated third party. This lease expired on June 30, 1997 at which time the annual rent was $33,000. Major Auto remains in possession of the premises on a month-to-month basis.

•	One of our subsidiaries, Compass Dodge, Inc. (‘‘Compass’’), leases from Ford Motor Car Company, an unrelated third party, approximately 30,000 square feet used for showroom, office, service department and storage facilities in Orange, New Jersey. This lease is currently on a month-to-month basis at an annual rental of $90,000. Additionally, our inactive subsidiary, Compass Lincoln Mercury, Inc., had a lease for 7,000 square feet of showroom, office and storage space in Orange, New Jersey, from an unaffiliated third party, at an annual rent of $90,000, which was the subject of litigation. The litigation was settled and the lease canceled during the second quarter of 2004 for a payment by us of $115,000. See ‘‘Legal Proceedings – Tillroe Realty Co. vs. Compass Lincoln Mercury, Inc. and Fidelity Holdings Co., Inc.’’ Compass also leases space for a service department and storage facilities in Orange, New Jersey, at an annual rent of $150,000. This lease expires on August 31, 2006. Finally, Compass leases additional space for storage facilities, on a month-to-month basis, from an unaffiliated third party at an annual rent of $19,200.

•	Major Chevrolet leased approximately 250,000 square feet of adjacent automobile dealership facilities in Long Island City, New York, from an unrelated third party at an annul rate of $300,000 through February 1, 2004. We exercised our option and extended this lease to February 1, 2009 at an annual rental of $330,000. Major Chevrolet has the additional option to extend the lease for up to two additional five-year terms. Major Chevrolet also leases storage space in Long Island City from an unaffiliated third party at an annual rent of $84,000, pursuant to a one-year lease, which expired in October 2004, after which it continued on a month-to-month basis.

•	One of our subsidiaries, Hempstead Mazda, Inc., whose franchise was voluntarily surrendered, leases from its former owner, an unrelated third party, on behalf of our subsidiary, Major Nissan of Garden City, Inc. (‘‘Major Nissan’’), approximately 140,000 square feet of land and buildings in Hempstead, New York, that is used for showroom, office and storage space. The lease expires on September 30, 2009. The current annual rent is $234,000. This property has been subleased to Harold Bendell through his ownership of HB Automotive, Inc, under the same terms as our original lease.

•	Major Nissan leases from 316 N. Franklin LLC, a company owned by the Bendells, approximately 105,000 square feet used for showroom, office, service department and storage facilities. The property is located on the borderline of Hempstead, New York and Garden City, New York. The current annual rent is $384,000 and the lease expires on June 30, 2007. We originally had an

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

Item 3.    Legal Proceedings

Daniel Tepper v. Fidelity Holdings, Inc; Fidelity Holdings, Inc. (Third Party Plaintiff) v. InvestAmerica et al.

In and around July 10, 2001, Daniel Tepper commenced suit in the Southern District of New York against Bruce Bendell, Doron Cohen and Richard Feinstein, our former Chief Financial Officer. While the initial complaint had eight (8) causes of action, three (3) remain: (i) conversion; (ii) breach of fiduciary duty and (iii) negligence. The claims allege that we failed to remove restrictive legends that appeared on certain stock certificates held by Mr. Tepper. This action mirrors a Nevada action brought by Mr. Tepper several years ago for which he obtained a judgment of $553,000, which has been satisfied. In light of the satisfaction of the Nevada judgment, the Court directed that a motion be made to dismiss the New York action to ban a double recovery. The motion was made in July 2003 and was denied in lieu of a settlement conference. Such conference was held and failed. A second motion to dismiss was filed and in the third quarter of 2004 this case was adjudicated in our favor and, consequently, dismissed. However, plaintiff filed a notice of appeal of the court’s decision on November 3, 2004. We believe that plaintiff’s appeal will not prevail and that, in any event, Mr. Tepper’s allegations have no merit and we intend to vigorously defend this suit.

Fidelity Holdings, Inc., IG2, Inc and 786710 Ontario, Ltd. v. Michael Marom and M.M. Telecom, Corp.

We and our former subsidiaries IG2, Inc. (‘‘IG2’’) and 786710 Ontario, Ltd. are plaintiffs in a legal action against Michael Marom and M.M. Telecom, Corp. in the Supreme Court of the State of New York, County of Queens, Index No. 25678/96. We filed a complaint on December 23, 1996 against the defendants alleging: (i) breach of a letter agreement between the parties; (ii) tortuous interference with business opportunities; and (iii) slander. Defendants filed an answer with counterclaims, which included, inter alia: (i) fraud; (ii) breach of contract; (iii) tortious interference with business opportunities; and (iv) tortious interference with contract. Both parties have completed discovery and the collective plaintiffs, including us, have made a motion for summary judgment against the defendants seeking to have the defendants' counterclaims dismissed entirely and with prejudice. A decision was rendered by the court, which dismissed the claims for tortuous interference with business opportunities and contract, but denied the remainder of the motion. The case had been stayed as a result of IG2 filing for bankruptcy protection in January 2003. The stay was subsequently lifted. In March 2004, we reached a settlement agreement with the defendants whereby we are required to pay an aggregate of $250,000, as follows: $50,000 on April 1, 2005 and the balance of $200,000 over the next 24 months at the rate of $8,333.33 per month. In addition, we are required to pay to defendants any amounts we receive from IG2, until such time as an additional $250,000 has been paid to defendants. To the extent the amounts we receive from IG2 and, in turn, pay to the defendants by February 28, 2009 (the ‘‘IG2 Payments’’), is less than $250,000, we will be liable for the difference between $250,000 and the aggregate IG2 Payments at that time. The effects of this settlement have been recorded in our financial statements as of December 31, 2004.

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

GELCO Corporation, et al. v. Major Chevrolet, Inc.

On December 19, 2001, GELCO Corporation (‘‘GELCO’’) filed a complaint against Major Chevrolet, Inc. in the United States District Court for the Northern District of Illinois, Eastern Division. The lawsuit alleged breach by Major Chevrolet, Inc. of the terms and conditions of the purchase of automobiles and automobile leases under that certain dealer lease plan agreement and alleged breach arising out of the purchaser of retail sales contracts under that certain dealer retail agreement by and between the parties. GELCO was seeking $2,767,000 in damages. On January 24, 2003, the action was settled for $900,000, consisting of an initial payment of $300,000 and a 20-month promissory note for $600,000, which was paid in full by September 2004.

Steel City Telecom, Inc. v. The Major Automotive Companies, Inc., et al.

In and around September 2002, an action was commenced against us and our former subsidiary, Computer Business Sciences, Inc., in Pennsylvania, Allegheny County by Steel City Telecom, Inc. (‘‘Steel City’’) for up to $300,000. The complaint alleged that certain software sold to Steel City was defective and that we were negligent in its production. We are in the process of requesting a removal of this case to Federal court, while continuing with the discovery phase. We believe that the plaintiff’s allegations have no merit and we intend to vigorously defend this suit.

Zvi Barak v. The Major Automotive Companies, Inc.

An application to the Ontario Superior Court (Toronto Court File No. 02-CV-229810CM2) was filed by Zvi Barak on May 23, 2002 seeking an Order of that court directing us to proceed with arbitration in Toronto, Canada regarding Dr. Barak’s claims that we failed to pay him $546,249.99 under an alleged letter dated June 5, 1996 to that certain Master Agreement dated April 18, 1996 between us and Dr. Barak. We brought a motion before the Ontario Superior Court of Justice seeking a permanent stay of Dr. Barak’s application on grounds which include, but are not limited to: (a) Ontario is not a convenient forum for the hearing of the application; and (b) the Ontario Superior Court of Justice does not have jurisdiction over the subject matter of the parties. The motion was heard by the Court in Toronto on February 18, 2003. At that time, our motion was denied and we subsequently filed a motion for leave to appeal. In July 2003, our motion for leave to appeal was denied. On February 2, 2005, we agreed to settle this case by purchasing from Mr. Barak and his wife Sarah Barak all of the shares of our common stock that they own, aggregating 167,808 shares for the purchase price of $250,000 and the forgiveness of a promissory note due to one of our inactive subsidiaries in the principal amount of $119,500. Inasmuch as the promissory note was fully reserved and written off in prior years, we accrued a liability of $250,000 for this settlement in the fourth quarter of 2004 and have recorded the transaction as the acquisition of treasury stock of $206,404, the fair market value of the shares based on the closing price on the day prior to the agreement, and litigation expense of $43,596, representing the difference between the amount to be paid and the fair value of the shares.

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

GRIT, LLC vs. Major Automotive Companies, Inc.

On September 24, 2003 we received notice of a default judgment in the Superior Court of the State of California, Los Angeles, for an aggregate amount of $66,718 stemming from the plaintiff’s purchase in 1998 of a Talkie Communication Server from a former subsidiary. In the third quarter of 2004 this case was adjudicated in our favor and, consequently, dismissed. In the fourth quarter of 2004, the plaintiff refiled its complaint under a slightly different theory from its initial suit. It is our belief that this claim is also without merit and we intend to vigorously defend this suit.

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

In November 2004, we received notice of a pending class action in the state of New Jersey for the above action in the Superior Court of the State of New Jersey. The lead plaintiff had alleged the systematic overcharge by all New Jersey Licensed Automotive Dealers for the documentation fees for the registration of new/used vehicles. Under advice of counsel, we, through our Compass Dodge, Inc. franchise, agreed to accept the proposed settlement offer by the plaintiff’s counsel. Using a complex set of guidelines, including total sales and ratio of new and used vehicles sold, we agreed to comply with the settlement provisions. The current estimated cost of settlement is approximately $30,000, which has been accrued in the fourth quarter of 2004. The settlement proposal awaits approval by the New Jersey Superior Court.

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

Item 4.    Submission Of Matters To A Vote Of Security Holders

On December 17, 2004, we held our Annual Meeting of Shareholders. Proxies were solicited by us pursuant to Regulation 14A under the Exchange Act. On October 29, 2004, the record date for the Annual Meeting, there were approximately 9,492,856 shares of common stock outstanding and entitled to vote, of which 8,229,436 shares of common stock were present in person or by proxy and voted at the meeting. At the Annual Meeting, our shareholders approved the following proposals:

1. To elect two (2) Class I Directors, Bruce Bendell and Alan Pearson, for terms ending in 2007.

	For	Withheld	Against	Not Voted
Bruce Bendell	8,199,961	334,583	0	958,312
Alan Pearson	8,229,336	305,208	0	958,312

The terms of Steven Hornstock, the Class II Director, and David Edelstein and Jeffrey Weiner, the Class III, Directors, continued after the Annual Meeting.

2. To ratify the appointment of BDO Seidman, LLP as our independent registered public accounting firm for the year 2005.

For	8,493,056
Against	26,352
Abstain	15,046
Not Voted	958,402

PART II

Item 5.	Market For Registrant's Common Equity And Related Stockholder Matters

Market Information

Our common stock trades on the Over-the-Counter Bulletin Board under the symbol ‘‘MAJR.OB,’’ since November 10, 2004 after being delisted from the Nasdaq SmallCap. The quarter-end high and low sales prices of our common stock were as reported by the Nasdaq Stock Market and the Over-the-Counter Bulletin Board, which quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions:

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

Item 6.    Selected Financial Data

The selected data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2004, are derived from our audited financial statements. The data set forth below should be read in connection with, and are qualified by reference to, ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations’’ and our financial statements and the related notes included elsewhere in this Form 10-K.

	As at and for the year ended December 31,
	2004	2003	2002	2001	2000
STATEMENT OF OPERATIONS DATA
Revenues	$396,981,562	$380,298,852	$397,947,494	$375,114,505	$322,142,231
Income (loss) from continuing operations*	(6,837,962)	(1,130,264)	(84,772)	2,089,524	1,302,247
Income (loss) from discontinued operations	—	—	(206,000)	590,000	(22,427,322)
Net income (loss)	(6,837,962)	(1,130,264)	(290,772)	2,679,524	(21,125,075)
Income (loss) per common share
Income from continuing operations
Basic	$(0.72)	$(0.12)	$(0.01)	$0.32	$0.26
Diluted	(0.72)	(0.12)	(0.01)	0.24	0.19
Income (loss) from discontinued operations
Basic	—	—	(0.02)	0.09	(4.40)
Diluted	—	—	(0.02)	0.07	(4.40)
Net income (loss)
Basic	(0.72)	(0.12)	(0.03)	0.41	(4.14)
Diluted	(0.72)	(0.12)	(0.03)	0.31	(4.14)
Average number of shares used in computation
Basic	9,486,905	9,436,969	8,947,332	6,558,356	5,101,829
Diluted	9,486,905	9,436,969	8,947,332	8,662,979	6,791,104
BALANCE SHEET DATA
Total assets	$86,014,467	$87,612,939	$87,247,341	$82,329,517	$86,781,397
Long-term liabilities, less current portion	6,910,269	7,156,125	7,701,700	9,853,587	10,411,463
Total stockholders' equity	9,695,524	16,870,654	17,947,597	17,948,321	15,599,970

*Includes a write-off of goodwill of $8.1 million in the fourth quarter of 2004. Also, see Notes 1, 9, 15 and 16 to Consolidated Financial Statements for discussions of business acquisitions and divestitures, restatements, stockholders' equity, earnings (loss) per share, restructuring and impairment charges, discontinued operations and their effects on comparability of year-to-year data. See ‘‘Item 5. Market for Registrant's Common Equity and Related Stockholder Matters’’ for a discussion of our dividend policy.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion of our and our subsidiaries’ operations, financial condition, liquidity and capital resources should be read in conjunction with our audited Consolidated Financial Statements and related notes thereto included elsewhere herein.

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

On November 3, 2000, our Board of Directors determined to sell our non-automotive operations, including our Technology division, by the most appropriate economically viable means, in order to maximize shareholders' value from those operations and to maintain our focus on the regional consolidation of retail automotive dealerships. Accordingly, all non-automotive operations had been classified collectively as ‘‘Discontinued Operations.’’ Continuing operations are represented by our automotive dealerships activities, including our Major Auto subsidiary and other dealerships, as well as our automotive leasing subsidiary, Major Fleet.

The year 2004 saw an increase in our revenues and gross profits. Our management believes that the strong growth of new vehicle unit sales and the increase in average sales prices of such vehicles were the significant contributors to our increase in dealership revenues and gross profits. Revenues and gross profits increased approximately $16.7million and $3.9 million, respectively. The retail automotive business is, generally, subject to the effects of economic inflation. In recent years, however, inflation has been relatively low and, therefore, has not significantly impacted either our revenues, costs or results of operations.

Pursuant to the rules for accounting for long-lived assets, such as goodwill, as more fully described, below, we determined that we had an impairment of such asset. This was based, in part, on future projections of our operating results, which assumes certain continuing trends in our product mix and profitability. Accordingly, in the fourth quarter of 2004, we wrote down our goodwill and, thereby, incurred a non-cash charge of $8.1 million. This resulted in a net loss of $6.8 million for the year ended December 31, 2004 compared with a net loss of $1.1 million in the prior year.

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

Long-lived Assets. Our policies related to long-lived assets, such as on-going client relationships, goodwill and property and equipment, which constitute a significant component of our consolidated balance sheets, require that we evaluate such assets for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of those assets. If any impairment is found to exist, the related assets will be written down to fair value. Additionally, these policies affect the amount and timing of future amortization. Intangible assets consist primarily of the cost of businesses acquired in excess of the fair value of net assets acquired. In accordance with Statements of Financial Accounting Standards No. 141, ‘‘Business Combinations’’ (‘‘SFAS 141’’), and Statements of Financial Accounting Standards No. 142, ‘‘Goodwill and Other Intangible Assets’’ (‘‘SFAS 142’’), goodwill and intangible assets deemed to have indefinite lives are no longer amortized but, instead, are subject to impairment tests at least annually. We have applied the new rules on accounting for goodwill beginning in the first quarter of 2002. During 2003, we performed the required impairment tests of goodwill as of December 31, 2003, and concluded, based, in part on the analysis performed and conclusions reached by an independent valuation appraiser we retained, that there was no impairment of goodwill at that time. During 2004, we performed the required impairment tests of goodwill as of December 31, 2004. We have concluded, based, in part, on the analysis performed and conclusions reached by an independent valuation appraiser we retained, that there is an impairment of goodwill and indefinite lived intangible assets as of December 31, 2004 aggregating approximately $8.1 million. Accordingly, we incurred a non-cash charge of this amount in the fourth quarter of 2004 as we wrote down goodwill to its estimated fair value. We remain, however, subject to financial statement risk to the extent that intangible assets become additionally impaired due to decreases in the fair market value of the related underlying business.

Account classifications. In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications have been made to our prior year financial statements.

Floor plan and advertising assistance received from manufacturers are recorded as offsets to the cost of the vehicle and recognized as income upon the sale of the vehicle or when earned under a specific manufacturer’s program, whichever is later. Floor plan assistance payments have been included as offsets to cost of sales. Floor plan interest expense is included as a component of operating expense in the accompanying consolidated statement of operations.

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

Commitments and Contingencies. As further discussed in ‘‘Note 12, Commitments and Contingencies, of Notes to Consolidated Financial Statements,’’ we are involved, and will continue to be involved, in a number of legal proceedings arising out of the conduct of our business, including litigation with customers, current and former business associates, employment-related lawsuits and class actions. We intend to vigorously defend ourselves and assert available defenses with respect to each of these matters. Where necessary, we have accrued our estimate of the probable costs for the resolution of these proceedings based on consultation with outside counsel, assuming various strategies. Further, we have certain insurance coverage and rights of indemnification with respect to certain aspects of these matters. However, a settlement or an adverse resolution of one or more of these matters may result in the payment of significant costs and damages, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

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

Selected Operating Data

	Years Ended December 31,
($ in millions, except per vehicle data)		2004 vs. 2003				2003 vs. 2002
			Variance -			Variance -
			Favorable	%		Favorable	%
	2004	2003	(Unfavorable)	Variance	2002	(Unfavorable)	Variance
Revenues
New vehicles	$155.6	$131.7	$23.9	18.1	$140.7	$(9.0)	(6.4)
Used vehicles	222.9	231.6	(8.7)	(3.8)	236.8	(5.2)	(2.2)
Service and parts	16.8	15.5	1.3	8.4	19.3	(3.8)	(19.7)
Other	1.7	1.5	0.2	13.3	1.1	0.4	36.4
Total revenues	$397.0	$380.3	$16.7	4.4	$397.9	$(17.6)	(4.4)
Gross profit
New vehicles	$14.6	$13.6	$1.0	7.4	$14.4	$(0.8)	(5.6)
Used vehicles	43.3	40.3	3.0	7.4	$42.4	(2.1)	(5.0)
Service and parts	5.0	5.2	(0.2)	(3.8)	$6.2	(1.0)	(16.1)
Other	1.6	1.5	0.1	13.3	1.1	0.4	36.4
Total gross profit	$64.5	$60.6	$3.9	6.4	$64.1	$(3.5)	(5.5)
New vehicles
Unit sales	5,340	4,997	343	6.9	5,557	(560)	(10.1)
Revenue per vehicle	$29,146	$26,351	$2,795	10.56	$25,320	$1,031	4.1
Gross profit per vehicle	$2,729	$2,712	$17	0.6	$2,590	$122	4.7
Gross profit percentage	9.4%	10.3%	−0.9%	(8.7)	10.2%	0.1%	1.0
Used vehicles
Unit sales	14,898	16,555	(1,657)	(10.0)	16,050	505	3.1
Revenue per vehicle	$14,965	$13,988	$977	7.0	$14,754	$(766)	(5.2)
Gross profit per vehicle	$2,906	$2,435	$471	19.3	$2,644	$(209)	(7.9)
Gross profit percentage	19.4%	17.4%	2.0%	11.5	17.9%	−0.5%	(2.8)
Percentage of total revenues
New vehicles	39.2%	34.6%	4.6%	13.3	35.4%	−0.8%	(2.3)
Used vehicles	56.1%	60.9%	−4.8%	(7.9)	59.5%	1.4%	2.4
Service and parts	4.2%	4.1%	0.1%	2.4	4.9%	−0.8%	(16.3)
Other	0.5%	0.4%	0.1%	25.0	0.2%	0.2%	100.0
	100.0%	100.0%	0.0%	0.0%	100.0%	0.0%	0.0%
Other operating data
Total operating expenses	$62.3	$60.9	$1.4	2.3	$63.1	$(2.2)	(3.5)
Goodwill write-down	$8.1	$-0-	$8.1	N/A	$-0-	$-0-	N/A
Floor plan interest	2.0	2.2	(0.2)	(9.1)	1.7	0.5	29.4
Advertising expense*	11.8	15.8	(4.0)	(25.3)	14.5	1.3	9.0
*Included in operating expenses

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

Cost of sales. The cost of sales increased $12.8 million, or 4.0%, to $332.5 million in the year 2004 from $319.7 million in the year ended December 31, 2003. The percentage increase is 0.4% less than the revenues percentage increase and reflects both the disproportionately higher cost of new vehicles, which increased by 19.4% and the disproportionately lower cost of used vehicles, which decreased by 6.1%. The average cost of a new vehicle increased by $2,778, or 11.8%, and the average cost of a used vehicle increased by $506, or 4.4%, resulting in the increase in cost of sales. As noted, above, the cost of sales in both years reflects the net effect of automotive manufacturers’ floor plan assistance incentives and advertising incentives.

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

We expect that this environment and the manufacturers’ incentive will continue in the foreseeable future. Furthermore, we believe that the change our product mix, i.e., our somewhat reduced concentration on the more profitable used vehicle segment, will also continue. However, our ability to buy, at favorable prices, quality used vehicles, ranging from entry level to luxury, and our ability to find competitive financing sources for our customers, we believe, will enable us to attract used vehicle purchasers and will be significant factors in our ability to maintain our relatively high gross profit percentages.

Operating expenses. In the year ended December 31, 2004, operating expenses increased approximately $1.6 million to approximately $60.3 million, from $58.7 million in 2003. In addition to the normal increase in selling, general and administrative expenses relative to the growth of sales, this increase is attributable, in large part, to the compensation earned by HB Automotive, Inc. and Bruce Bendell, aggregating approximately $3.6 million in 2004 as compared with approximately $1.2 million in 2003, an increase of approximately $2.4 million. A substantial offset to such increases was attributable to the cost-cutting efforts initiated throughout our dealership group, with the most significant decreases resulting from reductions in advertising expenditures, which declined approximately $4.0 million to approximately $11.8 million in 2004 from approximately $15.8 million in 2003.

Goodwill write-down. As discussed under the caption ‘‘Critical Accounting Policies — Long-lived Assets,’’ above, we incurred a non-cash charge of $8.1 million in the fourth quarter of 2004. There was no comparable such charge in any of our prior periods.

Interest expense. Interest expense had a net decrease of approximately $237,000 to approximately $2.7 million in 2004, which represents a $42,000 decrease in interest related to our floor plan financing and a $195,000 decline in other interest as we continue to repay our long-term debt obligations.

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

Results Of Continuing Operations Year Ended December 31, 2003 And Year Ended     December 31, 2002

Revenues. Revenues for the year ended December 31, 2003 decreased to approximately $380.3 million, which is $17.6 million, or 4.4%, less than the prior year's revenues of $397.9 million. Such decrease was solely attributable to the revenues of our automotive dealership operations. The primary reasons for the decrease in total revenue were (1) the significant decrease in unit sales of new vehicles and (2) the large decrease in average selling prices for used vehicles. New car unit sales decreased by 560 units, or 10.1% in 2003 from 2002, while used car unit sales increased by 505 units, or only 3.1%, in the 2003 year over the prior year. We believe that approximately one-third of the decrease in new vehicle unit sales is attributable to our dealerships that were closed during the prior year and the balance to our performance in the first half of 2003. Although the average sales price per new vehicle sold increased by $1,031 or 4.1% from the prior year, such increase was not sufficient to offset the steep decline in unit sales. We believe that the exceptionally severe weather conditions in our operating area in the first quarter of 2003, combined with the negative effects on consumer spending caused by the anticipation and then the realization of the war with Iraq during the first half of 2003 were the significant contributory factors in our decreased revenues. Further, while in 2003 we increased the average number of used vehicles sold per month by 42 units to 1,380 from 1,338 used vehicles, retail and wholesale, that were sold during each of the months in the 2003 year, an increase of 3.1%, such increase was not sufficient to offset the decline in the average sales price per used vehicle sold of $766 or 5.2% from the prior year’s average sales price per used vehicle.

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

Cost of sales. The cost of sales decreased $14.1 million, or 4.2%, to $319.7 million in the year 2003 from $333.8 million in the year ended December 31, 2002. The percentage decrease is approximately the same as the revenues percentage decrease and reflects both the closed dealerships and an increase of $909 or 4.0% in the average cost of new vehicles and a decrease of $557 or 4.6% in the average unit cost of used vehicles. Because of the significantly greater volume of used vehicle unit sales, this results in a net decrease in cost of sales. As noted, above, the cost of sales in both years reflects the net effect of floor plan interest and automotive manufacturers’ floor plan assistance incentives and advertising incentives.

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

Operating expenses. In the year ended December 31, 2003, operating expenses decreased approximately $2.7 million to approximately $58.7 million, from $61.4 million in 2002. We believe we have been successful in our efforts to generally reduce operating expenses in light of the decline in revenues, the general reductions we achieved was significantly offset by an increase of $1.3 million in advertising expenses incurred to stimulate lagging sales.

Interest expense. Interest expense had a net increase of approximately $309,000 to approximately $3.0 million in 2003, which represents an increase of approximately $491,000 in floor plan interest as partially offset by a $182,000 decline in other interest as we continue to repay our long-term debt obligations.

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

Liquidity And Capital Resources — December 31, 2004

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

Our cash increase of $2,720,363 in the year ended December 31, 2004 was primarily attributable to financing activities, which provided cash of $2,287,769. This was attributable to net additions to floor plan notes payable to non-trade creditors of $2,339,957 and an additional long-term obligation of $250,000 we incurred in connection with the settlement of litigation, net of payments of long-term debt of $302,188.

Our operating activities provided cash of $981,994. This increase is primarily attributable to our net loss of $6,837,962, as adjusted for non-cash charges of $8,884,458, a net increase in liabilities of $2,957,000 (primarily attributable to increases in accounts payable and accrued expenses totaling $841,408 and accrued expenses-related parties of $2,693,702, as reduced by a net decrease in floor plan notes payable to trade creditors of $559,013) and a net increase in assets of $4,021,502 (principally, increases in accounts receivable and inventories of $1,696,621 and $3,461,889, respectively, as partially offset by a decrease in due from related parties of $805,079). Our inventories increased, primarily, as a result of our taking advantage of favorable buying opportunities in anticipation of the spring selling season and our accounts receivable increased, primarily, as a result of our significantly higher sales volume in the fourth quarter of 2004 as compared to the same quarter in the prior year.

Our investing activities used $549,400 of cash, with $600,356 used for additions to property and equipment. We do not anticipate any significant increases in spending for property and equipment in 2005.

The foregoing activities, i.e., operating, investing and financing, resulted in a net cash increase of $2,720,363 for the year ended December 31, 2004.

In September 2001, CFC, one of our primary floor plan credit sources for approximately $30 million for the financing of our vehicle inventory, notified us that CFC had re-evaluated its credit and lending relationship with us and was requiring us to seek a replacement lending institution to refinance and replace all existing CFC credit facilities. Consequently, in March 2002, we entered into a floor plan financing arrangement with GMAC for GMAC to provide the floor plan credit for the financing of our Chevrolet dealership’s new and used vehicle inventory. This is the flagship dealership of our operations and accounted for more than 30% of our new vehicle revenues and more than 80% of our consolidated used vehicle revenues in the year 2004. Additionally, in March 2002, we entered into a credit agreement with HSBC pursuant to which HSBC is providing the floor plan credit for the financing of our Chrysler/Jeep, Dodge and Kia dealerships’ new and used vehicle inventory. As a result of the GMAC and HSBC credit facilities, we completed the replacement of financing for all of the dealerships that were previously financed by CFC.

In May 2002, entered into an agreement with NMAC pursuant to which NMAC replaced the then existing floor plan credit for the financing of our Nissan dealership’s new and used vehicle inventory up to an aggregate of $8.5 million. Subsequently, in December 2002, NMAC took over the floor plan financing for our Suzuki dealership up to an aggregate of $2 million.

In January 2003, we entered into an agreement with Primus pursuant to which Primus replaced the then existing floor plan credit for the financing of our Compass Dodge dealership’s new and used vehicle inventory up to an aggregate of $1.5 million.

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

	Total	< 1 Year	1 - 3 Years	4 - 5 Years	> 5 Years
Contractual Obligations:
Floor Plan Notes – Trade Creditors	$21,575,506	$21,575,506	$—	$—	$—
Floor Plan Notes – Non-Trade Creditors	29,804,804	29,804,804	$—	$—	$—
Long-term Debt	7,805,677	895,408	3,394,583	1,367,040	2,148,646
Interest	2,866,070	698,302	1,368,020	587,119	212,629
Operating Lease Obligations	4,321,583	1,193,500	2,654,500	394,000	79,583
	$66,373,640	$54,167,520	$7,417,103	$2,348,159	$2,440,858

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

Item 9A. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the design and effectiveness of our disclosure controls and procedures, as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), as of the end of the period covered by this report (the ‘‘Evaluation Date). Based on this evaluation of our disclosure controls and procedures, we have concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective in timely alerting us to material information required to be included in our periodic SEC reports. We have insufficient accounting personnel who can analyze, record and resolve complex transactions and accounting matters, including certain inventory reconciliations, on a timely basis. With respect to a relatively small portion of our inventory, specifically, certain vehicles not covered by floor plan financing, we have recognized some weaknesses in financial reporting procedures. However, the error which did occur during 2004 with respect to this inventory was less than 1% of the total inventory and not material to the financial statements.

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

PART III

Item 10.    Directors And Executive Officers Of The Registrant

As of June 30, 2005, our current directors and executive officer and their respective ages are as follows:

Name	Age	Position
Bruce Bendell	51	Chairman of the Board, President, Chief Executive Officer and Acting Chief Financial Officer
David Edelstein (1)(2)	51	Director
Steven Hornstock (1)(2)	55	Director
Alan A. Pearson (1)(2)	60	Director
Jeffrey Weiner	47	Director

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

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

We do not currently have a nominating committee. The functions customarily performed by a nominating committee are performed by the Board of Directors as a whole. In making its nominations, the Board of Director identifies candidates who meet the current challenges and needs of the Board of Directors. In determining whether it is appropriate to add or remove individuals, the Board of Directors will consider issues of judgment, diversity, age, skills, background and experience. In making such decisions, the Board of Directors considers, among other things, an individual’s business experience, industry experience, financial background and experiences.

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

Code of Ethics

We have adopted a ‘‘Code of Ethics,’’ as defined by regulations promulgated under the Securities Act and the Exchange Act and a ‘‘Code of Conduct,’’ as defined by qualitative listing requirements promulgated by the Nasdaq National Market, that apply to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We collectively refer to these codes as our Code of Conduct and Ethics, a current copy of which was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003. A copy of the Code of Conduct and Ethics is available on our website at www.majorworld.com and print copies are available to any shareholder who requests a copy. Any amendment to the Code of Conduct and Ethics or any waiver of the Code of Conduct and Ethics will be disclosed on our website promptly following the date of such amendment or waiver.

Item 11.    Executive Compensation

The following table sets forth information for each of our fiscal years ended December 31, 2004, 2003 and 2002 concerning compensation of our sole executive officer (the ‘‘Named Executive Officer’’):

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other	Securities Underlying Options (#)
Bruce Bendell (1)	2004	$500,000	$386,455	0	0
Chairman of the Board, President, Chief Executive Officer and	2003	$500,000	$77,336	0	0
Acting Chief Financial Officer	2002	$500,000	$461,379	0	0

(1)	In May 2001, the Compensation Committee of our Board of Directors approved an adjustment to Mr. Bendell’s compensation package that included an increase in his base salary to $500,000 per year for the period July 1, 2001 to June 30, 2004 and, effective April 1, 2001 a bonus equal to 10% of the net income attributable to our automotive operations after all expenses, including bonus amounts paid to other employees. The amounts shown for each of the years reflect those terms. In addition to his compensation for services, in March 2004, Mr. Bendell received $450,000 for a credit enhancement arrangement through which he provided personal guarantees in connection with our various floor plan credit lines. In 2004, an additional $450,000 has been accrued as compensation to Mr. Bendell in connection with the continuation of such credit enhancement arrangement. See ‘‘Certain Relationships and Related Transactions.’’

Option/SAR Grants In Last Fiscal Year

No stock options were granted to the Named Executive Officer during 2004. We have never granted any stock appreciation rights.

Aggregated Option/SAR Exercises In Last Fiscal Year And Fiscal Year-End Option/SAR Values

No options were exercised by the Named Executive Officer during the fiscal year ended December 31, 2004. There were no unexercised ‘‘in-the-money’’ options held by the Named Executive Officer as of December 31, 2004.

Compensation Of Directors

Non-employee Directors each received 4,500 shares of our common stock and options to purchase 4,500 shares of common stock in 2004 under our 2001 Outside Directors Stock Plan. We reimburse directors for their expenses of attending meetings of the Board of Directors.

Employment Contracts, Termination of Employment and Change-In-Control Arrangements

On July 24, 2003, we entered into an employment agreement effective January 1, 2003 with Bruce Bendell, pursuant to which he serves as our President, Chief Executive Officer and Acting Chief Financial Officer. The agreement extended automatically for an additional one-year period at the end of the initial term, June 30, 2004, and extends for an additional one-year period on each anniversary thereafter, unless 90-day prior notice of termination is provided by either Mr. Bendell or us. The agreement provides for an annual base salary of $500,000 and a quarterly bonus equal to 10% of the net income of our automotive operations after all expenses, including any other bonuses paid or accrued. In the event that Mr. Bendell’s employment is terminated prior to June 30, 2004, he will continue to receive his base salary and a guaranteed annual bonus of $250,000 per year until that date.

In March 2004, we agreed in principal with Harold Bendell that, effective January 1, 2004, he would serve as a manager of operations of Major Auto. The agreement extends automatically for an additional one-year period at the end of the initial term and on each anniversary thereafter, unless 90-day prior notice of termination is provided by either Mr. Bendell or us. The agreement provides for an annual base salary of $500,000. Additionally, in March 2004, we agreed in principal to a consulting agreement with HB Automotive, Inc. (‘‘HB Automotive’’), a company owned by Harold Bendell, that, effective January 1, 2004, HB Automotive provide dealership management consulting services to us and for us to compensate HB Automotive. The agreement provides for a $200 fee for each used vehicle sold at our Chevrolet dealership and to a participation in the pre-tax profits of Major Auto. Had the per-vehicle fee provision been in effect on January 1, 2003, HB Automotive would have earned an additional $2 million in 2003. In 2004, we accrued $2,484,000 as due to HB Automotive pursuant to this agreement. We believe that definitive agreements memorializing such terms will be executed by both parties.

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

Report of the Compensation Committee of the Board of Directors

The Compensation Committee of the Board of Directors is responsible for establishing, monitoring, and implementing the policies of governing the compensation of the Company’s executives. The Compensation Committee believes that the compensation programs for our executive officers should reflect our performance and the value created for our stockholders. In addition, the compensation programs should support our short-term and long-term strategic goals and values and should reward individual contribution to our success. The Compensation Committee, which is comprised entirely of non-employee members of our Board of Directors, has furnished the following report on executive compensation.

General Compensation Policy. The Compensation Committee’s policy is to provide our executive officers with compensation opportunities that are based upon their personal performance, our financial performance and their contribution to that performance and which are competitive enough to attract and retain highly skilled individuals. Each executive officer’s compensation package is comprised of a base salary, bonus and long-term incentive awards. We review compensation levels of other companies in its industry to ensure that our executive compensation is appropriate in light of industry practices.

Base Salary.    The salary for our executive officer for 2004 was generally determined by the Board of Directors by taking into account the individual’s experience and performance and our specific needs. For 2005, the Compensation Committee will review the base salaries of executive officers by evaluating each executive’s scope of responsibility, performance, prior experience and salary history, as well as the salaries for similar positions at comparable companies.

Bonus. We award bonuses as a reward for performance based principally on our overall financial results and or achievements of specified business objectives. We believe that bonuses properly motivate the officers to perform to the greatest extent of their abilities to generate the highest attainable profits for us. In 2004, a bonus of $386,455 was accrued for Bruce Bendell.

Long Term Incentive Awards. The Compensation Committee believes that equity-based compensation in the form of stock options links the interests of executives with the long-term interests of our stockholders and encourages executives to remain in our employ. We grant stock options in accordance with our various stock option plans. Grants are awarded based on a number of factors, including the individual’s level of responsibility, the amount and term of options already held by the individual, the individual’s contributions to the achievement of our financial and strategic objectives, and industry practices and norms.

Compensation of Chief Executive Officer. Bruce Bendell was paid a base salary of $500,000 for the year ended December 31, 2004. See ‘‘Employment Contracts, Termination of Employment and Change-In-Control Arrangements.’’

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

Stock Price Performance Graph

Our common stock commenced trading on the Nasdaq Small Cap Market on October 7, 1998 and on the Nasdaq National Market under the symbol ‘‘FDHG’’ on August 3, 1999. Our symbol was changed to ‘‘MAJR’’ on May 2, 2001. Subsequently, our common stock was transferred back to the Nasdaq SmallCap Market on January 2, 2003 and then transferred to the Over-the-Counter Bulletin Board on November 10, 2004 with the symbol ‘‘MAJR.OB.’’

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

The information contained in the performance graph shall not be deemed ‘‘soliciting material’’ or to be ‘‘filed’’ with the Commission nor shall such information be deemed incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Stock Option Plans

Our currently active stock option plans include the 1999 Employee Stock Option Plan (the ‘‘1999 Plan’’) and the 2001 Outside Director Option Plan (the ‘‘2001 Plan’’).

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

The 2001 Plan is intended to attract and retain the best available personnel for service as our outside directors, to provide additional incentive to our outside directors to serve as Directors and to encourage their continued service on the Board of Directors. The 2001 Plan provides for automatic and nondiscretionary grants of options and share grants to outside directors. Specifically, on each date of our annual stockholders’ meetings, each outside director who served as a member of the Board of Directors shall be automatically granted an option to purchase 4,500 shares of our common stock. The term of the option is for ten (10) years. The option is exercisable only while the outside director remains on the Board. Additionally, on April 30 and on each anniversary thereafter, each outside director who served as a member of the Board of Directors shall be automatically granted 4,500 shares of our common stock. The shares issued pursuant to a share grant vest fully and immediately upon issuance. The 2001 Plan provides for the granting or issuance of 250,000 shares of our authorized but unissued common stock.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth information as of December 31, 2004 with respect to compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	280,888(1)	$3.38	1,069,112(2)
Equity compensation plans not approved by security holders	—	—	—

(a)(1)	Includes 213,388 options issued and outstanding under the 1999 Plan with an average exercise price of $4.24 per share, and 67,500 options issued and outstanding under the 2001 Outside Director Plan with an average exercise price of $0.68 per share.

(2)	Includes 886,612 shares available for issuance under the 1999 Plan and 182,500 shares available for issuance under the 2001 Plan.

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

(iii) all of our directors and executive officers as a group and (iv) each person known to us to own more than 5% of any class of our securities:

Name and Address of Beneficial Owner	Number of Shares		Percent of Class (1)
Executive Officers and Directors:
Bruce Bendell.	4,459,235	(2)	48.35%
David Edelstein..	64,580	)(3)(4)	*
Steven Hornstock .	27,090	(5)	*
Alan Pearson	9,000	(6)	*
Jeffrey Weiner	128,090	(7)	1.37%
All directors and executive officers as a group	4,687,995	)(8)(9)	49.45%
Other 5% Stockholders:

* Represents less than 1% of the outstanding shares of common stock.

(1)	Based on 9,222,228 shares of common stock outstanding on June 30, 2005.

(2)	Includes: (i) 5 shares of common stock owned by Mr. Bendell's wife and the following shares of common stock which Mr. Bendell has the right to acquire within 60 days: 22,500 shares of common stock which Mr. Bendell has the right to acquire upon the exercise of warrants; and (ii) options for 80,000 shares of common stock which are immediately exercisable.

(3)	Includes options for 43,700 shares of common stock, which are immediately exercisable.

(4)	Includes 1,980 shares of common stock owned by Mr. Edelstein's children.

(5)	Includes 90 shares of common stock owned by Mr. Hornstock’s wife and options for 13,500 shares of common stock, which are immediately exercisable.

(6)	Includes options for 4,500 shares of common stock, which are immediately exercisable.

(7)	Includes options for 93,700 shares of common stock, which are immediately exercisable and 900 shares of common stock owned by Mr. Weiner's wife.

(8)	Includes (i) 2,975 shares of common stock owned by immediate family members of directors and executive officers as a group, (ii) 22,500 shares of common stock that the directors and executive officers as a group have the right to acquire within 60 days and (iii) options for 248,900 shares of common stock which are immediately exercisable.

(9)	The address for each executive officer and director is c/o The Major Automotive Companies, Inc., 43-40 Northern Boulevard, Long Island City, NY 11101.

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

On December 11, 2000, we issued to M&K Equities, Ltd., a New York corporation (‘‘M&K’’), which is an affiliate of Jeffrey Weiner, a member of our Board of Directors, a senior subordinated secured promissory note in the principal amount of $2,000,000 in consideration for a $2,000,000 loan from M&K. The note was initially due on December 11, 2002 (the ‘‘Maturity Date’’) at a rate per annum of ten percent (10%). The Maturity Date of the note has been extended until January 2, 2006. The total amount outstanding at December 31, 2004 was $1,270,000. Interest under the note is payable in monthly installments with all outstanding principal and interest due on the Maturity Date. In order to induce M&K to make the loan, we also agreed to grant a lien on and security interest in all of our assets, other than our technology assets, as collateral security for the due payment and performance of all indebtedness, liabilities and obligations under the note, which collateral is set forth in a security agreement, subject to prior senior liens. Mr. Weiner also received options under the 1999 Plan to purchase 50,000 shares of our common stock at an exercise price of $2.35. The fair value ascribed to the options was approximately $95,000, based on the Black-Scholes option-pricing model. Such amount was recorded as a deferred charge and as additional paid-in-capital of stockholders equity. The amount of the deferred charge has been amortized over the initial term of the note, with the Company having charged $47,500 to operations in each of the years 2002 and 2001.

We purchase from and sell vehicles to Nawi Leasing, Inc., a company of which Steven Nawi is President. Mr. Nawi was a member of our Board of Directors until July 2004. During the year 2004, there were no sales to Nawi Leasing, Inc. and purchases from Nawi Leasing, Inc. and its affiliates represented approximately $218,000.

In connection with the acquisition of our Nissan dealership in Hempstead, New York, we obtained an option to acquire that dealership’s land and building from the landlord who held the lease on that property. We exercised our option, but were unable to obtain the financing necessary to effect the purchase. Since the lease expiration was concurrent with the required property acquisition date and we were unsuccessful in obtaining an extension of the lease term, it became imperative to the Nissan dealership’s operations to maintain its presence at that location. In order to ensure continuity of the dealership’s operations, in a transaction approved by our Board of Directors, the Bendells agreed to personally acquire the property through a company they formed and lease it back to us. The result of this transaction was to eliminate the capitalized lease of approximately $3.6 million and the related liability of $3.0 million that we had recorded in connection with this property. The difference of $637,000, the book value of the purchase option, was recorded as a long-term related party receivable, which is included in other non-current assets. We entered into a lease with the new landlord for five years with a five-year renewal option for approximately the same monthly rental we were previously paying. The receivable will be repaid, ratably, through monthly payments over the remaining term of the lease, including extensions to the initial term, together with related interest at a market rate. Bruce Bendell has guaranteed payment in the event the lease is prematurely terminated. Based on the report of an independent appraiser, the purchase option was recorded at its fair value and the monthly rent is at a market rate.

In unrelated transactions, in order to obtain floor plan financing at favorable rates, each of the Bendells has agreed to either guarantee certain of our floor plan debt or provide certain collateral in connection with our floor plan or other borrowings. Our Board of Directors agreed to obtain independent valuations the Credit Enhancements and pay each of the Bendells the fair value of his respective contributions. We engaged an independent valuation firm and received a preliminary valuation from such firm of $160,000 for the economic risk value of the Credit Enhancement. Accordingly, we accrued such amount as a liability in the third quarter of 2002. In the third quarter of 2003, our Board of Directors received additional indications that the value of the Credit Enhancement may approximate $450,000. As such, we accrued an additional $290,000 in the third quarter of 2003. In March 2004, our Board of Directors concluded that the $450,000, as accrued, was the appropriate value of the Credit Enhancement. At December 31, 2004, we have accrued, but not paid, an aggregate of $1,355,735, due to Bruce Bendell for bonuses and credit enhancement, which amount is included in accrued expenses. Included in the amount, is a credit enhancement of $900,000, of which $450,000 was accrued in 2004. The Company’s Board of Directors approved this amount. In addition, we have a receivable from Bruce Bendell of $1,395,358, based on advances made to him prior to 2002, recorded as due from related parties on our balance sheets.

In March 2004, we agreed in principal with Harold Bendell that, effective January 1, 2004, he would serve as a manager of operations of Major Auto. The agreement extends automatically for an additional one-year period at the end of the initial term and on each anniversary thereafter, unless either Mr. Bendell or we provide 90-day prior notice of termination. The agreement provides for an annual base salary of $500,000. Additionally, in March 2004, we agreed in principal to a consulting agreement with HB Automotive, Inc. (‘‘HB Automotive’’), a company owned by Harold Bendell, that, effective January 1, 2004, HB Automotive provide dealership management consulting services to us. The agreement provides for a $200 fee for each used vehicle sold at our Chevrolet dealership and to a participation in the pre-tax profits of Major Auto. In 2004, we accrued $2,484,000 as due to HB Automotive pursuant to this agreement.

Harold Bendell has acquired the right to an off premises storage facility that was previously leased by us, on a month-to-month basis, from an independent third party. Accordingly, we are leasing such space from Mr. Bendell for $15,000 per month, approximately the same monthly rental we were paying to the prior landlord.

Item 14. Principal Accountant Fees And Services

Audit Fees. All of the fees billed by our principal accountant, BDO Seidman, LLP, in 2004 and 2003 were audit fees incurred in connection with our annual audit and reporting on Forms 10-K and for reviews in connection with our quarterly reporting on Forms 10-Q. The aggregate fees billed for such services were $444,000 and $452,000 in 2004 and 2003, respectively.

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

Pre-Approval Policies. Pursuant to the rules and regulations of the Commission, before our independent accountant is engaged to render audit or non-audit services, the engagement must be approved by our Audit Committee or entered into pursuant to the Audit Committee’s pre-approval policies and procedures. The policy granting pre-approval to certain specific audit and audit-related services and specifying the procedures for pre-approving other services is set forth in the Amended and Restated Charter of our Audit Committee.

Item. 15.    Exhibits and Financial Statement Schedules.

(a)	Exhibits

Exhibit Number	Description	Page
3.1(1)	Articles of Incorporation of Fidelity Holdings, Inc., (‘‘Company’’) incorporated by reference to Exhibit 3.1 of Company’s Registration Statement on Form 10-SB, as amended, filed with the Securities and Exchange Commission on March 7, 1997.	N/A
3.2(1)	Articles of Incorporation of Computer Business Sciences, Inc., incorporated by reference to Exhibit 3.2 of Company’s Registration Statement on Form 10-SB, as amended, filed with the Securities and Exchange Commission on March 7, 1997.	N/A
3.3(1)	Articles of Incorporation of 786710 (Ontario) Limited, incorporated by reference to Exhibit 3.3 of Company’s Registration Statement on Form 10-SB, as amended, filed with the Securities and Exchange Commission on March 7, 1997.	N/A
3.4(1)	Articles of Incorporation of Premo-Plast, Inc., incorporated by reference to Exhibit 3.4 of Company’s Registration Statement on Form 10-SB, as amended, filed with the Securities and Exchange Commission on March 7, 1997.	N/A
3.5(1)	Articles of Incorporation of C.B.S. Computer Business Sciences Ltd., incorporated by reference to Exhibit 3.5 of Company’s Registration Statement on Form 10-SB, as amended, filed with the Securities and Exchange Commission on March 7, 1997.	N/A
3.6(1)	Articles of Incorporation of Major Fleet & Leasing Corp., incorporated by reference to Exhibit 3.6 of Company’s Registration Statement on Form 10-SB, as amended, filed with the Securities and Exchange Commission on March 7, 1997.	N/A
3.7(1)	Articles of Incorporation of Reynard Service Bureau, Inc., incorporated by reference to Exhibit 3.7 of Company’s Registration Statement on Form 10-SB, as amended, filed with the Securities and Exchange Commission on March 7, 1997.	N/A
3.8(1)	Articles of Incorporation of Major Acceptance Corp., incorporated by reference to Exhibit 3.8 of Company’s Registration Statement on Form 10-SB, as amended, filed with the Securities and Exchange Commission on March 7, 1997.	N/A
3.9(1)	By-Laws of the Company incorporated by reference to Exhibit 3.9 of Company’s Registration Statement on Form 10-SB, as amended, filed with the Securities and Exchange Commission on March 7, 1997.	N/A
3.10(14)	Certificate of Amendment to Articles of Incorporation of the Company filed on December 12, 2000.	N/A
4.1(1)	Certificate of Designation for the Company’s 1996-MAJOR Series of Convertible Preferred Stock, incorporated by reference to Exhibit 4.1 of Company’s Registration Statement on Form 10-SB, as amended, filed with the Securities and Exchange Commission on March 7, 1997.	N/A
4.1(i)(2)	Form of Amended and Restated Certificate of Designation for the Company’s 1996-MAJOR Series of Convertible Preferred Stock.	N/A

Exhibit Number	Description	Page
4.2(1)	Warrant Agreement for Nissko Warrants, incorporated by reference to Exhibit 4.2 of Company’s Registration Statement on Form 10-SB, as amended, filed with the Securities and Exchange Commission on March 7, 1997.	N/A
4.3(1)	Warrant Agreement for Major Fleet Warrants, incorporated by reference to Exhibit 4.3 of Company’s Registration Statement on Form 10-SB, as amended, filed with the Securities and Exchange Commission on March 7, 1997.	N/A
4.3(i)(2)	Amended and Restated Warrant Agreement, dated October 11, 1997 between the Company, Bruce Bendell and Harold Bendell.	N/A
4.4(1)	Warrant Agreement for Progressive Polymerics International, Inc. Warrants, incorporated by reference to Exhibit 4.4 of Company’s Registration Statement on Form 10-SB, as amended, filed with the Securities and Exchange Commission on March 7, 1997.	N/A
4.5(2)	Form of Certificate of Designation for the Company’s 1997A-Major Automotive Group Series of Preferred Stock.	N/A
4.6(2)	Form of Certificate of Designation for the Company’s 1997 Major Series of Convertible Preferred Stock.	N/A
4.7(2)	Form of Registration Rights Agreement between the Company and Bruce Bendell.	N/A
4.8(2)	Stock Pledge and Security Agreement, dated March 26, 1996, between Doron Cohen, Bruce Bendell, Avraham Nissanian, Yossi Koren, Sam Livian and Robert Rimberg.	N/A
4.9(2)	Form of Registration Rights Agreement between the Company, Castle Trust and Management Services Limited and Bruce Bendell.	N/A
4.10(2)	Form of the Company’s 10% Convertible Subordinated Debenture due 1999.	N/A
4.11(4)	Certificate of Designation for the Company’s 1997-Major Series of Convertible Preferred Stock.	N/A
4.11(6)	Form of Warrant.	N/A
4.12(6)	Form of CBS Warrant.	N/A
4.13(6)	Form of Debenture.	N/A
4.14(7)	Form of Closing Warrant.	N/A
4.15(7)	Form of Adjustable Warrant.	N/A
4.16(8)	Form of Closing Warrant.	N/A
4.17(8)	Form of Adjustable Warrant.	N/A
4.18(9)	Form of Closing Warrant.	N/A
4.19(9)	Form of Adjustable Warrant.	N/A
10.1(1)	Employment Agreement, dated November 7, 1995, between the Company and Doron Cohen, incorporated by reference to Exhibit 10.1 of Company's Registration Statement on Form 10-SB, as amended, filed with the Securities and Exchange Commission on March 7, 1997.	N/A
10.1(i)(2)	Amendment No. 1 to Employment Agreement, dated as of November 7, 1995 between the Company and Doron Cohen.	N/A

Exhibit Number	Description	Page
10.2(1)	Consulting Agreement, dated November 7, 1995, between the Company and Bruce Bendell, incorporated by reference to Exhibit 10.2 of Company's Registration Statement on Form 10-SB, as amended, filed with the Securities and Exchange Commission on March 7, 1997.	N/A
10.2(i)(2)	Amendment No. 1 to Consulting Agreement, dated as of November 7, 1995 between Fidelity Holdings, Inc. and Bruce Bendell.	N/A
10.3(1)	Agreement for Purchase of Patents, dated November 14, 1995, between the Company and Progressive Polymerics, Inc., incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form 10-SB, as amended, filed with the Securities and Exchange Commission on March 7, 1997.	N/A
10.3(i)(1)	First Amendment, dated September 30, 1996, to Agreement for Purchase of Patents, dated November 14, 1995, incorporated by reference to Exhibit 10.4 of Company’s Registration Statement on Form 10-SB as amended, filed with the Securities and Exchange Commission on March 7, 1997.	N/A
10.5(1)	Agreement, dated March 25, 1996, between Nissko Telecom, Ltd. and Computer Business Sciences, Inc., incorporated by reference to Exhibit 10.5 of Company’s Registration Statement on Form 10-SB, as amended, filed with the Securities and Exchange Commission on March 7, 1997.	N/A
10.6(1)	Asset Purchase Agreement, dated April 18, 1996, between the Company and Zvi and Sarah Barak, incorporated by reference to Exhibit 10.6 of Company’s Registration Statement on Form 10-SB, as amended, filed with the Securities and Exchange Commission on March 7, 1997.	N/A
10.6(i)(2)	Amendment to Asset Purchase Agreement dated August 7, 1997.	N/A
10.7(1)	Employment Agreement dated April 18, 1996 between the Company and Dr. Zvi Barak, incorporated by reference to Exhibit 10.7 of Company’s Registration Statement on Form 10-SB, as amended, filed with the Securities and Exchange Commission on March 7, 1997.	N/A
10.8(1)	Employment Agreement dated October 18, 1996 between Computer Business Sciences, Inc. and Paul Vesel, incorporated by reference to Exhibit 10.8 of Company’s Registration Statement on Form 10-SB, as amended, filed with the Securities and Exchange Commission on March 7, 1997.	N/A
10.9(1)	Indemnification Agreement dated November 7, 1995 between the Company and Doron Cohen, incorporated by reference to Exhibit 10.9 of Company’s Registration Statement on Form 10-SB, as amended, filed with the Securities and Exchange Commission on March 7, 1997.	N/A
10.10(1)	Indemnification Agreement dated November 7, 1995 between the Company and Bruce Bendell, incorporated by reference to Exhibit 10.10 of Company’s Registration Statement on Form 10-SB, as amended, filed with the Securities and Exchange Commission on March 7, 1997.	N/A
10.11(1)	Indemnification Agreement dated December 6, 1995 between the Company and Richard C. Fox, incorporated by reference to Exhibit 10.11 of Company’s Registration Statement on Form 10-SB, as amended, filed with the Securities and Exchange Commission on March 7, 1997.	N/A

Exhibit Number	Description	Page
10.12(1)	Indemnification Agreement dated March 28, 1996 between the Company and Dr. Barak, incorporated by reference to Exhibit 10.12 of Company’s Registration Statement on Form 10-SB, as amended, filed with the Securities and Exchange Commission on March 7, 1997.	N/A
10.13(1)	Indemnification Agreement dated March 28, 1996 between the Company and Yossi Koren, incorporated by reference to Exhibit 10.13 of Company’s Registration Statement on Form 10-SB, as amended, filed with the Securities and Exchange Commission on March 7, 1997.	N/A
10.14(1)	Plan of Reorganization for acquisition of Major Fleet & Leasing Corp. dated August 23, 1996 between the Company, Bruce Bendell and Harold Bendell, incorporated by reference to Exhibit 10.17 of Company’s Registration Statement on Form 10-SB, as amended, filed with the Securities and Exchange Commission on March 7, 1997.	N/A
10.15(1)	Patent Purchase Agreement dated December 30, 1996 between Premo-Plast, Inc. and John Pinciaro, incorporated by reference to Exhibit 10.16 of Company’s Registration Statement on Form 10-SB, as amended, filed with the Securities and Exchange Commission on March 7, 1997.	N/A
10.16(1)	Employment Agreement dated December 30, 1996 between Premo-Plast, Inc. and John Pinciaro, incorporated by reference to Exhibit 10.17 of Company’s Registration Statement on Form 10-SB, as amended, filed with the Securities and Exchange Commission on March 7, 1997.	N/A
10.17(1)	Employment Agreement dated January 27, 1997 between the Company and Ronald K. Premo, incorporated by reference to Exhibit 10.18 of Company’s Registration Statement on Form 10-SB, as amended, filed with the Securities and Exchange Commission on March 7, 1997.	N/A
10.18(1)	Plan and Agreement of Merger, dated April 21, 1997, the Company, Major Automotive Group, Inc., Major Acquisition Corp. and Bruce Bendell, incorporated by reference to Exhibit 10.19 of Company’s Registration Statement on Form 10-SB, as amended, filed with the Securities and Exchange Commission on March 7, 1997.	N/A
10.18(i)(2)	Amendment to Plan and Agreement of Merger, dated August 1, 1997, between Fidelity Holdings, Inc., Major Automotive Group, Inc., Major Acquisition Corp. and Bruce Bendell.	N/A
10.18(ii)(2)	Amendment to Plan and Agreement of Merger, dated August 26, 1997, between Fidelity Holdings, Inc., Major Automotive Group, Inc., Major Acquisition Corp. and Bruce Bendell.	N/A
10.18(iii)(2)	Amendment to Plan and Agreement of Merger, dated November 20, 1997, between Fidelity Holdings, Inc., Major Automotive Group, Inc., Major Acquisition Corp. and Bruce Bendell.	N/A
10.18(iv)(4)	Amendment to Plan and Agreement of Merger, dated March 20, 1998, between Fidelity Holdings, Inc., Major Automotive Group, Inc., Major Acquisition Corp., and Bruce Bendell.	N/A
10.19(1)	Stock Purchase Agreement with Escrow Agreement attached, incorporated by reference to Exhibit 10.20 of Company’s Registration Statement on Form 10-SB, as amended, filed with the Securities and Exchange Commission on March 7, 1997.	N/A

Exhibit Number	Description	Page
10.20(1)	Management Agreement, incorporated by reference to Exhibit 10.21 of Company’s Registration Statement on Form 10-SB, as amended, filed with the Securities and Exchange Commission on March 7, 1997.	N/A
10.21(1)	Employment Agreement with Moise Benedid, incorporated by reference to Exhibit 10.22 of Company’s Registration Statement on Form 10-SB, as amended, filed with the Securities and Exchange Commission on March 7, 1997.	N/A
10.22(2)	Partnership Agreement between Nissko Telecom Associates and the Company.	N/A
10.23(2)	Memorandum of Understanding, dated September 9, 1997, by and among Computer Business Sciences, Inc., Nissko Telecom Ltd., the Company and Robert L. Rimberg.	N/A
10.24(2)	Letter of Intent, dated June 6, 1997, between the Company and SouthWall Capital Corp. (formerly known as Sun Coast Capital Corp.)	N/A
10.25(2)	Letter of Intent, dated September 1997, between the Company, Lichtenberg Robbins Buick, Inc. and Lichtenberg Motors Inc.	N/A
10.26(2)	Consulting Agreement, dated February 18, 1997, with Ronald Shapps Corporate Services, Inc.	N/A
10.27(2)	Value Added Reseller Agreement between Summa Four, Inc. and Computer Business Sciences, Inc., as Reseller.	N/A
10.28(2)	Lease Agreement, dated March 1996, between 80-02 Leasehold Company, as Owners and the Company, as Tenant.	N/A
10.29(2)	Master Lease Agreement, dated December 26, 1996, between Major Fleet & Leasing Corp., as Lessor, and Nissko Telecom, Ltd., as Lessee.	N/A
10.30(2)	Sublease Agreement, dated March 1995, between Speedy R.A.C., Inc., as Sublessor, and Major Subaru Inc., as Sublessee.	N/A
10.31(2)	Lease Agreement, dated November 1, 1991, between Gloria Hinsch, as Landlord, and Major Chrysler-Plymouth, Inc., as Tenant.	N/A
10.32(2)	Store Lease Agreement, dated June 10, 1992, between Bill K. Kartsonis, as Owner, and Major Automotive Group, as Tenant.	N/A
10.33(2)	Lease Agreement, dated June 3, 1994, between General Motors Corporation, as Lessor, and Major Chevrolet, Inc., as Lessee.	N/A
10.34(2)	Lease Agreement, dated August 1990, between Bruce Bendell and Harold Bendell, as Landlord and Major Chrysler-Plymouth, Inc., as Tenant.	N/A
10.34(i)(2)	Extension of Lease Agreement, dated August 14, 1997, between Bruce Bendell and Harold Bendell, as Landlord and Major Dodge, Inc. (formerly known as Major Chrysler-Plymouth, Inc.), as Tenant.	N/A
10.34(ii)(2)	Extension of Lease Agreement, dated December 16, 1997, between Bruce Bendell and Harold Bendell, as Landlord and Major Dodge (formerly known as Major Chrysler-Plymouth, Inc.), as Tenant.	N/A
10.35(2)	Lease Agreement, dated February 1995, between Bendell Realty, L.L.C., as Landlord, and Major Chrysler-Plymouth Jeep Eagle, Inc., as Tenant.	N/A

Exhibit Number	Description	Page
10.35(i)(2)	Extension of Lease Agreement, dated August 14, 1997, between Bendell Realty, L.L.C., as Landlord and Major Chrysler-Plymouth Jeep Eagle, Inc., as Tenant.	N/A
10.35(ii)(2)	Extension of Lease Agreement, dated December 16, 1997, between Bendell Realty, L.L.C., as Landlord and Major Chrysler-Plymouth Jeep Eagle, Inc., as Tenant.	N/A
10.36(2)	Lease Agreement, dated February 1996, between Prajs Drimmer Associates, as Landlord, and Barak Technology Inc., as Tenant.	N/A
10.37(2)	Sublease Agreement, dated January 8, 1997, between Newsday, Inc., as Sublessor, and Major Fleet & Leasing Corp., as Sublessee.	N/A
10.37(i)(2)	Consent to Sublease Agreement, dated January 16, 1997, between 80-02 Leasehold Company, Newsday Inc. and Major Fleet and Leasing Corp.	N/A
10.38(2)	General Security Agreement between Major Fleet & Leasing Corp., as Debtor, and Marine Midland Bank, as Secured Party.	N/A
10.39(2)	Retail and Wholesale Dealer’s Agreement, dated March 30, 1995, between Marine Midland Bank, as Bank, and Major Fleet & Leasing Corp., as Dealer.	N/A
10.40(2)	Wholesale Lease Financing Line of Credit between General Electric Capital Corporation, as Lender, and Major Fleet & Leasing Corp., as Borrower.	N/A
10.41(2)	Chrysler Leasing System License Agreement between Chrysler Motors Corporation, as Licensor, and Major Fleet & Leasing Corp., as Licensee.	N/A
10.42(2)	GMAC Retail Plan Agreement between General Motors Acceptance Corp. and Major Fleet & Leasing Corp., as Dealer.	N/A
10.43(2)	Fidelity Holdings, Inc. 1996 Employees' Performance Recognition Plan.	N/A
10.44(2)	Secured Promissory Note, dated December 31, 1996, between Doron Cohen, as Maker, and Fidelity Holdings, Inc., as Holder.	N/A
10.45(2)	Dealer Master Agent Agreement and License, dated February 1996, between Computer Business Sciences, Inc. and Progressive Polymerics International, Inc., as Master Agent.	N/A
10.46(2)	Dealer Master Agent Agreement and License, dated February 1996, between Computer Business Sciences, Inc. and Cellular Credit Corp. of America, Inc., as Master Agent.	N/A
10.47(2)	Dealer Master Agent Agreement and License, dated February 1996, between Computer Business Sciences, Inc. and America's New Beginning, Inc., as Master Agent.	N/A
10.48(2)	Dealer Master Agent Agreement and License, dated February 1996, between Computer Business Sciences, Inc. and Korean Telecom, as Master Agent.	N/A
10.49(2)	Dealer Master Agent Agreement and License, dated February 1996, between Computer Business Sciences, Inc. and Philcom Telecommunications, as Master Agent.	N/A
10.50(2)	Management Agreement, dated August 23, 1996, between Major Fleet, Bruce Bendell and Harold Bendell.	N/A

Exhibit Number	Description	Page
10.51(2)	Wholesale Security Agreement, dated April 26, 1990, between General Motors Acceptance Corporation (‘‘GMAC’’) and Major Fleet.	N/A
10.51(i)(2)	Amendment, dated February 14, 1991, to Wholesale Security Agreement between GMAC and Major Fleet.	N/A
10.52(2)	Direct Leasing Plan Dealer Agreement, dated July 24, 1986, between GMAC and Major Fleet.	N/A
10.53(2)	Retail Lease Service Plan Agreement, dated April 3, 1987, between GMAC and Major Fleet.	N/A
10.54(2)	Contribution Agreement dated as of October 6, 1997 between the Company, Bruce Bendell and Doron Cohen.	N/A
10.55(2)	Letter of Commitment dated March 16, 1998 from Falcon Financial, LLC to Major Auto Acquisition, Inc.	N/A
10.56(4)	Security Agreement, dated May 14, 1998, made by Major Acquisition Corp., Major Automotive Realty Corp., and Falcon Financial, LLC.	N/A
10.57(4)	Guarantee, dated as of May 14, 1998, made by Fidelity Holdings, Inc. in favor of Falcon Financial, LLC.	N/A
10.58(4)	Amended and restated secured promissory note, dated May 14, 1998 and between Major Acquisition Corp. and Falcon Financial, LLC.	N/A
10.59(3)	Consulting Agreement among Fidelity Holdings, Inc., Major Automotive Group, Inc. and Clemont Investors Ltd., dated October 1, 1998.	N/A
10.60(6)	Placement Agent Agreement, dated as of January 25, 1999, between Fidelity Holdings, Inc. and The Zanett Securities Corporation, Claudio Guazzoni, David McCarthy, and Tony Milbank.	N/A
10.61(6)	Securities Purchase Agreement dated as of January 25, 1999, by and among Fidelity Holdings, Inc., Computer Business Sciences, Inc., Zanett Lombardier, Ltd., Goldman Sachs Performance Partners, L.P., Goldman Sachs Performance Partners, (Offshore) L.P., David McCarthy and Bruno Guazzoni.	N/A
10.62(6)	Registration Rights Agreement dated as of January 25, 1999, by and among Fidelity Holdings, Inc., Zanett Lombardier, Ltd., Goldman Sachs Performance Partners, L.P., Goldman Sachs Performance Partners, (Offshore) L.P., David McCarthy and Bruno Guazzoni.	N/A
10.63(7)	Letter Agreement, dated as of June 24,1999, by and among Fidelity Holdings, Inc. and Strong River Investments, Inc., Bay Harbor Investments, Inc. and Augusta Street LLC.	N/A
10.64(7)	Securities Purchase Agreement dated as of June 24, 1999, by and among Fidelity Holdings, Inc. and Strong River Investments, Inc., Bay Harbor Investments, Inc. and Augusta Street LLC.	N/A
10.65(7)	Registration Rights Agreement dated as of June 24, 1999, by and among Fidelity Holdings, Inc. and Strong River Investments, Inc., Bay Harbor Investments, Inc. and Augusta Street LLC.	N/A
10.66(8)	Securities Purchase Agreement dated as of December 8, 1999, by and among Fidelity Holdings, Inc. and Strong River Investments, Inc., Montrose Investments Ltd. and Augusta Street LLC.	N/A

Exhibit Number	Description	Page
10.67(9)	Registration Rights Agreement dated as of December 8, 1999, by and among Fidelity Holdings, Inc. and Strong River Investments, Inc., Montrose Investments Ltd. and Augusta Street LLC.	N/A
10.68(9)	Securities Purchase Agreement dated as of February 8, 2000, by and among Fidelity Holdings, Inc. and Strong River Investments, Inc., Montrose Investments Ltd. and Augusta Street LLC.	N/A
10.69(9)	Registration Rights Agreement dated as of February 8, 2000, by and among Fidelity Holdings, Inc. and Strong River Investments, Inc., Montrose Investments Ltd. and Augusta Street LLC.	N/A
10.70(10)	Merger Agreement dated January 18, 2000 by and among Fidelity Holdings, Inc., Cars Acquisition, Inc., CarsTV.com, Inc., and Jack H. Singer.	N/A
10.71(10)	Transfer Restriction and Optional Conversion Agreement dated January 18, 2000 by and among Fidelity Holdings, Inc., Jack H. Singer and certain other individual investors.	N/A
10.72(10)	Escrow Agreement dated January 18, 2000 by and among Fidelity Holdings, Inc., Cars Acquisition, Inc., CarsTV.com, Inc., and Jack H. Singer, certain other individual investors and Littman Krooks Roth & Ball P.C., as escrow agent.	N/A
10.73(10)	Securities Purchase Agreement dated as of March 14, 2000, by and between Fidelity Holdings, Inc. and Strong River Investments, Inc.	N/A
10.74(10)	Registration Rights Agreement dated as of March 14, 2000, by and between Fidelity Holdings, Inc. and Strong River Investments, Inc.	N/A
10.75(10)	Lease Agreement dated as of January 28, 2000, by 80-02 Leasehold Company, L.P. and Mid-Atlantic Telecommunications, Inc.	N/A
10.76(10)	Repurchase of Nissko Master Rights Agreement among Computer Business Sciences Inc, Nissko L.P. and shareholders of Nissko Telecom Ltd dated November 30, 1999.	N/A
10.77(11)	Separation and Release Agreement dated as of August 8, 2000, entered into by and among Fidelity Holdings, Inc. and Doron Cohen.	N/A
10.78(12)	Redemption Agreement dated as of September 8, 2000, entered into by and among Fidelity Holdings, Inc., Strong River Investments, Inc. and Montrose Investments Ltd.	N/A
10.79(12)	Redemption Agreement dated as of September 8, 2000, entered into between Fidelity Holdings, Inc. and Augusta Street LLC.	N/A
10.80(13)	Senior Secured Promissory Note due December 11, 2002 dated December 11, 2000.	N/A
10.81(13)	Security and Pledge Agreement dated December 11, 2000 between Fidelity Holdings, Inc. and M&K Equities, Ltd.	N/A
10.82(14)	Asset Purchase Agreement Asset dated as of February 12, 2001 between Internet Creations, Inc. (d/b/a Internet Connections) and Access Technology, Inc.	N/A
10.83(14)	Stock Purchase Agreement dated of March 27, 2001 by and among Global Communications of NY, Inc., Fidelity Holdings, Inc. and IG2, Inc.	N/A
10.84(14)	Senior Secured Promissory Note due March 27, 2006 dated March 27, 2001.	N/A

Exhibit Number	Description	Page
10.85(14)	Separation and Release Agreement dated March 27, 2001 entered into by and between Fidelity Holdings, Inc. and Kimberly Peacock.	N/A
10.86(14)	Letter dated November 21, 2000 regarding Promissory Notes in favor of Strong River Investments, Inc. and Montrose Investments Ltd.	N/A
10.87(15)	Stock Purchase Agreement by and among Global Communications of NY, Inc., the Major Automotive Companies, Inc. and ICS Globe, Inc. dated July 31, 2001.	N/A
10.88(15)	Senior Secured Promissory Note due December 31, 2003 dated July 31, 2001.
10.89(16)	2001 Outside Director Stock Plan	N/A
10.90(17)	Wholesale Security Agreement dated March 12, 2002 between General Motors Acceptance Corporation and Major Chevrolet, Inc.
10.91(17)	Letter from HSBC Bank, USA dated March 20, 2002 regarding floor plan lines.	N/A
10.92(18)	Separation and Release Agreement by and among Bruce Bendell, Fidelity Holdings, Inc., The Major Automotive Companies, Inc., Major Chevrolet, Inc., Major Motors of Hempstead, Inc., d/b/a Mazda of Hempstead, Compass Dodge, Inc., and Compass Lincoln-Mercury, Inc. and James R. Wallick.	N/A
10.92(19)	Amended Senior Secured Promissory Note due December 11, 2002 effective as of January 3, 2003.	N/A
10.93(19)	Amended Security and Pledge Agreement dated December 11, 2000 between Fidelity Holdings, Inc. and M&K Equities, Ltd.	N/A
10.94(20)	Employment Agreement dated July 24, 2003 by and between The Major Automotive Companies, Inc. and Bruce Bendell.	—
10.95(21)	Extension to Management Agreement by and between Major Fleet & Leasing Corp. and Bruce Bendell and Harold Bendell dated March 25, 2004.	—
10.96(21)	Extension to Management Agreement by and between The Major Automotive Companies, Inc. and Bruce Bendell and Harold Bendell dated March 25, 2004.	—
10.97(21)	Second Amended Senior Secured Promissory Note due December 11, 2002 effective as of January 3, 2004.	—
10.98(21)	Second Amended Security and Pledge Agreement dated December 11, 2000 between The Major Automotive Companies, Inc. and M&K Equities, Ltd.	—
14.1(21)	Code of Ethics and Conduct	—
16.1(5)	Letter from Peter C. Cosmas Co., CPAs, dated February 9, 1999.	N/A
21.1	List of Subsidiaries of the Company.	—
31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—
32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—
(1)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company’s registration statement on Form 10-SB (File No. 0-29182).

Exhibit Number	Description	Page
(2)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company’s annual report on Form 10-KSB for the year ended December 31, 1997 (File No. 0-29182)
(3)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company’s quarterly report on Form 10-QSB for the quarter ended September 30, 1998 (File No. 0-29182).
(4)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company’s current report on Form 8-K, dated May 14, 1998. (File No. 0-29182).
(5)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company’s current report on Form 8-K, dated February 5, 1999. (File No. 0-29182).
(6)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company’s current report on Form 8-K, dated January 26, 1999. (File No. 0-29182).
(7)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company’s current report on Form 8-K, dated July 3, 1999. (File No. 0-29182).
(8)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company’s current report on Form 8-K, dated December 10, 1999. (File No. 0-29182).
(9)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company’s current report on Form 8-K, dated February 16, 2000 (File No. 0-29182).
(10)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company’s annual report on Form 10-KSB for the year ended December 31, 1999 (File No. 0-29182).
(11)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company’s quarterly report on Form 10-Q, dated August 21, 2000 (File No. 0-29182).
(12)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company’s current report on Form 8-K, dated September 22, 2000 (File No. 0-29182).
(13)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company’s current report on Form 8-K, dated December 21, 2000 (File No. 0-29182).
(14)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company’s annual report on Form 10-K, dated April 17, 2001 (File No. 0-29182).
(15)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company’s quarterly report on Form 10-Q, dated August 20, 2001 (File No. 0-29182).
(16)	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s definitive proxy statement on Schedule 14A, dated October 24, 2001 (File No. 0-29182).

Exhibit Number	Description	Page
(17)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company’s annual report on Form 10-K, dated April 16, 2002 (File No. 0-29182).
(18)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company’s current report on Form 8-K dated October 21, 2002 (File No. 0-29182).
(19)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company’s annual report on Form 10-K, dated April 15, 2003 (File No. 0-29182).
(20)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company’s current report on Form 8-K dated July 28, 2003 (File No. 0-29182).

(b) Financial Statements and Financial Statement Schedules.

Our consolidated financial statements that we are filing as part of this Form 10-K/A are filed on pages F-1 to F-48 of this Form 10-K. The financial statement schedule required by Regulation S-X is filed on pages S-1 and S-2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Major Automotive Companies, Inc.
Dated: January 27, 2006	/s/ Bruce Bendell
Bruce Bendell, President, Chief Executive Officer and Acting Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Bruce Bendell	President, Chief Executive Officer, Acting Chief Financial Officer and Director	January 27, 2006

Bruce Bendell

/s/ David Edelstein	Director	January 27, 2006

David Edelstein

/s/ Steven Hornstock	Director	January 27, 2006

Steven Hornstock

/s/Alan Pearson	Director	January 27, 2006

Alan Pearson

/s/ Jeffrey Weiner	Director	January 27, 2006

Jeffrey Weiner

The Major Automotive
Companies, Inc.

Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002

The Major Automotive Companies, Inc.

Contents

Report of independent registered public accounting firm	F-3
Consolidated financial statements:
Balance sheets as of December 31, 2004 and 2003	F-4
Statements of operations for the years ended December 31, 2004, 2003 and 2002	F-5
Statements of stockholders’ equity for the years ended December 31, 2004, 2003 and 2002	F-6 - F-8
Statements of cash flows for the years ended December 31, 2004, 2003 and 2002	F-9 - F-10
Notes to consolidated financial statements	F-11 - F-48

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
The Major Automotive Companies, Inc.
Long Island City, New York

We have audited the consolidated balance sheets of The Major Automotive Companies, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 7 to the consolidated financial statements, the Company restated the balance sheets as of December 31, 2004 and 2003 and the related consolidated statements of cash flows for each of the three years in the period then ended.

/s/BDO Seidman, LLP

May 17, 2005, except for Note 7,
which is as of January 27, 2006

New York, New York

The Major Automotive Companies, Inc.

Consolidated Balance Sheets

December 31,	2004 Restated	2003 Restated
Assets
Current:
Cash and cash equivalents	$3,723,500	$1,003,137
Short-term investment	433,145	430,325
Net investment in direct financing leases, current	181,079	213,311
Accounts receivable, net of allowance for doubtful accounts of $492,000 in 2004 and 2003	11,849,314	10,066,439
Inventories, net of reserves	53,719,844	50,257,955
Due from related parties	1,216,925	1,974,008
Other current assets	224,416	277,942
Total current assets	71,348,223	64,223,117
Net investment in direct financing leases, net of current portion	285,495	62,773
Property and equipment, net	5,028,024	4,899,059
Deferred income taxes	1,459,535	1,576,000
Goodwill	5,260,000	13,589,000
Due from related parties	493,745	541,741
Due from officer	1,395,358	1,395,358
Notes receivable and other assets	744,087	1,325,891
	$86,014,467	$87,612,939
Liabilities and Stockholders’ Equity
Current liabilities:
Floor plan notes payable to trade creditors	$21,575,506	$22,134,519
Floor plan notes payable to non-trade creditors	29,804,804	27,464,847
Accounts payable	8,565,886	7,761,992
Accrued expenses	4,010,148	3,640,745
Accrued expenses – related parties	4,008,172	1,314,470
Current maturities of long-term debt	895,409	701,741
Customer deposits and other current liabilities	548,749	567,846
Total current liabilities	69,408,674	63,586,160
Long-term debt, less current maturities	6,910,269	7,156,125
Total liabilities	76,318,943	70,742,285
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value – 2,000,000 shares authorized; 0 shares issued and outstanding in 2004 and 2003	—	—
Common stock, $.01 par value – 50,000,000 shares authorized; 9,720,047 and 9,702,047 shares issued and 9,204,228and 9,474,856 shares outstanding in 2004 and 2003, respectively	97,200	97,020
Additional paid-in capital	40,189,749	40,175,709
Deficit	(28,276,273)	(21,438,311)
Treasury stock, at cost; 515,819 and 227,191 shares in 2004 and 2003, respectively	(2,315,152)	(1,963,764)
Total stockholders’ equity	9,695,524	16,870,654
	$86,014,467	$87,612,939

See accompanying notes to consolidated financial statements.

The Major Automotive Companies, Inc.

Consolidated Statements of Operations

Years ended December 31,	2004	2003	2002
Revenues:
Sales	$396,981,562	$380,298,852	$397,947,494
Cost of sales	332,455,524	319,655,160	333,809,386
Gross profit	64,526,038	60,643,692	64,138,108
Operating expenses	(60,288,707)	(58,725,010)	(61,375,094)
Goodwill impairment	(8,116,000	—	—
Interest expense, net of interest income	(2,730,018)	(2,967,028)	(2,657,786)
Income (loss) before income tax expense (benefit) and loss from discontinued operations	(6,608,687)	(1,048,346)	105,228
Income tax expense	229,275	81,918	190,000
Loss from continuing operations	(6,837,962)	(1,130,264)	(84,772)
Loss from discontinued operations (net of income tax benefit)	—	—	(206,000)
Net loss	$(6,837,962)	$(1,130,264)	$(290,772)
Loss per common share – continuing operations:
Basic and diluted	$(0.72)	$(0.12)	$(0.01)
Loss per common share – discontinued operations:
Basic and diluted	$—	$—	$(0.02)
Net loss per common share:
Basic and diluted	$(0.72)	$(0.12)	$(0.03)
Average number of shares used in computation:
Basic and diluted	9,486,905	9,436,969	8,947,332

See accompanying notes to consolidated financial statements.

The Major Automotive Companies, Inc.

Consolidated Statements of Stockholders’ Equity

	Preferred stock		Common stock		Treasury stock		Additional paid-in capital	Retained earnings (deficit)	Unearned stock-based compensation	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2002	100,000	$1,000	7,994,338	$79,943	227,191	$(1,963,764)	$39,964,363	$(20,017,275)	$(115,946)	$17,948,321
Net loss	—	—	—	—	—	—	—	(290,772)	—	(290,772)
Issuance of common stock for:
Settlement of litigation	—	—	225,000	2,250	—	—	159,750	—	—	162,000
Stock compensation, net of deferred amounts	—	—	16,200	162	—	—	11,940	—	—	12,102
Cancellation of shares	—	—	(4,500)	(45)	—	—	45	—	—	—
Conversion of preferred stock	(100,000)	(1,000)	1,333,333	13,333	—	—	(12,333)	—	—	—
Amortization of deferred income	—	—	—	—	—	—	—	—	115,946	115,946
Balance, December 31, 2002 (carried forward)	—	—	9,564,371	95,643	227,191	(1,963,764)	40,123,765	(20,308,047)	—	17,947,597

See accompanying notes to consolidated financial statements.

The Major Automotive Companies

Consolidated Statements of Stockholders’ Equity

	Preferred stock		Common stock		Treasury stock		Additional paid-in capital	Retained earnings (deficit)	Unearned stock-based compensation	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2003 (brought forward)	—	$—	9,564,371	$95,643	227,191	$(1,963,764)	$40,123,765	$(20,308,047)	$—	$17,947,597
Net loss								(1,130,264)		(1,130,264)
Issuance of common stock for:
Settlements of litigation	—	—	119,676	1,197	—	—	38,803	—	—	40,000
Stock compensation, net of deferred amounts	—	—	18,000	180	—	—	13,141	—	—	13,321
Balance, December 31, 2003 (carried forward)	—	—	9,702,047	$97,020	227,191	$(1,963,764)	$40,175,709	$(21,438,311)	$—	$16,870,654

See accompanying notes to consolidated financial statements.

The Major Automotive Companies

Consolidated Statements of Stockholders’ Equity

	Preferred stock		Common stock		Treasury stock		Additional paid-in capital	Retained earnings (deficit)	Unearned stock-based compensation	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2004 (brought forward)	—	$—	9,702,047	$97,020	227,191	$(1,963,764)	$40,175,709	$(21,438,311)	$—	$16,870,654
Net loss	—	—	—	—	—	—	—	(6,837,962)	—	(6,837,962)
Issuance of common stock for:
Stock compensation, net of deferred amounts	—	—	18,000	180	—	—	14,040	—	—	14,220
Treasury stock acquired in litigation settlements	—	—	—	—	288,628	(351,388)	—	—	—	(351,388)
Balance, December 31, 2004	—	—	9,720,047	$97,200	515,819	$(2,315,152)	$40,189,749	$(28,276,273)	$—	$9,695,524

See accompanying notes to consolidated financial statements.

The Major Automotive Companies, Inc.

Consolidated Statements of Cash Flows

Years ended December 31,	2004 Restated	2003 Restated	2002 Restated
Cash flows from operating activities:
Net loss	$(6,837,962)	$(1,130,264)	$(290,772)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangible assets	—	—	395,000
Depreciation and amortization	424,773	362,405	397,947
Increase of deferred income taxes	116,465	—	—
Stock-based compensation	—	—	115,946
Discontinued operations, net of tax	—	—	206,000
Stock issuance for services and other	14,220	53,321	162,000
Additions to (reductions of) allowance for doubtful accounts	—	250,000	235,000
Goodwill written off on franchise termination	213,000	—	—
Impairment of goodwill	8,116,000	—	—
(Increase) decrease in assets:
Net investment in direct financing leases	(190,490)	122,408	(72,317)
Accounts receivable, net	(1,696,621)	3,536,865	329,902
Inventories	(3,461,889)	(3,736,982)	(13,847,072)
Due from related parties	805,079	—	—
Other assets	522,419	(372,748)	1,070,535
Increase (decrease) in liabilities:
Accounts payable	803,894	1,034,414	(2,590,832)
Accrued expenses	37,514	(2,264,844)	787,427
Accrued expenses — related parties	2,693,702	228,732	253,137
Floor plan notes payable to trade creditors	(559,013)	548,063	5,883,629
Customer deposits and other liabilities	(19,097)	(411,135)	208,310
Net cash provided by (used in) operating activities	981,994	(1,779,765)	(6,756,160)
Cash flows from investing activities:
Additions to property and equipment	(600,356)	(398,358)	(49,760)
Proceeds from certificate of deposit	(2,820)	4,395	—
Proceeds from sale of leased equipment	53,776	73,481	—
Net cash used in investing activities	(549,400)	(320,482)	(49,760)
Cash flows from financing activities:
Payments of long-term debt	(302,188)	(519,286)	(2,888,656)
Additions to long-term debt	250,000	—	—
Payments from officers	—	—	200,191
Additions to floor plan notes payable to non-trade creditors	146,553,831	147,129,429	143,112,077
Payments of floor plan notes payable to non-trade creditors	(144,213,874)	(144,302,833)	(136,734,902)
Capital lease reduction	—	—	(111,643)
Net cash provided by financing activities	2,287,769	2,307,310	3,577,067
Net increase (decrease) in cash and cash equivalents	2,720,363	207,063	(3,228,853)
Cash and cash equivalents, beginning of year	1,003,137	796,074	4,024,927
Cash and cash equivalents, end of year	$3,723,500	$1,003,137	$796,074

See accompanying notes to consolidated financial statements.

The Major Automotive Companies, Inc.

Consolidated Statements of Cash Flows

Years ended December 31,	2004	2003	2002
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,447,233	$2,643,773	$2,011,288
Income taxes	77,000	123,967	52,000
Noncash financing activities:
Common stock issued as stock compensation	14,220	13,321	12,002
Acquisition of treasury stock in settlement of litigation	351,388	—	—
Common stock issued for settlement of litigation	—	40,000	162,000
Capital lease obligations	—	—	(3,000,000)

See accompanying notes to consolidated financial statements.

The Major Automotive Companies, Inc.

    Notes to Consolidated Financial Statements

__________________________________________________________________________________

1.	Nature of Business and Summary of Significant Accounting Policies	(a)	Nature of Business

The Major Automotive Companies, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on November 7, 1995. The Company’s business is the operation and consolidation of retail automotive dealerships. The Company sells new and used vehicles through six retail automobile franchises in five showrooms in three locations. The Company’s leasing operations consist of providing leases and other financing.

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

There is no effect given to dilution for the years ended December 31, 2004, 2003 and 2002, because potential common shares of 9,517, 411,413 and 385,163, respectively, related to the Company’s outstanding stock options and warrants were excluded from the computation of diluted net loss per shares because their effect on net loss per share is anti-dilutive.

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

Accounts receivable consist primarily of amounts due from fleet sales manufacturers for repair services performed on

The Major Automotive Companies, Inc.

    Notes to Consolidated Financial Statements

__________________________________________________________________________________

vehicles with a remaining factory warranty, third parties from the sale of parts and contracts in transit. Contracts in transit represent customer finance contracts evidencing loan agreements or lease agreements between the Company, as creditor, and the customer, as borrower, to acquire or lease a vehicle in situations where a third-party finance source has given the Company initial, non-binding approval to assume the Company’s position as creditor. Funding and final approval from the finance source is provided upon the finance source’s review of the loan or lease agreement and related documentation executed by the customer at the dealership. These finance contracts are typically funded within ten days of the initial approval of the finance transaction given by the third-party finance source. The finance source is not contractually obligated to make the loan or lease to the customer until it gives its final approval and funds the transaction, and until such final approval is given, the contracts in transit represent amounts due from the customer to the Company. Contracts in transit are included in accounts receivable on the accompanying consolidated balance sheets and totaled $5.9 million and $6.7 million at December 31, 2004 and December 31, 2003 respectively. Management believes that there is minimal risk of uncollectibility on warranty receivables. The Company evaluates fleet sales, parts and other receivables for collectibility based on the age of the receivable, the credit history of the customer and past collection experience.

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

The Major Automotive Companies, Inc.

    Notes to Consolidated Financial Statements

__________________________________________________________________________________

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

The Company has no other comprehensive income or loss.

(j)	Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from management’s estimates and assumptions.

The Major Automotive Companies, Inc.

    Notes to Consolidated Financial Statements

__________________________________________________________________________________

(k)	Goodwill

Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 141, ‘‘Business Combinations.’’ Among other provisions, SFAS No. 141 provides guidance regarding the recognition and measurement of goodwill and other acquired intangible assets. For acquisitions after July 1, 2001, the provisions of SFAS No. 141 require separate recognition of intangible assets acquired if the benefit of the asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented, or exchanged. Goodwill is recognized to the extent that the purchase price of the acquisition exceeds the estimated fair value of the net assets acquired, including other identifiable intangible assets.

Effective January 1, 2002, the Company also adopted the provisions of SFAS No. 142, ‘‘Goodwill and Other Intangible Assets.’’ Among other things, SFAS No. 142 no longer permits the amortization of goodwill or intangible assets with indefinite lives, but requires that the carrying amount of such assets be reviewed for impairment and reduced against operations if they are found to be impaired. Prior to the adoption of SFAS No. 142, goodwill and intangible assets acquired prior to July 1, 2001 were amortized over various periods up to 40 years. Effective January 1, 2002, such amortization ceased.

With the assistance of an independent appraisal firm, the Company completed the impairment tests required by SFAS No. 142 for the excess of costs over net assets acquired (‘‘goodwill’’). In order to evaluate goodwill for impairment, the Company compared the carrying value to the fair value of the underlying businesses. For this purpose, the Company has one reporting unit and one reporting segment. The valuation methods used to determine the amount of goodwill impairment included the discounted cash flows of future projected operating income, various extrapolations based on results and values of comparable companies and on a calculation of the Company’s market capitalization. The results of these valuation methods indicated an impairment of goodwill, inasmuch as the recorded value of the Company’s net assets (book value) was in excess of its calculated fair value at December 31, 2004. In recording the amount of a goodwill write-down, SFAS No. 142 requires an allocation of the estimated fair value to the Company’s net assets. This allocation resulted in a significant increase in the value of certain of the Company’s assets, including tradename, favorable leases and customer relationships, which, under the provisions of SFAS No. 142, may not be written up from their historical carrying values. Since the

The Major Automotive Companies, Inc.

    Notes to Consolidated Financial Statements

__________________________________________________________________________________

allocation process uses the value of those assets in arriving at the remaining amount of goodwill to be compared with the historical carrying value of the goodwill, the amount of the goodwill impairment is increased. As a result, the Company recorded an $8,116,000 non-cash charge for the impairment of goodwill to its estimated fair value during the fourth quarter of 2004. The goodwill impairment deductibility for tax purposes is approximately $2,500,000. The tax benefit of such deduction would be approximately $1,100,000. However, the Company recorded a valuation allowance equal to the amount of this potential future benefit. The Company will continue to test goodwill for impairment annually, or more frequently if events or circumstances indicate possible impairment. As of December 31, 2004 and 2003, the carrying amount of goodwill was $5,260,000 and $13,589,000, respectively.

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

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, short-term investments, notes and accounts receivable, inventories, accounts payable, and notes payable — floor plan approximate fair value because of the immediate or short-term maturity of these financial instruments.

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

The Major Automotive Companies, Inc.

    Notes to Consolidated Financial Statements

__________________________________________________________________________________

(o)	Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 148, ‘‘Accounting for Stock-Based Compensation — Transition and Disclosure’’. SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, ‘‘Accounting for Stock-Based Compensation,’’ to provide alternate methods of transition for companies electing to voluntarily change to the fair value method of accounting for stock-based compensation and also amends the disclosure provisions of SFAS No. 123. The provisions of SFAS No. 148 are effective for fiscal years ending December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148 and No 123.

The Company accounts for its stock option rewards to employees under the intrinsic value based method of accounting prescribed by the Accounting Principles Board (‘‘APB’’) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’, and related interpretations. In accordance with those provisions, because the exercise price of all options granted under those plans equaled the market value of the underlying stock at the grant date, no stock-based employee compensation cost is recorded. Using the Black-Scholes option pricing model for all options granted, the following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No 123, ‘‘Accounting for Stock-Based Compensation, to stock-based employee compensation:

Year ended December 31,	2004	2003	2002
Reported net loss	$(6,837,962)	$(1,130,264)	$(290,772)
Deduct: Fair value compensation cost	(11,900)	(18,000)	(174,624)
Pro forma net loss	$(6,849,862)	$(1,148,264)	$(465,396)
Basic and diluted net loss per share:
Reported net loss	$(.72)	$(.12)	$(.03)
Pro forma net loss	(.72)	(.12)	(.05)

The weighted average fair value of options granted or assumed was $.70, $.68 and $1.13 per share in 2004, 2003 and 2002, respectively. The fair value of each option granted during 2004, 2003 and 2002 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

The Major Automotive Companies, Inc.

    Notes to Consolidated Financial Statements

__________________________________________________________________________________

	2004	2003	2002
Dividend yield	0%	0%	0%
Risk free interest rate	4.5	4.0	4.0
Expected lives	10 years	10 years	10 years
Volatility	91.1%	104%	104%

(p)	Effect of Recently Issued Accounting Standards

In January 2003, the FASB issued FIN 46, ‘‘Consolidation of Variable Interest Entities, an Interpretation of APB No. 50.’’ FIN 46 requires the consolidation of certain variable interest entities by the primary beneficiary if the equity investors do not have a controlling financial interest or sufficient equity at risk to finance the entities’ activities without additional subordinated financial support of other parties. The provisions of FIN 46 are effective for all variable interest entities created or acquired after January31, 2003. For variable interest entities created or acquired prior to that date, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 had no impact on the Company’s consolidated results of operations, financial position or cash flows.

In November 2003, the EITF reached a consensus on EITF Issue No. 03-10, ‘‘Application of Issue No. 02-16 to Resellers to Sales Incentives Offered to Consumers by Manufacturers.’’ EITF Issue 03-10 provides guidance on how to account for sales incentive arrangements provided by manufacturers directly to consumers and accepted by resellers. The provisions of EITF Issue 03-10 apply to fiscal years beginning after November 25, 2003. The adoption of EITF Issue 03-10 did not have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, ‘‘Exchanges of Nonmonetary Assets’’ (SFAS 153) which amends Accounting Principles Board Opinion No. 29, ‘‘Accounting for Nonmonetary Transactions (APB 29). SFAS 153 amends APB 29 to eliminate the fair-value exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for nonmonetary exchanges that do not have commercial substance. It is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement is not anticipated to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), ‘‘Share-Based Payment’’ (SFAS 123(R)) which establishes accounting standards for all transactions in which an entity

The Major Automotive Companies, Inc.

    Notes to Consolidated Financial Statements

__________________________________________________________________________________

exchanges its equity instruments for goods and services. SFAS 123(R) revises SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’, supersedes Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ and amends Financial Accounting Standard No. 95, ‘‘Statement of Cash Flows’’. SFAS No. 123(R) generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires the fair value on the grant date to be estimated using either an option-pricing model, which is consistent with the terms of the award or a market observed price, if such a price exists. The resulting cost must be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. SFAS 123(R) must be adopted no later than periods beginning after June 15, 2005 and the Company expects to adopt SFAS 123(R) on the effective date. The Company expects that the adoption of SFAS 123(R) will not have a material impact on its net income and earnings per share.

(q)	Floor Plan and Advertising Assistance

Floor plan and advertising assistance received from manufacturers are recorded as offsets to the cost of the vehicle and recognized as income upon the sale of the vehicle or when earned under a specific manufacturer’s program, whichever is later.

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

Certain reclassifications were made to the prior years to conform with the current year’s presentation.

(s)	Segment Information

The Company sells similar products and services (new and used vehicles, parts, service and collision repair services), uses

The Major Automotive Companies, Inc.

    Notes to Consolidated Financial Statements

__________________________________________________________________________________

similar processes in selling products and services, and sells its products and services to similar classes of customers. As a result of this and the way the Company manages its business, the Company has aggregated its results into a single segment for purposes of reporting financial condition and results of operations.

The Major Automotive Companies, Inc.

    Notes to Consolidated Financial Statements

__________________________________________________________________________________

2.	Note Receivable Officer/ Stockholder	The Company held a note from one officer/stockholder in the amount of $1,395,358 at December 31, 2004 and 2003. The balance on this note has remained unchanged since prior to 2002. The note is non-interest bearing and is classified as long term. This note arose from a series of advances to the officer/stockholder. The Company has aggregate employment and related liabilities to this individual that substantially offset the amount due from him. It is, however, the Company’s intent to obtain repayment of this note.

3.	Net Investment in Direct Financing Leases	Components of the net investment in direct financing leases is as follows:

December 31,	2004	2003
Total minimum lease payments to be received	$473,252	$244,829
Estimated residual value of leased property	103,251	71,750
Unearned income	(109,929)	(40,495)
	466,574	276,084
Less: Current portion	(181,079)	(213,311)
Net investment in direct financing leases, net of current portion	$285,495	$62,773

Future minimum lease payments receivable at December 31, 2004 are as follows:

Year ending December 31,	Amount
2005	$195,055
2006	158,526
2007	119,671
Total	$473,252

4.	Inventories	Inventories consist of the following:

December 31,	2004	2003
New automobiles	$16,187,727	$16,339,679
New trucks and vans	14,583,590	15,785,288
Used automobiles and trucks	21,547,355	16,618,207
Parts and accessories	1,348,715	1,473,761
Other	52,457	41,020
	$53,719,844	$50,257,955

Aggregate reserves included in the inventories were $647,000 and $720,000 for the years ended December 31, 2004 and 2003, respectively.

The Major Automotive Companies, Inc.

    Notes to Consolidated Financial Statements

__________________________________________________________________________________

5.	Property and Equipment	Property and equipment consists of the following:

December 31,	2004	2003	Estimated useful lives
Land	$2,400,000	$2,400,000	—
Building	1,000,000	1,000,000	20 years
Leasehold improvements	1,646,585	1,505,485	15 years
Furniture and fixtures	1,170,243	1,130,984	3-7 years
Equipment	1,775,210	1,441,160	3-7 years
	7,992,045	7,477,629
Less: Accumulated depreciation and amortization	(2,964,021)	(2,578,570)
	$5,028,024	$4,899,059

Depreciation expense was $424,773, $362,405 and $397,947 for the years ended December 31, 2004, 2003 and 2002, respectively.

6.	Income Taxes	The Company accounts for income taxes using the asset and liability method whereby deferred assets and liabilities are recorded for differences between the book and tax carrying amounts of balance sheet items. Deferred liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are not expected to be realized. The effects of changes in tax rates and laws on deferred tax assets and liabilities are reflected in net income in the period in which such changes are enacted.

The provision (benefit) for taxes on income, including amounts relating to the loss from discontinued operations of $(138,000) in 2002, is as follows:

Year ended December 31,	2004	2003	2002
Federal:
Current	$25,000	$—	$—
Deferred	116,000	—	—
State:
Current	88,000	82,000	52,000
Deferred	—	—	—
Total	$229,000	$82,000	$52,000

The Major Automotive Companies, Inc.

    Notes to Consolidated Financial Statements

__________________________________________________________________________________

The reconciliation between the amount computed by applying the Federal statutory rate to loss from continuing and discontinued operations before income taxes and the actual income tax expense was as follows:

Year ended December 31,	2004	2003	2002
Amount using the statutory Federal tax rate	$(2,247,000)	$(356,000)	$(81,000)
State and local income taxes, net of Federal tax benefit	58,000	54,000	34,000
Non-deductible write-off of goodwill	1,925,000	—	—
Change in valuation allowance on deferred tax asset	954,000	410,000	96,000
Tax benefit of net operating loss carryforward	(434,000)	—	—
Other, net	27,000	(26,000)	3,000
Provision for taxes on income	$229,000	$82,000	$52,000

The components of the net deferred tax assets were as follows:

	2004	2003
Deferred assets:
Net operating loss carryforwards	$492,000	$910,000
Reserves and accruals not deductible until paid	1,786,000	1,791,000
Capital loss carryforward	547,000	517,000
Goodwill	1,064,000	(244,000)
Other	254,000	331,000
Less: Valuation allowance	(2,683,000)	(1,729,000)
Total deferred tax assets	$1,460,000	$1,576,000

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

The Company has two lines of credit (“Lines”) with a bank for a total availability of $3,000,000. The interest rate is a variable rate based on the bank’s prime rate of interest. Interest is payable monthly.

The Lines are collateralized by a first security interest in all assets of The Major Automotive Companies, Inc. and the personal guarantees of Bruce Bendell, the Company’s President, CEO and

The Major Automotive Companies, Inc.

    Notes to Consolidated Financial Statements

__________________________________________________________________________________

Acting Chief Financial Officer, and his brother, Harold Bendell, each of whom will be limited to 50% of the total obligation to the bank.

As of December 31, 2004 and 2003, there was no outstanding balance on the Lines which are renewable annually at December 31st.

Floor Plan Notes Payable

The Company finances the majority of its inventory primarily through secured revolving floor plan financing arrangements with various lenders. The Company makes monthly interest payments on the amount financed, but is required to make loan principal repayments following the sale of the related new and used vehicles.

In September 2001, Chrysler Financial Company, LLC (“CFC”), one of the Company’s primary floor plan credit sources for approximately $30 million for the financing of vehicle inventory, notified the Company that CFC had re evaluated its credit and lending relationship with the Company and was requiring the Company to seek a replacement lending institution to refinance and replace all existing CFC credit facilities. Consequently, in March 2002, the Company entered into a floor plan financing arrangement with General Motors Acceptance Corporation (“GMAC”) for GMAC to provide the floor plan credit for the financing of the Company’s Chevrolet dealership’s new and used vehicle inventory. This is the flagship dealership of the Company’s operations and accounted for more than 40% of the Company’s new vehicle revenues and more than 80% of the Company’s consolidated used vehicle revenues in the year 2004. Additionally, in March 2002, the Company entered into a credit agreement with HSBC Bank, USA (“HSBC”) pursuant to which HSBC is providing the floor plan credit for the financing of the Company’s Chrysler, Jeep, Dodge and Kia dealerships’ new and used vehicle inventory. As a result of the GMAC and HSBC credit facilities, the Company completed the replacement of financing for all the dealerships that were previously financed by CFC.

In May 2002, the Company entered into an agreement with Nissan Motor Acceptance Corporation (“NMAC”) pursuant to which NMAC replaced the then existing floor plan credit for the financing of the Company’s Nissan dealership’s new and used vehicle inventory up to an aggregate of $8.5 million.

In January 2003, the Company entered into an agreement with Primus Financial Services, Inc. (“Primus”) pursuant to which Primus replaced the then existing floor plan credit for the financing of the Company’s Compass Dodge dealership’s new and used vehicle inventory up to an aggregate of $1.5 million.

The Major Automotive Companies, Inc.

    Notes to Consolidated Financial Statements

__________________________________________________________________________________

Management believes that the terms of each of these new floor plan lines, including interest rates, are more favorable than those of each of the lines they replaced. Bruce Bendell has agreed, temporarily, to guarantee these obligations. The Company has agreed to compensate Mr. Bendell for the fair market value of such credit enhancement (see Note 12).

The Company finances the purchases of a portion of its new vehicle inventories through floor plan borrowings from certain lenders which are affiliated with the automotive manufacturers from which it buys its new vehicles. Balances due to these lenders are classified as “floor plan notes payable to trade creditors.” At December 31, 2004 and 2003, outstanding floor plan borrowings due to trade creditors was approximately $21.6 million and $22.1 million, respectively. The balance of the Company’s new vehicle inventory and its used vehicle inventory is financed through floor plan borrowings through lenders who are not affiliated with the vendors of such inventory. Balances due to these lenders are classified as “floor plan notes payable to non-trade creditors.” At December 31, 2004 and 2003, outstanding floor plan borrowings due to trade creditors was approximately $29.8 million and $27.5 million, respectively. The Company has restated its Balance Sheets and Statements of Cash Flows in this Annual Report on Form 10-K/A for the year ended December 31, 2004. The restatement of the Balance Sheets is to disaggregate the floor plan notes payable into trade and non-trade components, where it had previously been presented as a single line item, consistent with industry practice. The Statements of Cash Flow reclassification is the non-trade component of floor plan notes payable as a financing activity, where it had previously been presented as an operating activity. This reclassification is being made to comply with guidance under SFAS 95, “Statement of Cash Flows,” which states that payments to suppliers should be classified as an operating activity.

The floor plan arrangements grant a security interest in the vehicles financed as well as the related sales proceeds. Interest rates on the floor plan agreements are variable and increase or decrease based on movement in LIBOR or prime borrowing rates. Floor plan interest for the years ended December 31, 2004, 2003 and 2002, previously included as a component of operating expenses and now classified in interest expense was $1,992,244, $2,187,296 and $1,695,960, respectively. Interest rates in effect in the year 2004 ranged between 3.5% and 6.75%. At December 31, 2004, committed capacity of the facilities was approximately $52 million.

The Major Automotive Companies, Inc.

    Notes to Consolidated Financial Statements

__________________________________________________________________________________

8. Long-term Debt	One lender has advanced funds to the Company’s leasing subsidiary in the form of notes payable to finance leased vehicles. Interest on each note is charged depending on the prime rate in effect at the time the vehicle is leased and remains constant over the term of the lease. Applicable rates at December 31, 2004 ranged between 4.0% and 5.25%. Equal monthly installments are paid over the term of the lease (which range from 12 to 60 months), together with a final balloon payment, if applicable. These loans are collateralized by the vehicles.

On May 14, 1998, the Company borrowed $7.5 million from Falcon Financial, LLC (an unrelated party) to finance the Major Auto Acquisition (see Note 9). The term of the loan is for fifteen years with interest at 10.18%. Payments of principal and interest of $81,423 are due monthly.

Pursuant to a separation and release agreement dated August 8, 2000 with its former president, the Company incurred a liability requiring periodic payments that aggregated $662,000. The $29,167 balance outstanding at December 31, 2004 will be fully paid during 2005.

On December 11, 2000 the Company issued to M&K Equities, Ltd. (‘‘M&K’’), an affiliate of a director of the Company, a senior subordinated promissory note in the principal amount of $2,000,000 in exchange for a $2,000,000 loan from M&K. The terms of the note required payment of the $2,000,000 principal on December 11, 2002. The date of such repayment has been extended to January 2, 2006. In 2003 and 2002 the Company made principal payments of $600,000 and $130,000, respectively, towards this note, leaving a balance at December 31, 2004 of $1,270,000. The note requires monthly interest payments at a rate of 10% per annum. In order to induce M&K to make the loan, the Company granted to M&K a lien on, and a security interest in, all of its non-technology assets, subject to prior senior liens. The director also received options under the 1999 Employee Stock Option Plan to purchase 50,000 shares of the Company’s common stock at an exercise price of $2.35 per share. The fair value ascribed to the options was approximately $95,000 based on the Black-Scholes option-pricing model; such amount was recorded as a deferred charge and as additional paid-in capital of stockholders’ equity. The amount of the deferred charge has been amortized over the initial term of the note.

The Major Automotive Companies, Inc.

    Notes to Consolidated Financial Statements

__________________________________________________________________________________

In March 2005, in connection with the settlement in of a lawsuit entitled Fidelity Holdings, Inc., IG2, Inc. and 786710 Ontario, Ltd. v. Michael Marom and M.M. Telecom, Corp., the Company incurred a liability aggregating $250,000, which is due with an initial payment of $50,000 on April 1, 2005 and twenty-four monthly payments of $8,333, beginning May 1, 2005. (See Note 12.)

Long-term debt consists of the following:

December 31,	2004	2003
Leasing notes payable	$713,306	$570,436
Falcon loan payable	5,543,205	5,934,097
Note payable to former president	29,167	83,333
M&K Equities note payable	1,270,000	1,270,000
Marom litigation settlement payable	250,000	—
	7,805,678	7,857,866
Less: Current portion	895,409	701,741
	$6,910,269	$7,156,125

Maturities are as follows:

December 31,
2005	$895,409
2006	2,245,075
2007	563,158
2008	586,350
2009	648,905
2010	718,135
Thereafter	2,148,646
$7,805,678

9. Business Combinations	On April 21, 1997, the Company, through a wholly-owned subsidiary, Major Acquisition Corp., entered into a merger agreement with The Major Automotive Group Inc. (‘‘Major Auto’’) and its sole stockholder, Bruce Bendell, the Company’s President, Chief Executive Officer and Chairman. Pursuant to the Merger Agreement, Bruce Bendell contributed to Major Auto all of his shares of common stock of Major Chevrolet Inc., Major Subaru Inc., Major Dodge Inc. and Major Chrysler, Plymouth, Jeep Eagle Inc. Major Acquisition Corp. then acquired from Bruce Bendell all of the issued and outstanding shares of common stock of Major Auto in exchange for shares of a new class of the Company’s preferred stock. Major Acquisition Corp. purchased the remaining 50% of the issued and outstanding shares of common stock of Major Dodge Inc.

The Major Automotive Companies, Inc.

    Notes to Consolidated Financial Statements

__________________________________________________________________________________

and Major Chrysler, Plymouth, Jeep Eagle Inc. from Harold Bendell, Bruce Bendell’s brother, for $4 million in cash pursuant to a stock purchase agreement. In addition, Major Acquisition Corp. acquired two related real estate components (the ‘‘Major Real Estate’’, defined hereinafter) from Bruce Bendell and Harold Bendell (collectively ‘‘the Bendells’’) for $3 million.

The preferred stock issued to Bruce Bendell is designated as the ‘‘1997-MAJOR Series of Convertible Preferred Stock.’’ It had voting rights and was convertible into the Company’s common stock (the ‘‘Common Stock’’). The minimum number of shares of Common Stock into which the new class is convertible is 810,000 shares. By February 28, 2002, Mr. Bendell has converted all of the shares of this preferred stock into 3,471,111 shares of Common Stock (see Note 14). The foregoing acquisitions from Major Auto and Harold Bendell are collectively referred to herein as the ‘‘Major Auto Acquisition.’’

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

The collateral securing the loan transaction includes the Major Real Estate and, subject to the interests of any current or prospective ‘‘floor plan or cap loan lender,’’ the assets of Major Acquisition Corp. Major Acquisition Corp. is required to comply with certain financial covenants related to net worth and cash flow. In addition, the Company provided an unconditional guarantee of the loan pursuant to a guarantee agreement dated May 14, 1998. This acquisition was treated as a purchase by Major Acquisition Corp.

10. Franchise Terminations	In February 2004, the Company sold its Subaru franchise and certain Subaru parts to an unrelated third party for a cash purchase price of $450,000. Additionally, the purchaser received the Company’s inventory of new 2004 Subaru vehicles and assumed the related floor liability. All proceeds from this transaction were put in escrow pending receipt of certain approvals from third parties. In the second quarter of 2004, the Company closed the sale and

The Major Automotive Companies, Inc.

    Notes to Consolidated Financial Statements

__________________________________________________________________________________

recorded a gain of $237,000, included in operating expense, which is net of a reduction of goodwill of $213,000 as a result of this transaction.

In March 2004, the Company received notice from American Suzuki Motor Corporation, the franchisor of the Company’s Suzuki dealership in Hempstead, New York, of a proposed termination of their franchise agreement with the Company. At the time, the Company had a potential buyer for the franchise and requested that Suzuki delay the termination pending completion of the sale. When the potential sale negotiations were terminated the Company requested that Suzuki reinstate the termination and purchase the Company’s inventory of new Suzuki vehicles. The Suzuki dealership was not material to the Company’s operations and management does not expect the termination of such dealership to have a significant effect on results of operations or cash flow.

11. Governmental Regulations	Substantially all of the Company’s facilities are subject to Federal, state and local regulations relating to the discharge of materials into the environment. Compliance with these provisions has not had, nor does the Company expect such compliance to have, any material effect on the financial condition or results of operations of the Company. Management believes that its current practices and procedures for the control and disposition of such wastes comply with applicable Federal and state requirements.

12. Commitments and Contingencies	Operating Leases

The Company leases real property under various operating leases, most of which have terms from one to six years. The Company’s most significant lease, for property in Long Island City, New York, expires 2009, but the Company has an option to extend the lease for up to two additional five-year terms.

Future net minimum lease payments under noncancelable operating lease agreements as of December 31, 2004 are as follows:

The Major Automotive Companies, Inc.

    Notes to Consolidated Financial Statements

__________________________________________________________________________________

December 31,
2005	$1,193,500
2006	1,143,500
2007	851,500
2008	659,500
2009	298,500
Thereafter	179,083
$4,321,583

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

__________________________________________________________________________________

Legal Proceedings

Daniel Tepper v. Fidelity Holdings, Inc; Fidelity Holdings, Inc. (Third Party Plaintiff) v. InvestAmerica, et al.

In and around July 10, 2001, Daniel Tepper commenced suit in the Southern District of New York against Bruce Bendell, Doron Cohen and Richard Feinstein. While the initial complaint had eight causes of action, three remain: (i) conversion (ii) breach of fiduciary duty and (iii) negligence. The claims allege that the defendants failed to remove restrictive legends that appeared on certain stock certificates held by Mr. Tepper. This action mirrors a Nevada action brought by Mr. Tepper several years ago for which he obtained a judgment of $553,000, which has been satisfied. In light of the satisfaction of the Nevada judgment, the Court has directed that a motion be made to dismiss the New York action, as there is a ban to double recovery. The motion was made in July 2003 and was denied in lieu of a settlement conference. Such conference was held and failed. A second motion to dismiss was filed and in the third quarter of 2004. This case was adjudicated in the Company’s favor and, consequently, dismissed. However, plaintiff filed a notice of appeal of the court’s decision on November 3, 2004. Management believes that plaintiff’s appeal will not prevail and that, in any event, Mr. Tepper’s allegations have no merit and intends to vigorously defend this suit.

Fidelity Holdings, Inc., IG2, Inc. and 786710 Ontario, Ltd. v. Michael Marom and M.M. Telecom, Corp.

The Company and the Company’s former subsidiaries, IG2, Inc. (‘‘IG2’’) and 786710 Ontario, Ltd., are plaintiffs in a legal action against Michael Marom and M.M. Telecom, Corp. in the Supreme Court of the State of New York, County of Queens, Index No. 25678/96. The Company filed a complaint on December 23, 1996 against the defendants alleging: (i) breach of a letter agreement between the parties; (ii) tortuous interference with business opportunities; and (iii) slander. Defendants filed an answer with counterclaims, which included, inter alia: (i) fraud; (ii) breach of contract; (iii) tortuous interference with business opportunities; and (iv) tortuous interference with contract. Both parties have completed discovery and the collective plaintiffs, including the Company, have made a motion for summary judgment against Defendants seeking to have Defendants’ counterclaims dismissed entirely and with prejudice.

The Major Automotive Companies, Inc.

    Notes to Consolidated Financial Statements

__________________________________________________________________________________

A decision was rendered by the court, which dismissed the claims for tortuous interference with business opportunities and contract, but denied the remainder of the motion. The case had been stayed as a result of IG2 filing for bankruptcy protection in January 2003. The stay has been lifted. In March 2004, the Company reached a settlement agreement with the defendants whereby the Company is required to pay an aggregate of $250,000, as follows: $50,000 on April 1, 2005 and the balance of $200,000 over the next 24 months at the rate of $8,333.33 per month. Also, the Company is required to pay to defendants any amounts the Company receives from IG2, until such time as an additional $250,000 has been paid to defendants. To the extent the amounts the Company receives from IG2 and forwards on to the defendants by February 28, 2009 (the ‘‘IG2 Payments’’), is less than $250,000, the Company will be liable for the difference between $250,000 and the aggregate IG2 Payments at that time. The effects of this settlement have been recorded in our financial statements as of December 31, 2004.

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

On January 28, 2005, the parties agreed to settle this by the Company paying an aggregate of $400,000 to the plaintiffs in exchange for the aggregate of 120,820 of the Company’s common shares owned by the plaintiffs. An initial payment of $200,000 was made on February 1, 2005, an additional payment of $20,000 was made on March 1, 2005 and nine additional monthly payments are

The Major Automotive Companies, Inc.

    Notes to Consolidated Financial Statements

__________________________________________________________________________________

scheduled for each of the succeeding months. The shares to be returned to the Company will be returned, ratably, as payments are received by the plaintiff. Accordingly, a liability of $400,000 was accrued in the fourth quarter of 2004 and the Company recorded the acquisition of treasury stock for $144,984, based on the closing price of the Company’s common stock on the day prior to the settlement, and $255,016 was charged to litigation expense, representing the difference between the total amount to be paid and the fair value of the shares received.

International Securities Corp. v. Fidelity Holdings, Inc.

On or about March 2001, an action was commenced against the Company in the Supreme Court of the state of New York, New York County. This action alleged that International Securities Corp. (‘‘ISC’’) was owed commissions for money it secured for the Company in connection with a private placement of the Company’s securities. This action was settled in January 2003 for $133,125, which was included in the consolidated statement of operations for the year ended December 31, 2003 and which was paid, in full, by February 1, 2003.

Dr. Roland Nassim v. Computer Business Sciences, Inc. and Fidelity Holdings, Inc.

On April 12, 2001, Dr. Roland Nassim commenced a lawsuit against CBS and the Company in the Supreme Court, New York County. The basis of the lawsuit was for breach of contract of an agreement entered into on December 1, 1999. The agreement was part of a buyout of the Company’s former subsidiary, Computer Business Sciences, Inc. The purchase price was approximately $500,000 to be paid out in the Company’s stock. It was Dr. Nassim’s position that the stock was only worth $27,000. In January 2002, the Company reached a settlement with Dr. Nassim and has issued 225,000 shares of the Company’s stock in his name as full settlement.

Ronald K. Premo v. Fidelity Holdings, Inc.

In May 2001, Ronald Premo, a former officer of one of the Company’s former technology subsidiaries, filed suit in Connecticut Supreme Court seeking employment related damages in excess of $300,000. In October 2001, through an arbitration proceeding, the Company reached a settlement agreement with Mr. Premo for $144,158 by which he would be paid an aggregate of $72,079 over ten months plus 15,000 shares of the Company’s common stock with a guaranteed aggregate value, at the first anniversary date of

The Major Automotive Companies, Inc.

    Notes to Consolidated Financial Statements

__________________________________________________________________________________

the shares’ issuance, of $72,079. The aggregate amount of this settlement was included in the consolidated statement of operations for the year ended December 31, 2002. The initial 15,000 shares of common stock were issued and the $72,079 was paid. Based on the market value of the Company’s common stock at the anniversary date, an additional 69,800 shares of the Company’s common stock were issued to Mr. Premo during the first quarter of 2003.

James R. Wallick v. Bruce Bendell, Individually and in his Capacity as an Officer, Director and Majority Shareholder of the Defendant Corporations, Fidelity Holdings, Inc., et al.

On September 25, 2001, Mr. Wallick, a former director and officer, filed a lawsuit against the Company in the United States District Court of New Jersey. In this action, Mr. Wallick alleged that the defendants breached an oral, written and implied-in-fact employment agreement with Mr. Wallick, acted in bad faith in connection with the employment agreement, intentionally and negligently misrepresented promises relating to Mr. Wallick’s employment and intentionally and tortuously interfered with the contractual and employment relationship of Mr. Wallick. Mr. Wallick sought, among other things, compensatory and punitive damages for the alleged violations in the amount of $540,000. On October 10, 2002, the Company entered into a Separation and Release Agreement with Mr. Wallick, wherein the Company settled all matters with Mr. Wallick arising out of his former employment with the Company and its subsidiaries.

Mr. Wallick received, among other things, an aggregate amount of $452,000, an amount approximately equal to the minimum to be paid during the remaining term of his employment agreement, in consideration to be bound by the terms of the Agreement. Pursuant to the Agreement, Mr. Wallick returned the 4,500 shares of the Company’s common stock that were issued to him in February 2000 and dismissed, with prejudice, and without an award of costs or attorneys’ fees, the complaint previously filed against the Company.

GELCO Corporation, et al. v. Major Chevrolet, Inc.

On December 19, 2001, GELCO Corporation (‘‘GELCO’’) filed a complaint against Major Chevrolet, Inc. in the United States District Court for the Northern District of Illinois, Eastern Division. The basis lawsuit alleged breach by our subsidiary, Major Chevrolet, Inc., of the terms and conditions of the purchase of automobiles and automobile

The Major Automotive Companies, Inc.

    Notes to Consolidated Financial Statements

__________________________________________________________________________________

leases under that certain dealer lease plan agreement and alleged breach arising out of the purchaser of retail sales contracts under that certain dealer retail agreement by and between the parties. GELCO was seeking $2,767,000 in damages. On January 24, 2003, the action was settled for $900,000, which was charged to litigation expense in the fourth quarter of 2002, consisting of an initial payment of $300,000 and a 20-month promissory note for $600,000 which was paid in full by September 2004.

Zanett Lombardier Ltd., et al. v. The Major Automotive Companies, Inc.

On October 24, 2001, Zanett Lombardier Ltd. and others (‘‘Zanett’’) filed a suit against the Company for breach of contract and for the Company’s failure to issue shares in exchange for certain warrants held by Zanett. The alleged damages totaled $856,011. This matter was settled in the first quarter of 2003 for payment of $130,000 and issuance of shares of the Company’s common stock with a value of $40,000, which was included in the consolidated statement of operations for the year ended December 31, 2003. The $130,000 was paid in five equal installments during 2003 and 49,876 shares of the Company’s common stock were issued in April 2003 in full satisfaction of this settlement.

Steel City Telecom, Inc. v. The Major Automotive Companies, Inc., et al.

In and around September, 2002, an action was commenced against the Company and its former subsidiary, Computer Business Sciences, Inc., in Pennsylvania, Allegheny County by Steel City Telecom, Inc. (‘‘Steel City’’) for up to $300,000. The complaint alleges that the software sold to Steel City was defective and that the Company was negligent in its production. The Company is in the process of requesting a removal of this case to Federal court, while continuing with the discovery phase. Management believes that the plaintiff’s allegations have no merit and intends to vigorously defend this suit.

Zvi Barak v. The Major Automotive Companies, Inc.

An application to the Ontario Superior Court (Toronto Court File No. 02-CV-229810CM2) was filed by Zvi Barak on May 23, 2002 seeking an Order of that court directing the Company to proceed forthwith with arbitration in Toronto, Canada regarding Zvi Barak’s claims that we failed to pay him $546,249.99 under an alleged letter dated June 5, 1996 to that certain Master Agreement dated April 18, 1996 between the Company and Zvi Barak

The Major Automotive Companies, Inc.

    Notes to Consolidated Financial Statements

__________________________________________________________________________________

The Company brought a motion before the Ontario Superior Court of Justice seeking a permanent stay of Zvi Barak’s application on grounds which include, but are not limited to: a) Ontario is not a convenient forum for the hearing of the application; and b) the Ontario Superior Court of Justice does not have jurisdiction over the subject matter or the parties. The motion was heard by the Court in Toronto on February 18, 2003. At that time, the Company’s motion was denied and the Company subsequently filed a motion for leave to appeal. In July 2003, the Company’s motion for leave to appeal was denied

On February 2, 2005, the Company agreed to settle this case by purchasing from Mr. Barak and his wife Sarah Barak all of the shares of the Company’s common stock that they own, aggregating 167,808 shares, for the purchase price of $250,000 and the forgiveness of a promissory note, in the principal amount of $119,500, due to one of our inactive subsidiaries. The promissory note was fully reserved and written off in prior years. Accordingly, a liability of $250,000 was accrued for this settlement in the fourth quarter of 2004 and the transaction was recorded as the acquisition of treasury stock of $206,404, the fair market value of the shares based on the closing price on the day prior to the agreement, and litigation expense of $43,596, representing the difference between the amount to be paid and the fair value of the shares.

Tillroe Realty Co. vs. Compass Lincoln Mercury, Inc. and Fidelity Holdings Co., Inc.

On September 4, 2003, an action was commenced against the Company and its subsidiary Compass Lincoln Mercury, Inc. in the Superior Court of New Jersey, Essex County by a landlord of the Company’s former Compass Lincoln Mercury showroom in Orange New Jersey. The suit alleges that current rent and damages to the showroom space at 170 Central Avenue, Orange New Jersey are presently due and owing by the Company. The suit alleges damages in the amount of $123,556 and rent of approximately $7,900 per month. This case was settled during the second quarter of 2004 for $115,000.

GRIT, LLC vs. Major Automotive Companies, Inc.

On September 24, 2003 the Company received notice of a default judgment in the Superior Court of the State of California, Los Angeles, for an aggregate amount of $66,718 stemming from the plaintiff’s purchase in 1998 of a Talkie Communication Server from a former subsidiary. In the third quarter of 2004, this case was adjudicated in

The Major Automotive Companies, Inc.

    Notes to Consolidated Financial Statements

__________________________________________________________________________________

the Company’s favor and, consequently, dismissed. In the fourth quarter of 2004, the plaintiff refiled its complaint under a slightly different theory from its initial suit. It is management’s belief that this claim is also without merit and intends to vigorously defend this suit.

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

In November 2004, the Company received notice of a pending class action in the state of New Jersey for the above action in the Superior Court of the State of New Jersey. The lead plaintiff had alleged the systematic overcharge of all New Jersey Licensed Automotive Dealers for the documentation fees for the registration of new/used vehicles. Under advice of counsel, the Company, through its Compass Dodge, Inc. franchise, agreed to accept the proposed settlement offer by the plaintiff’s counsel. Using a complex set of guidelines, including total sales and ratio of new and used vehicles sold, the Company has agreed to comply with the settlement provisions. The current estimated cost of settlement is approximately $30,000, which has been accrued in the fourth quarter of 2004. The settlement proposal awaits approval by the New Jersey Superior Court.

Various Claims Against the Company’s Subsidiaries

Various other claims and lawsuits arising in the normal course of business are also pending against the Company’s subsidiaries. The results of such litigation are not expected to have a material or adverse effect on the Company’s consolidated financial position or results of operations.

The Major Automotive Companies, Inc.

    Notes to Consolidated Financial Statements

__________________________________________________________________________________

Officer’s Compensation

On May 15, 2001, the Compensation Committee of the Board of Directors of the Company approved an increase in the annual base salary of Bruce Bendell to $500,000, annually, through June 30, 2004. The agreement provided for continuity of his base salary and a guaranteed annual bonus of $250,000 per year until that date in the event that Mr. Bendell’s employment was terminated prior to June 30, 2004. The agreement extended automatically for an additional one-year period at the end of the initial term, June 30, 2004, and will extend for an additional one-year period on each anniversary, thereafter, unless 90-day prior notice of termination is provided by either Mr. Bendell or the Company. Additional approval was given to a bonus plan under which Mr. Bendell receives a bonus equal to 10% of the ‘‘net income’’ of the dealerships, as defined. Such definition includes the aggregate pre-tax income of the Company’s automotive dealership operations after any other bonuses paid or accrued and excludes the Company’s substantial corporate overhead costs which encompass, among others, being a public company and settlements of litigation related to the Company’s former non-automotive technology operations, as well as miscellaneous operating expenses incurred in the Company’s leasing operations, all of which are not directly related to dealership operations. The amounts of such bonuses earned by Mr. Bendell were $461,379, $77,386 and $386,455 in 2002, 2003 and 2004, respectively. Accordingly, Mr. Bendell’s aggregate compensation pursuant to all of his employment agreements was $961,379, $577,386 and $886,455 in 2002, 2003 and 2004, respectively. Company. (See Note 13 Related Party Transactions.)

In each of the years 2002, 2003 and 2004, Mr. Bendell earned additional $160,000, $450,000 and $450,000 in 2002, 2003 and 2004, respectively, in connection with a credit enhancement arrangement for the benefit of the Company. (See Note 13 Related Party Transactions.)

Sale Tax Audit

In February 2004, the Company was notified by the New York State Department of Taxation & Finance of an assessment of $4,000,000, including interest and penalties, after their audit concluded that certain of the Company’s subsidiaries had failed to pay sales and use taxes of approximately $2,000,000 from February 1999 through

The Major Automotive Companies, Inc.

    Notes to Consolidated Financial Statements

__________________________________________________________________________________

August 2001. Management believed that the tax authorities based their assessment on an extrapolation from a sample of certain transactions that were not representative and that any additional sales taxes due would be minimal. Accordingly, in prior periods, the Company did not accrue any liability in connection with this matter. The Company appealed the findings of the taxing authorities. After investigation, the taxing authorities and the Company agreed on a final aggregate amount due of $65,384, including $19,107 of interest. This amount is reflected in accrued expenses at December 31, 2004.

13.	Related Party Transactions	Amounts due from related parties result from sales of vehicles to dealerships owned by Bruce Bendell, the Company’s President, Chief Executive Officer, Acting Chief Financial Officer and Chairman, and his brother, Harold Bendell (the ‘‘Bendell Dealerships’’), as well as previous advances made in the ordinary course of business. These amounts are all due on demand and are non-interest bearing. As part of its arrangement with the Bendell Dealerships, the Company maintains inventory of consigned vehicles on its premises. For the years ended December 31, 2004, 2003 and 2002 the related party sales approximated $6,000,000, $5,300,000 and $4,000,000, respectively.

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

Pursuant to a management agreement with Harold Bendell, the Company has accrued a management fee for services performed by Harold Bendell. For the year ended December 31, 2002, such accrual amounted to $624,359. Mr. Harold Bendell’s management agreement expired at December 31, 2003. Starting in 2002, the Company entered into negotiations with Harold Bendell regarding his fees for 2003 and future periods. In 2003, the Company accrued $361,361 as a management fee for Mr. Bendell pursuant to the provisions of the expired agreement. Additionally, the Company’s Board of Directors awarded him an additional $500,000, which was accrued in the fourth quarter of 2003, for his services. In March 2004, the

The Major Automotive Companies, Inc.

    Notes to Consolidated Financial Statements

__________________________________________________________________________________

Company concluded its negotiations and agreed in principle as to a new consulting agreement with a company owned by Harold Bendell, HB Automotive, Inc. This agreement was considered to be effective January 1, 2004 through the year ending December 31, 2005. It provides for a management fee equal to $200 per used vehicle sold at retail by the Company’s Chevrolet dealership and 10% of the pre-tax profits from the Company’s dealerships in Long Island City, New York. Had the per-vehicle fee provision been in effect on January 1, 2003, HB Automotive would have earned an additional $2 million in 2003. In 2004, HB Automotive earned $2,484,000 in connection with this agreement.

In connection with the Company’s acquisition of its Nissan dealership in Hempstead, New York, the Company obtained an option to acquire that dealership’s land and building from the landlord who held the lease on that property. The Company exercised its option, but was unable to obtain the financing necessary to effect the purchase. Since the lease expiration was concurrent with the required property acquisition date and the Company was unsuccessful in obtaining an extension of the lease term, it became imperative to the Nissan dealership’s operations to maintain its presence at the location.

In order to ensure continuity of the dealership’s operations, in a transaction approved by the Company’s Board of Directors, the Company’s Chairman and his brother agreed to personally acquire the property through a company they formed and lease it back to the Company. The result of this transaction was to eliminate the capitalized lease of approximately $3.6 million and the related liability of $3.0 million that the Company had recorded in connection with this property. The difference of $637,000, the book value of the purchase option, was recorded as a related party receivable, which is included in due from related parties. The Company entered into a lease with the new landlord for five years, through June 2007 with a five-year renewal option for approximately the same rent, $32,000 per month, it was previously paying.

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

The Major Automotive Companies, Inc.

    Notes to Consolidated Financial Statements

__________________________________________________________________________________

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

In unrelated transactions, in order to obtain floor plan financing at favorable rates (see Note 7), each of Bruce Bendell and Harold Bendell has agreed to either guarantee certain floor plan debt of the Company or provide certain collateral in connection with the Company’s floor plan or other borrowings. The Board of Directors has agreed to obtain independent valuations of such credit enhancement and collateral usage (together, ‘‘Credit Enhancements’’) and pay each of the Bendell’s the fair value of his respective contributions. The Company engaged an independent valuation firm and received a preliminary valuation from such firm of $160,000 for the economic risk value of the Credit Enhancements. Accordingly, the Company accrued such amount as a liability in the third quarter of 2002. In the third quarter of 2003, the Company’s Board of Directors received additional indications that the value of the Credit Enhancement may approximate $450,000. As such, the Company accrued an additional $290,000 in the third quarter of 2003. In March 2004, the Company’s Board of Directors concluded that the $450,000, that had been accrued as deferred debt costs, is the appropriate value of the Credit Enhancement. Additionally, the Board of Directors has approved the payments to Mr. Bendell for the continuation of his Credit Enhancement to the Company, of which $450,000 was accrued in 2004 and which is expected to approximate $450,000, annually.

Additionally, Harold Bendell has acquired the right to an off- premises storage facility that was previously leased by the Company, on a month-to-month basis, from an independent third party. Accordingly, the Company is now leasing such facility from Mr. Bendell on the same basis for approximately the same monthly rental, $33,000, it was paying to the prior landlord.

The Company also purchases from and sells vehicles to Nawi Leasing, Inc., a company of which Steven Nawi is President. Mr. Nawi was a member of the Company’s Board of Directors until December 2004. For each of the

The Major Automotive Companies, Inc.

    Notes to Consolidated Financial Statements

__________________________________________________________________________________

years ended December 31, 2004, 2003 and 2002, the Company’s purchases from and sales to Nawi Leasing, Inc. and its affiliates represented less than 1% of the Company’s aggregate sales and purchases.

Marcum & Kliegman LLP, an accounting firm of which a director is a member, charged the Company approximately $87,500, $75,000 and $105,000 in fees for accounting and tax services for the years ended December 31, 2004, 2003 and 2002, respectively.

14. Warrants and Options	(a) Warrants

(i)	In March 1996, the Company issued to Nissko Telecom, Inc. and its investors warrants to purchase 450,000 shares of the Company’s common stock at a price of $2.75 per share. In 1997, warrants to purchase 156,900 shares were exercised, leaving a balance of 293,100 outstanding. Of this amount, Class B warrants for 225,000 shares, which were exercisable through March 19, 1998, were unexercised by that date and, therefore, lapsed and warrants to purchase 43,414 shares of the Company’s common stock were exercised in December 1998, leaving a balance of 37,029 outstanding as of December 31, 2004.

(ii)	In addition, the Company issued warrants in 1996 for the purchase of 45,000 shares at a price of $2.75 per share, in connection with the management agreement entered into when the Company acquired Major Fleet & Leasing Corp. As of December 31, 2004, these warrants are still outstanding.

(iii)	In connection with the private placement of its common stock in 2001, the Company issued warrants for 116,275 shares of its common stock at an exercise price of $80.00. Such warrants have an exercise period of five years from date of grant.

(b) Stock Options

During November 2000, the Company adopted the 1999 Stock Option Plan (the ‘‘Plan’’) pursuant to which 360,000 shares of common stock are reserved for issuance upon the exercise of options, designated as 1999 options. At the discretion of the Company’s Board of Directors or members of any committee the

The Major Automotive Companies, Inc.

    Notes to Consolidated Financial Statements

__________________________________________________________________________________

Board of Directors has designated, options may be granted to consultants, non-employee members of the Board of Directors, employees, officers or anyone who performs services for the Company. The Plan will terminate upon the date on which all shares of the Plan have been exercised. In December 2001, the Company amended the Plan to increase the shares reserved for issuance by 750,000 shares to 1,110,000.

Options granted under the Plan expire not more than 10 years from the date of grant. Generally, options vest in 3 years beginning on the date of grant.

In consideration for certain consulting services related to the acquisition of the Major Auto Group, the Company issued options to purchase 22,500 shares of the Company’s common stock for $10.00 per share (market price), exercisable until May 2002.

In December 2000, the Company adopted the 2001 Outside Director Stock Plan (the ‘‘2001 Plan’’) pursuant to which 250,000 shares are reserved for issuance to non-employee members of the Board of Directors (‘‘Outside Directors’’). The Plan provides, that, commencing on the date of the annual stockholders’ meeting in 2001 and on each anniversary thereafter, each Outside Director who served as a member of the Board of Directors shall automatically be granted an option to purchase 4,500 shares. The term of the option shall be ten years. The option shall be immediately exercisable, but only while the optionee serves as a member of the Board of Directors and for the three months following the termination of service or 12 months, if such termination is for reason of death or disability. The exercise price shall be equal to the price for the Company’s common stock on the date of the grant. In December 2002, the Company granted 22,500 shares to Outside Directors at an exercise price of $0.75. Additionally, the 2001 Plan calls for grants of 4,500 shares of the Company’s common stock to each Outside Director on April 30 and each anniversary thereafter.

Each of the Company’s stock options has been issued at the fair value of the Company’s common stock at the date of grant and no issued options have ever been exercised.

During 2001, pursuant to a separation agreement, the Company granted options to an employee of IG2

The Major Automotive Companies, Inc.

    Notes to Consolidated Financial Statements

__________________________________________________________________________________

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

The Major Automotive Companies, Inc.

    Notes to Consolidated Financial Statements

__________________________________________________________________________________

A summary of the status of the Company’s stock option plan as of December 31, 2004 and changes during the period January 1, 2001 through December 31, 2004 is presented below:

	Number of shares	Expiration date	Weighted average exercise price
Options outstanding at December 31, 2001	361,688	2002-2011	7.64
Options granted	18,000	2012	.68
Options cancelled and expired	(134,800)	2002-2011	13.71
Options outstanding at December 31, 2002	244,888	2009-2012	3.78
Options granted	18,000	2013	.62
Options outstanding at December 31, 2003	262,888	2009-2013	3.57
Options granted	18,000	2014	.70
Options outstanding at December 31, 2004	280,888	2009-2014	3.38

The Major Automotive Companies, Inc.

Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding at December 31, 2004.

	Options Outstanding			Options Exercisable
Exercise Price Range	Number Outstanding at December 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2004	Weighted Average Exercise Price
$24.44-$38.75	4,388	4.6	$33.25	4,388	$33.25
$13.40	1,200	0.4	13.40	1,200	13.40
$4.38	126,000	0.8	4.38	126,000	4.38
$2.34-$2.35	80,000	2.9	2.35	76,000	2.35
$1.65	1,800	0.3	1.65	1,800	1.65
$0.62-$0.75	67,500	8.6	0.68	67,500	0.68
	280,888	3.3	$3.38	276,288	$3.40

The Major Automotive Companies, Inc.

    Notes to Consolidated Financial Statements

__________________________________________________________________________________

15.	Preferred Stock	On May 14, 1998, the Company designated 900,000 shares as the 1997 — Major Series of Convertible Preferred Stock (the ‘‘1997 Preferred Stock’’). The shares of the 1997 Preferred Stock had voting rights and voted with the common stock and not as a separate class. Each share entitled the holder to 0.9 votes per share reflecting the underlying conversion rate. The shares of 1997 Preferred Stock were convertible, with each share converting into four and a half shares of common stock if the market value was equal to or greater than $6,000,000 for the 810,000 shares of common stock. If the 810,000 shares of common stock had a market value of less than $6,000,000, then additional shares of common stock would be issued to equal a market value of $6,000,000. In the event that a dividend is declared on the common stock, a dividend of twice the per share dividend of common stock would be paid on the 1997 Preferred Stock. The 1997 Preferred Stock has a liquidation value of $6,000,000. On the fifth anniversary, the 1997 Preferred Stock would automatically convert into shares of common stock. During October 2000 and May 2001, 400,000 shares and 400,000 shares were converted into 360,000 shares and 1,777,778 shares, respectively, of common stock (after the three-for-two and one-for-five stock splits). In February 2002, Mr. Bendell converted the remaining 100,000 shares of 1997 Preferred Stock into 1,333,333 shares of common stock.

16.	Discontinued Operations	On November 3, 2000, the Board of Directors determined to divest the Company’s non-automotive operations within the next twelve months. Continuing operations are represented by the Company’s automotive dealership activities, including its automotive leasing subsidiary, Major Fleet and Leasing, Inc. Non-automotive operations are reported as discontinued operations.

The loss from discontinued operations is comprised of the following:

Year ended December 31,	2002
Loss from discontinued operations	$(344,000)
Income tax benefit	138,000
$(206,000)

The Company completed the sale of its non-automotive assets during 2001 resulting in the complete divestiture of all non-automotive operations. In February 2001, The Company completed an asset sale of its Richmond,

The Major Automotive Companies, Inc.

    Notes to Consolidated Financial Statements

__________________________________________________________________________________

Virginia-based Internet Creations, Inc. (d/b/a Internet Connections) to Access Technology, Inc. The sale price for the assets was $320,000, $47,000 of which was paid at the closing, and $273,000 of which was evidenced by a senior secured promissory note. No payments have been received on the notes.

Effective March 27, 2001, the Company sold its interest in its telecommunications subsidiary, IG2, to Global Communications of NY, Inc. The sale price was $3,000,000, less the assumption of certain of the Company’s liabilities, resulting in a net amount due to the Company of $1,778,803. Such indebtedness is evidenced by a note payable to the Company in the principal amount of $1,778,803, bearing interest at 8.5% and payable in quarterly installments over 48 months, beginning in March 2002. Such payments have been deferred to begin in June 2002. No payments have been received on the note.

Effective June 27, 2001, in related transactions, the Company sold its interest in its Israeli technology subsidiary, C.B.S (Israel), Ltd. and the assets of its Canadian subsidiary, 786710 Ontario, Ltd., doing business as Info Systems, to GYT International, Ltd., a Nevis corporation. The combined sales price in connection with these transactions was $350,000 for both operations, less the assumption of certain of the Company’s liabilities, resulting in a net amount due to the Company of $119,500. Such indebtedness is evidenced by a note payable to the Company in the principal amount of $119,500, bearing interest at 5% and payable in quarterly installments over 60 months, beginning in June 2002. No payments have been received on the note.

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

The gains on the sales of these discontinued operations were deferred due to a lack of credit history. Such gains

The Major Automotive Companies, Inc.

    Notes to Consolidated Financial Statements

__________________________________________________________________________________

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

17.	Quarterly Financial Data (Unaudited)

2004	First quarter	Second quarter	Third quarter	Fourth quarter
	(In thousands except for per share data)
Sales	$84,872	$103,923	$104,118	$104,069
Gross profit	14,114	16,990	15,993	17,429
Operating income (loss) from continuing operations	(188)	1,243	592	(8,464)
Net income (loss)	(188)	1,243	592	(8,464)
Income (loss) from continuing operations per share – diluted	$(.02)	$.13	$.06	$(.87)
Net income (loss) per share – (diluted)	(.02)	.13	.06	(.87)

2003	First quarter	Second quarter	Third quarter	Fourth quarter
	(In thousands except for per share data)
Sales	$91,146	$98,873	$103,957	$86,323
Gross profit	14,530	16,075	17,361	12,677
Operating income (loss) from continuing operations	(477)	600	812	(2,076)
Net income (loss)	(477)	600	812	(2,076)
Income (loss) from continuing operations per share – diluted	$(.05)	$.06	$.09	$(.22)
Net income (loss) per share – (diluted)	(.05)	.06	.09	(.22)

Income (loss) per share data are computed independently for each of the periods presented; therefore the sum of the income (loss) per share amounts for the quarters may not equal the total for the year.

In the fourth quarter of 2004, the Company incurred an impairment charge of approximately $8.1 million in connection with the valuation of its goodwill and a charge of approximately $549,000 in connection with litigation settlement expenses. There were no comparable charges in the fourth quarter of 2003.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM ON SCHEDULE

To the Shareholders and Directors of The Major Automotive Companies, Inc.

The audits referred to in our report dated May 17, 2005, except for Note 7, which is as of January 27, 2006, relating to the consolidated financial statements of The Major Automotive Companies, Inc., which is contained in Item 8 of this Form 10-K included the audits of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

New York, New York	/s/ BDO Seidman, LLP
May 17, 2005	BDO Seidman, LLP

S-1

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2004, 2003 and 2002

Amount Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions, Net of Write-offs	Balance at End of Year
Allowance for doubtful accounts
Year ended December 31, 2004	$492,000	$760,000	$(760,000)	$492,000
Year ended December 31, 2003	$507,000	$250,000	$(265,000)	$492,000
Year ended December 31, 2002	$700,000	$235,000	$(428,000)	$507,000

	Balance at Beginning of Year	Reserves on Current Year Purchases	Sales of Prior Year Inventory	Balance at End of Year
Inventory reserves
Year ended December 31, 2004	$720,000	$647,000	$(720,000)	$647,000
Year ended December 31, 2003	$1,016,000	$720,000	$(1,016,000)	$720,000
Year ended December 31, 2002	$756,000	$1,016,000	$(756,000)	$1,016,000

S-2