Form 10-Q
period 2005-09-30
MAJOR AUTOMOTIVE COMPANIES INC
filed 2006-01-30
CIK 1009779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

         For the quarterly period ended September 30, 2005 or

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the transition period from _______________ to _______________

Commission File Number: 000-29182

                      THE MAJOR AUTOMOTIVE COMPANIES, INC.
                      ------------------------------------
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

As of January 25, 2006, there were 9,222,228 shares of the registrant's common stock outstanding.

                                      INDEX

-------------------------------------------------------------------------------------------------
                                                                                     Page No.
-------------------------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
-------------------------------------------------------------------------------------------------
Item 1. Financial Statements (Unaudited)........................................         3
-------------------------------------------------------------------------------------------------
Consolidated Condensed Balance Sheets ..........................................         3
-------------------------------------------------------------------------------------------------
Consolidated Condensed Statements of Operations ................................         5
-------------------------------------------------------------------------------------------------
Consolidated Condensed Statements of Cash Flows ................................         6
-------------------------------------------------------------------------------------------------
Notes to Consolidated Condensed Financial Statements ...........................         8
-------------------------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations ..................................................................        13
-------------------------------------------------------------------------------------------------
Item 3. Quantitative and Qualitative Disclosures About Market Risk .............        22
-------------------------------------------------------------------------------------------------
Item 4. Controls and Procedures.................................................        22
-------------------------------------------------------------------------------------------------
PART II.  OTHER INFORMATION
-------------------------------------------------------------------------------------------------
Item 1. Legal Proceedings.......................................................        23
-------------------------------------------------------------------------------------------------
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.............        24
-------------------------------------------------------------------------------------------------
Item 3. Defaults Upon Senior Securities ........................................        24
-------------------------------------------------------------------------------------------------
Item 4. Submission of Matters to a Vote of Security Holders.....................        24
-------------------------------------------------------------------------------------------------
Item 5. Other Information ......................................................        24
-------------------------------------------------------------------------------------------------
Item 6. Exhibits ...............................................................        24
-------------------------------------------------------------------------------------------------
Signatures .....................................................................        24
-------------------------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                          September 30, 2005    December 31, 2004
                                                                          ------------------    -----------------
                                                                              (Unaudited)

ASSETS

Current assets
     Cash and cash equivalents                                            $    4,619,505        $   3,723,500
     Short-term investments                                                      435,510              433,145
     Net investment in direct financing leases, current                          152,248              181,079
     Accounts receivable, net                                                 14,963,828           11,849,314
     Inventories                                                              56,812,310           53,719,844
     Due from related parties                                                    843,675            1,216,925
     Other current assets                                                        185,212              224,416
                                                                          ---------------       --------------
           Total current assets                                               78,012,288           71,348,223

Net investment in direct financing leases,
     net of current portion                                                      233,932              285,495
Property and equipment, net                                                    5,017,039            5,028,024
Deferred income taxes                                                          1,459,535            1,459,535
Goodwill                                                                       5,260,000            5,260,000
Due from related parties                                                         457,745              493,745
Due from officer                                                               1,395,358            1,395,358
Notes receivable and other assets                                                793,518              744,087
                                                                          ---------------       --------------
           Total assets                                                   $   92,629,415        $  86,014,467
                                                                          ===============       ==============

See accompanying notes to consolidated condensed financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Floor plan notes payable to trade creditors                          $   20,841,002        $  34,692,049
     Floor plan notes payable to non-trade creditors                          33,000,727           16,688,261
     Accounts payable                                                          7,759,623            8,565,886
     Accrued expenses                                                          9,381,234            8,018,320
     Current maturities of long-term debt                                      2,181,328              895,409
     Customer deposits and other current liabilities                             942,267              548,749
                                                                          ---------------       --------------
           Total current liabilities                                          74,106,181            69,408,674
Long-term debt, less current maturities                                        5,322,076             6,910,269
                                                                          ---------------       --------------
           Total liabilities                                                  79,428,257            76,318,943

Commitments and contingencies
Stockholders' equity
     Preferred stock, $.01 par value- 2,000,000 shares
           authorized; 0 shares issued and
           outstanding in 2005 and 2004                                                -                     -
     Common stock, $.01 par value- 50,000,000 shares
           authorized; 9,738,047 and 9,720,047 shares issued;
           and 9,222,228 and 9,204,228 shares outstanding in
           2005 and 2004, respectively                                            97,380                97,200
     Additional paid-in capital                                               40,207,569            40,189,749
     Deficit                                                                 (24,788,639)          (28,276,273)
     Treasury stock, at cost; 515,819 shares in 2005 and 2004                 (2,315,152)           (2,315,152)
                                                                          ---------------       --------------
           Total stockholders' equity                                         13,201,1587            9,695,524
                                                                          ---------------       --------------
           Total liabilities and stockholders' equity                     $   92,629,415        $   86,014,467
                                                                          ===============       ==============

See accompanying notes to consolidated condensed financial statements.

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Nine Months Ended September 30,          Three months Ended September 30,
                                                       -------------------------------          --------------------------------
                                                         2005                 2004                  2005                2004
                                                         ----                 ----                  ----                ----

Sales                                              $    366,756,150    $    292,912,584      $    130,471,213     $    104,117,742
Cost of sales                                           306,337,237         245,815,740           109,086,958           88,124,462
                                                   ----------------    ----------------      ----------------     ------------------
   Gross profit                                          60,418,913          47,096,844            21,384,255           15,993,280

Operating expenses                                       52,567,005          43,266,545            18,824,845           14,537,566
Interest expense, net of interest income                  2,983,201           1,998,814             1,091,225              739,882
                                                   ----------------    ----------------      ----------------     ------------------
   Income before income taxes                             4,868,707           1,831,485             1,468,185              716,032

Income tax expense                                        1,381,073             184,294               312,590              124,079
                                                   ----------------    ----------------      ----------------     ------------------
Net income                                         $      3,487,634    $      1,647,191      $      1,155,595     $        591,953
                                                   ================    ================      ================     ==================
Net income per common share:
     Basic                                         $           0.38    $           0.17      $           0.13     $           0.06
     Diluted                                       $           0.38    $           0.17      $           0.13     $           0.06
                                                   ================    ================      ================     ==================

Average number of shares used in computation:
     Basic                                                9,214,382           9,484,907             9,222,228            9,492,856
     Diluted                                              9,235,497           9,494,217             9,244,708            9,505,551
                                                   ================    ================      ================     ==================

See accompanying notes to condensed consolidated financial statements.

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)

                                                                                          2005                  2004
                                                                                          ----                  ----

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                    $    3,487,634            $   1,647,191
     Adjustments to reconcile net income to
        net cash provided by (used in) operating activities
            Depreciation and amortization                                                 344,551                  301,974
            Reduction of deferred income taxes                                               -                     116,465
            Additions to allowance for doubtful accounts                                  114,405                   79,560
            Reductions of inventory reserves                                             (405,022)                    -
            Loss on sale of equipment, net                                                 36,119                     -
            Stock issued for compensation and services                                     18,000                   14,220
            Goodwill write off on franchise termination                                      -                     213,000
     (Increase) decrease in assets:
            Net investment in direct financing leases                                      80,394                  134,427
            Accounts receivable                                                        (3,228,919)              (1,760,742)
            Inventories                                                                (2,687,444)              10,217,826
            Due from related parties                                                      409,250                  612,542
            notes receivable and other assets                                             (10,227)                 (73,843)
     Increase or (decrease) in liabilities
            Accounts payable                                                             (806,263)               1,261,789
            Accrued expenses                                                            1,362,914                1,441,538
            Customer deposits and other liabilities                                       393,518                 (109,097)
            Floor plan notes payable to trade creditors                                  (302,685)              (5,584,536)
                                                                                   --------------            -------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                    (1,193,775)               8,512,314
                                                                                   --------------            -------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from certificate of deposit                                                  (2,365)                  (1,415)
     Purchase of property and equipment                                                  (538,562)                (512,263)
     Proceeds from sale of leased equipment                                               168,877                   30,159
                                                                                   --------------            -------------
NET CASH USED IN INVESTING ACTIVITIES                                                    (372,050)                (483,519)
                                                                                   --------------            -------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in floor plan notes payable to non-trade creditors                      144,128,942              103,645,260
     Payments of floor plan notes payable to non-trade creditors                     (141,364,838)            (108,643,149)
     Payments of long-term debt                                                          (302,274)                (295,678)
                                                                                   --------------            -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                     2,461,830               (5,293,567)
                                                                                   --------------            -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 896,005                2,735,228
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          3,723,500                1,003,137
                                                                                   --------------            -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $    4,619,505            $   3,738,365
                                                                                   ==============            =============
Supplemental disclosures of cash flow information
   Cash paid during the period for:
     Interest                                                                           2,892,779                1,798,120
     Income taxes                                                                         103,000                   73,000

See accompanying notes to condensed consolidated financial statements.

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                               September 30, 2005

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

          In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications have been made to the Company's prior year financial statements. In particular, the notes payable - floor plan as presented in the prior period's balance sheet and statement of cash flow has been reclassified to its trade and non-trade components.

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

         For the nine months ended September 30, 2005 and 2004, aggregate floor plan interest included in interest expense was approximately $2,444,000 and
$1,440,000, respectively. For the three months ended September 30, 2005 and
2004, aggregate floor plan interest included in interest expense was approximately $912,000 and $554,000, respectively.

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                               September 30, 2005
                                   (Continued)

     For the nine-month and three-month periods ended September 30, 2005 and
2004, aggregate floor plan assistance received was, as follows:

                                            Nine Months Ended September 30,    Three Months Ended September 30,
                                            -------------------------------    --------------------------------
                                                2005              2004               2005             2004
                                                ----              ----               ----             ----

Total floor plan assistance received       $ 1,705,008       $ 1,359,060        $   652,530      $   732,264
                                           ===========       ===========        ===========      ===========

Amount included in cost of sales           $ 1,600,538       $ 1,168,934        $   581,948      $   243,482
                                           ===========       ===========        ===========      ===========

     For the nine-month and three-month periods ended September 30, 2005 and
2004, aggregate advertising assistance received was, as follows:

                                            Nine Months Ended September 30,    Three Months Ended September 30,
                                            -------------------------------    --------------------------------
                                                2005              2004               2005             2004
                                                ----              ----               ----             ----

Total advertising assistance received      $    880,447      $  1,230,462       $   363,930      $   818,234
                                           ============      ============       ===========      ===========

Amount included in cost of sales           $    893,476      $    770,940       $   387,685      $   265,692
                                           ============      ============       ===========      ===========

3.       Inventories

      Inventories are comprised of the following:

                                             September 30, 2005      December 31, 2004
                                             ------------------      -----------------

  New automobiles                                $   17,146,250      $    16,187,727
  New trucks and vans                                13,667,324           14,583,590
  Used automobiles, vans and trucks                  24,461,028           21,547,355
  Parts and accessories                               1,456,998            1,348,715
  Other                                                  80,710               52,457
                                                ---------------      -----------------
                                                 $   56,812,310       $   53,719,844
                                                ===============      =================

Aggregate reserves included in the inventories were $242,000 and $647,000 at
September 30, 2005 and December 31, 2004, respectively.

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                               September 30, 2005
                                   (Continued)

4.       Related Party Transactions

         Amounts due from related parties result from sales and purchases of vehicles to and from dealerships owned by Bruce Bendell, the Company's
President, Chief Executive Officer, Acting Chief Financial Officer and Chairman,
and his brother, Harold Bendell, a key employee (the "Bendell Dealerships"), as well as previous advances made in the ordinary course of business. All of the sales and purchases to and from the Bendell Dealerships are made at wholesale cost plus related fees and have, therefore, resulted in no significant profit or loss to the Company. For the nine-month and three-month periods ended September
30, 2005 and 2004, the related party sales and purchases were as follows:

                                    Nine Months Ended September 30,     Three Months Ended September 30,
                                    -------------------------------     --------------------------------
                                         2005              2004               2005            2004
                                         ----              ----               ----            ----

Related party sales                $   3,878,542     $   4,441,365       $1,166,018       $1,477,741
                                   =============     =============       ==========       ==========

Related party purchases            $   5,457,641     $   4,747,498       $1,842,753       $1,136,627
                                   =============     =============       ==========       ==========

         Pursuant to an agreement in principal, effective January 1, 2004, with
HB Automotive, Inc., a company controlled by Harold Bendell, and a management agreement with Harold Bendell, the Company has accrued management fees for services performed for the Company by HB Automotive, Inc. and Harold Bendell.
For the nine months ended September 30, 2005 and 2004, such fees, included in operating expenses, amounted to $2,354,844 and $1,903,428, respectively. For the three months ended September 30, 2005 and 2004, such fees, included in operating expenses, amounted to $774,671 and $677,497, respectively. At September 30,
2005, the Company is indebted to HB Automotive, Inc. in the aggregate amount of
$2,011,873, in connection with such fees, which is included in accrued expenses.

         As of September 30, 2005, the Company was indebted to Bruce Bendell in the net amount of $566,997. This indebtedness was net of a series of cash advances to Mr. Bendell, for which no interest has been charged, aggregating
$1,395,358, the latest of which was made prior to June 30, 2002. The Company expects repayment to be made on these advances, although amounts due to Bruce
Bendell as of September 30, 2005 exceed this amount. At September 30, 2005, the
Company has accrued, but not paid, an aggregate of $1,962,355, due to Bruce
Bendell for bonuses and credit enhancement, which amount is included in accrued expenses. Included in the amount, is a credit enhancement of $1,237,500, of which $337,500 and $112,500, respectively, were accrued in the nine months and three months ended September 30, 2005. This amount was previously approved by the Company's Board of Directors.

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                               September 30, 2005
                                   (Continued)

5.       Subsequent Event

       In October 2005, the Company's board of directors, based on recommendations of a special committee of independent directors, unanimously, approved a reverse 1-for-1,000 split of the Company's common stock to be followed immediately by a forward 1,000-for-1 split (the "Split Transaction").
In the Split Transaction, shareholders with less than 1,000 shares of the
Company's common stock held of record in their name immediately before the Split
Transaction will receive a cash payment equal to $1.90 per pre-split share.
Shareholders holding 1,000 or more shares of the Company's common stock immediately before the Split Transaction will not receive a cash payment and will continue to hold the same number of shares after completion of the Split
Transaction. If the Company's shareholders approve the proposed amendments to the Company's articles of incorporation and the Split Transaction is implemented, the Company anticipates having fewer than 300 shareholders of record, which would enable of the Company to voluntarily terminate the registration of its common stock under the Securities Exchange Act of 1934.

     The board of directors believes that terminating the Company's registration will eliminate growing expenses and commitments associated with being a public company. It will also allow the management of the Company to focus additional attention on operations and financial management, which would further enhance the Company's financial performance and stockholder value.

6.       Contingencies

     The Company is involved in a number of legal proceedings arising out of the conduct of our business, including litigation with customers, current and former business associates and employment-related lawsuits. The Company intends to vigorously defend itself and assert available defenses with respect to each of these matters. Where necessary, the Company has accrued its estimate of the probable costs for the resolution of these proceedings based on consultation with outside counsel, assuming various strategies. Further, the Company has certain insurance coverage and rights of indemnification with respect to certain aspects of these matters. During the nine months ended September 30, 2005, there were no significant developments in the Company's legal proceedings, which are discussed in detail in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. However, a settlement or an adverse resolution of one or more of these matters may result in the payment of significant costs and damages, which could have a material adverse effect on the Company's business, financial condition, results of operations, cash flows and prospects.

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited
                               September 30, 2005
                                   (Continued)

7.       Effect of Recently Issued Accounting Standards

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
This statement changes the requirements for accounting for and reporting a change in accounting principles and applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement requires retrospective application to prior periods' financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of change. This statement becomes effective for fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the
Company's net income and earnings per share.

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

The Company

On May 14, 1998, The Major Automotive Companies, Inc. acquired, from a related party, the Major Automotive Group of dealerships ("Major Auto") and related real property and leases. Since November 3, 2000, our operations have been comprised of our automotive dealerships' activities, including our Major Auto subsidiary and other dealerships, as well as our automotive leasing subsidiary, Major Fleet and Leasing, Inc.

In the first nine months of 2005, our operations generated pre-tax income of approximately $4,869,000 and net income of approximately $3,488,000. In the comparable period of 2004, our operations resulted in pre-tax income of
$1,831,000 and net income of $1,647,000. The most significant factor in this result was the increase in our gross profits. In the 2005 nine-month period our sales increased by $73.9 million to $366.8 million, or 25.2%, from $292.9 million in the 2004 comparable period. We believe this sales increase is attributable to a continuation of a trend that developed in 2004. New vehicle manufacturers have continued to offer cash-back and other incentives. This has led more customers who were formerly used car buyers toward purchases of new vehicles. Revenue per new vehicle sold decreased by approximately $300 and the gross profit per new vehicle sold increased by approximately $100, but the volume of new vehicle unit sales increased 25.9%. Our used vehicle unit sales increased 16.2% during the first nine months of 2005 as compared with the prior year's first three quarters, and a strong increase in average selling price per used vehicle sold, which we attribute to both a shortage in the availability of good quality late-model used vehicles and our customers migrating to higher value used vehicles, generated an overall revenue increase of 26.1% from used vehicle sales. The significantly higher volume on new vehicles sales, together with a slight increase in our gross profit percentage generated more than a 32%
increase in gross profit from new vehicles sold. While our used vehicle gross profit percentage increased less than 1% period to period, along with the volume, used vehicle sales generated a gross profit increase on used vehicle sales of more than 30%. Our total gross profit in the first nine months of 2005 increased to $60.4 million or $13.3 million (28.2%) more than our gross profit in the comparable period in 2004.

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

Floor Plan Borrowings. We finance the purchases of a portion of our new vehicle inventories through floor plan borrowings from certain lenders, which are affiliated with the automotive manufacturers from which we buy our new vehicles.
Balances due to these lenders are classified as "floor plan notes payable to trade creditors." At September 30, 2005 and December 31, 2004, outstanding floor plan borrowings due to trade creditors were approximately $20.8 million and
$34.7 million, respectively. The balance of the Company's new vehicle inventory and its used vehicle inventory is financed through floor plan borrowings through lenders who are not affiliated with the vendors of such inventory. Balances due to these lenders are classified as "floor plan notes payable to non-trade creditors." At September 30, 2005 and December 31, 2004, outstanding floor plan borrowings due to trade creditors were approximately $33.0 million and $16.7 million, respectively. Pursuant to SFAS 95, the Company has restated its cash flow statements to show the borrowings and repayments related to the floor plan notes payable to non-trade creditors as a financing activity. Previously, all floor plan borrowings and repayment were classified as operating activities.

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

For the nine months ended September 30, 2005 and 2004, aggregate floor plan interest included in interest expense was approximately $2,444,000 and
$1,440,000, respectively. For the three months ended September 30, 2005 and
2004, aggregate floor plan interest, included in interest expense, was approximately $912,000 and $554,000, respectively. The increase in floor plan interest expense incurred in the nine months ended September 30, 2005 compared with the same period in 2004 reflects both an increase in inventory levels necessary to support our higher sales volume and, to a lesser extent, higher interest rates. The increase of floor plan interest for the three months ended
September 30, 2005 compared with the same 2004 period is reflective of the increased levels of inventory and higher interest rates during the current period.

For the nine months ended September 30, 2005 and 2004, aggregate floor plan assistance, included as a reduction of cost of sales, was approximately
$1,601,000 and $1,169,000, respectively. For the three months ended September
30, 2005 and 2004, aggregate floor plan assistance, included as a reduction of cost of sales, was approximately $582,000 and $243,000, respectively.

Advertising assistance received from manufacturers for the nine months ended
September 30, 2005 and 2004, included as a reduction of cost of sales, was approximately $893,000 and $771,000, respectively. Advertising assistance received from manufacturers for the three months ended September 30, 2005 and
2004, included as a reduction of cost of sales, was approximately $388,000 and
$266,000, respectively.

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

SELECTED OPERATING DATA (UNAUDITED)

($ in millions, except                            NINE MONTHS ENDED SEPTEMBER 30,                  THREE MONTHS ENDED SEPTEMBER 30,
                                                  -------------------------------                  --------------------------------
   per vehicle data)                                       Variance -                                       Variance -
                                                            Favorable       %                                Favorable        %
                                      2005         2004   (Unfavorable)  Variance      2005        2004    (Unfavorable)   Variance
                                      ----         ----   -------------  --------      ----        ----    -------------   --------

Revenues
   New vehicles                      $145.9       $117.3      $28.6        24.4        $50.9       $41.9        $9.0         21.5
   Used vehicles                      204.0        161.8       42.2        26.1         73.4        57.5        15.9         27.7
   Service and parts                   15.0         12.4        2.6        21.0          5.0         4.1         0.9         22.0
   Other                                1.9          1.4        0.5        35.7          1.2         0.6         0.6          100
                                    -------      -------     ------        ----      -------     -------      ------         ----
      Total revenues                 $366.8       $292.9      $73.9        25.2       $130.5      $104.1       $26.4         25.4
                                    =======      =======     ======        ====      =======     =======      ======         ====
GROSS PROFIT
   New vehicles                       $14.4        $10.9       $3.5        32.1         $4.7        $3.2        $1.5         46.9
   Used vehicles                       40.2         30.9        9.3        30.1         13.8        10.6         3.2         30.2
   Service and parts                    3.9          3.8        0.1         2.6          1.3         1.1         0.2         18.2
   Other                                1.9          1.5        0.4        26.7          1.6         1.1         0.5         45.5
                                    -------      -------     ------        ----      -------     -------      ------         ----
      Total gross profit              $60.4        $47.1      $13.3        28.2        $21.4       $16.0        $5.4         33.8
                                    =======      =======     ======        ====      =======     =======      ======         ====
   Gross profit percentage             16.5%        16.1%       0.4%        2.4         16.4%       15.4%        1.0%         6.7
                                    =======      =======     ======        ====      =======     =======      ======         ====
New vehicles
Unit sales                            5,150        4,091      1,059        25.9        1,881       1,496         385         25.7
Average revenue per vehicle         $28,322      $28,665      ($343)       (1.2)     $27,064     $27,994       ($930)        (3.3)
Average cost per vehicle            $25,519      $25,996      ($477)       (1.8)     $24,577     $25,860     ($1,283)        (5.0)
Gross profit per vehicle             $2,803       $2,669       $134         5.0       $2,487      $2,134        $353         16.5
Gross profit percentage                 9.9%         9.3%       0.6%        6.5          9.2%        7.6%        1.6%        21.1

USED VEHICLES
Unit sales                           12,777       10,996      1,781        16.2        4,653       3,870         783         20.2
Average revenue per vehicle         $15,965      $14,713     $1,252         8.5      $15,781     $14,869        $912          6.1
Average cost per vehicle            $12,821      $11,902       $919         7.7      $12,814     $12,126        $688          5.7
Gross profit per vehicle             $3,144       $2,811       $333        11.8       $2,967      $2,743        $224          8.2
Gross profit percentage                19.7%        19.1%       0.6%        3.1         18.8%       18.4%        0.4%         2.2

PERCENTAGE OF TOTAL REVENUES
New vehicles                           39.8%        40.0%      -0.2%       (0.5)        39.0%       40.3%       -1.3%        (3.1)
Used vehicles                          55.6%        55.2%       0.4%        0.7         56.2%       55.2%        1.0%         1.8
Service and parts                       4.1%         4.2%      -0.1%       (2.4)         3.8%        3.9%       -0.1%        (2.6)
Other                                   0.5%         0.6%      -0.1%      (16.7)         1.0%        0.6%        0.4%        53.8
                                  ------------------------------------------------------------------------------------------------
                                      100.0%       100.0%       0.0%        0.0%       100.0%      100.0%        0.0%         0.0%
                                  ================================================================================================
OTHER OPERATING DATA
Total operating expenses              $52.6        $43.3       $9.3        21.5        $18.8       $15.1        $3.7         24.5
Floor plan interest, included
   in operating expenses                2.4          1.4       $1.0        71.4          0.9         0.6        $0.3         50.0

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2005 AND NINE MONTHS
ENDED SEPTEMBER 30, 2004

         Revenues. Revenues for the nine-month period ended September 30, 2005 had an increase to approximately $366.6 million, which is $73.9 million, or
25.2%, more than the prior comparable period's revenues of $292.9 million. The primary reasons for the increase in revenues was the substantial increase in the number of both new and used vehicles sold, as well as the increase in the average selling prices for used vehicles, which more than offset the decrease in average selling price for new vehicles. New vehicles sold increased significantly by 1,059 units (25.9%) in the first three quarters of 2005 to
5,150 units from 4,091 units in the first three quarters of 2004 primarily, we believe, because of continuing and increased consumer incentives from new vehicle manufacturers. Used vehicle unit sales increased by 1,781 units (16.2%)
to 12,777 units in the first three quarters of 2005 from 10,996 units, retail and wholesale, in the prior year's comparable nine months. We believe this increase in used vehicle units is primarily attributable to the effects of the general consumer trend in the industry, our extensive inventory that can provide consumers with quality used vehicles at all price points, including high line and luxury vehicles, and our ability to arrange favorable financing for most customers. Selling prices of new vehicles decreased approximately $343 per vehicle. However, the increase in units sold generated the increase in new vehicle sales revenues of $28.6 million (24.4%) to $145.9 million in the first nine months of 2005 from $117.3 million in the prior year's comparable period.
The average selling price of used vehicles increased by $1,252 per unit, which, combined with the increase in used vehicle unit sales resulted in a $42.2 million (26.1%) increase in used vehicle sales to $204.0 million in the first three quarters of 2005 from used vehicle sales of $161.8 million in the comparable 2004 period.

         We believe that the consumer trend toward new vehicle purchases will continue as long as manufacturers remain committed to giving new vehicle purchasers substantial incentives to do so. We also believe that our ability to provide a wide range of quality used vehicles and to secure financing for most customers will allow us to continue to grow our used vehicle operations. As a result of this continuing trend, our mix of new and used vehicle sales to total revenues remained at approximately the same levels of 55.2% used vehicle sales and 40.0% new vehicle sales during the first nine months of 2004 and 55.6% used vehicle sales and 39.8% new vehicle sales during the first nine months of 2005.

         Cost of sales. The aggregate cost of sales increase of $60.6 million, or 24.7%, to $306.4 million in the first three quarters of 2005 from $245.8 million for the nine months ended September 30, 2004, is reflective of the significant increase in new and used vehicle unit sales and reflects a decrease in the average cost of new vehicles sold of $477 as offset by the higher used vehicle unit costs, from $11,902 in the 2004 nine-month period to $12,821, an increase of $919, or 7.7%, in the comparable 2005 period, as well as the increased unit volume of used vehicle sales.

         Gross profit. Our operations generated total gross profit of $60.4 million for the nine months ended September 30, 2005, an increase of approximately $13.3 million or 28.2%, from gross profits of $47.1 million in the prior year's comparable period. The increase in gross profit was primarily attributable to the increase in both new and used vehicle unit sales and, to a lesser extent, an increase of $134 per vehicle in the average gross profit of new vehicles sold and an increase in average gross profit of $333 per used vehicle sold. Total gross profits as a percentage of revenues were 16.5% and
16.1% in the nine months ended September 30, 2005 and 2004, respectively.

         Operating expenses. In the nine months ended September 30, 2005, operating expenses increased approximately $10.3 million, or 23.0%, to approximately $55.0 million, from $44.7 million in the prior year's comparable period. This increase is generally attributable to the substantial growth of the revenues during the 2005 period and the selling, general and administrative expenses necessary to support such growth. Payroll costs, for additional sales personnel, increased commissions and related taxes increased by approximately
$4.5 million in the first nine months of 2005 from the comparable 2004 period and bonuses, primarily to a related party, HB Automotive, Inc., increased by approximately $800,000 in the 2005 first nine months from the prior year's first nine months. Together, such payroll and bonus costs represent approximately half of the operating expenses increase. Additionally, during the comparable nine-month period in 2004, we recorded net gains of $365,000 and $237,000, respectively, from a reversal of a reserve for closing costs on one dealership and on the sale of another. These gains reduced operating expenses in the 2004 period. Because of economies of scale, cost-cutting strategies in effect and the fixed costs inherent in our operations, our operating costs did not keep pace with the percentage growth of our revenues.

         Interest expense. Net interest expense had a net increase of approximately $984,000 in the first nine months of 2005 compared with the same
2004 period. Interest related to our floor plan financing was approximately $2.4 million in the 2005 period compared with approximately $1.4 million in the comparable 2004 period. On average, we maintained a significantly higher inventory level in 2005, necessary to support the sales growth and interest rates increased. The approximate $20,000 decrease in other interest is attributable to repayments of long-term debt.

         Income tax expense. Income taxes are provided based on our annualized estimated effective tax rate, which reflects the expected utilization of net operating loss carryovers in the year ending December 31, 2005.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2005 AND THREE MONTHS
ENDED SEPTEMBER 30, 2004

         Revenues. Revenues for the three-month period ended September 30, 2005 increased to approximately $130.5 million, which is $26.4 million, or 25.4%, more than the prior comparable period's revenues of $104.1 million. The primary reason for the increase in revenues was the increase in units of both new and used vehicles sold. New vehicle unit sales increased by 385 units, or 25.7%, in the current quarter compared with the 2004 third quarter. Although the average sales price per new vehicle sold declined by $930, because of the volume increase, aggregate new vehicle sales revenue grew by $9.0 million (21.5%) to
$50.9 million in the third quarter of 2005 from $41.9 million in the third quarter of 2004. Used vehicle sales revenues also increased substantially quarter to quarter. The number of used vehicles sold increased by 783 (20.2%)
units, retail and wholesale, from 3,870 in 2004 to 4,653 in 2005. This volume expansion combined with an average used vehicle unit sales price increase of
$912, resulted in a total used vehicle sales revenue growth to $73.4 million in the 2005 third quarter from $57.5 million in the 2004 comparable period, an increase of $15.9 million, or 27.7%. We believe that during the first three quarters of 2005, there was a consumer trend toward new vehicle purchases that will continue as long as manufacturers remain committed to giving new vehicle purchasers substantial incentives to do so. Also, our ability to sell a wide variety of quality used vehicles at all price points, plus our ability to arrange financing for most customers, has enabled us to attract and retain used vehicle customers and contribute to our growth this period.

         Cost of sales. Our cost of sales increase of $21.0 million, or 23.8%, to $109.1 million in the third quarter of 2005 from $88.1 million for the three months ended September 30, 2004 is consistent with our greater sales volume, combined with the change in sales mix, whereby we are selling a greater percentage of the more expensive new vehicles than the lower cost used vehicles, resulting in a higher cost of sales.

         Gross profit. Our total gross profit of $21.4 million for the three months ended September 30, 2005, is an increase of $5.4 million, or 33.8%, from gross profit of $16.0 million in the prior year's comparable quarter. The increase in gross profit was primarily attributable to the increase in volume of new and used vehicles sold in the period, with average gross profit per new vehicle sold increasing by $353 and average gross profit for each used vehicle sold increasing by $224. Gross profits as a percentage of sales increased to
16.4% in 2005 from 15.4% in 2004, increasing by approximately 0.4% for used vehicles and increasing approximately 1.6% for new vehicles.

         Operating expenses. In the three months ended September 30, 2005, operating expenses increased approximately $4.6 million, or 30.5%, to approximately $19.7 million, from $15.1 million in the prior year's comparable quarter. This increase is generally attributable to the substantial growth of the revenues during the 2005 period and the selling, general and administrative expenses necessary to support such growth. Payroll costs, for additional sales personnel, increased commissions and related taxes increased by approximately
$2.3 million in the third quarter of 2005 from the comparable 2004 period and bonuses, primarily to a related party, HB Automotive, Inc., increased by approximately $150,000 in the 2005 third quarter from the 2004 third quarter.
Together, such payroll and bonus costs represent almost 50% of the operating expenses increase. Because of economies of scale, cost-cutting strategies in effect and the fixed costs inherent in our operations, our operating costs did not keep pace with the percentage growth of our revenues. Interest related to our floor plan financing, included in operating expenses, was approximately
$900,000 in the 2005 period compared with approximately $600,000 in the comparable 2004 period. On average, we maintained a significantly higher inventory level in 2005, that was necessary to support the sales growth and interest rates increases.

         Interest expense, net. Net interest expense had a net increase of approximately $351,000 to approximately $1,091,000 in the third quarter of 2005 from approximately $740,000 recorded in the comparable prior period. Interest related to our floor plan financing, included in operating expenses, was approximately $912,000 in the 2005 period compared with approximately $555,000 in the comparable 2004 period. On average, we maintained a significantly higher inventory level in 2005, that was necessary to support the sales growth and interest rates increases. The decrease in other interest of approximately $6,000 to $179,000 in the third quarter of 2005 from $185,000 recorded in the comparable prior period is attributable to repayments of long-term debt.

         Income tax expense. Income taxes are provided based on our annualized estimated effective tax rate, which reflects the expected utilization of net operating loss carryovers in the year ending December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES - SEPTEMBER 30, 2005

At September 30, 2005, our total assets were $92.6 million, an increase of approximately $6.6 million from total assets of $86.0 million at December 31,
2004. This aggregate increase is primarily related to the increases in our net accounts receivable of $3.1 million, inventories of $3.1 million and cash of almost $900,000, as partially offset by an aggregate decrease in due from related parties of approximately $400,000.

For the nine months ended September 30, 2005, we had a net increase in cash and cash equivalents of $896,005. The primary reason for this increase was the net cash provided by our financing activities

of $2,461,830. This increase is the net effect of a net increase of floor plan notes payable to trade creditors of $2,764,104 less payments of long-term debt of $302,274.

The net cash used by our operating activities of $1,193,775 was comprised, primarily, of a net increase in assets of $5,436,946 (attributable, primarily, to the increases in accounts receivable of $3,228,919 and inventories of
$2,687,444, attributable to our large increase in sales volume, net of a decrease in due from related parties of $409,250, less:

      1.  Our net income of $3,487,634, plus net non-cash charges of $108,053
          (primarily depreciation and amortization of $344,551 and additions to allowance for doubtful accounts of $114,405, as partially offset by reductions of inventory reserves of $405,022), aggregating $3,595,687
          and

      2.  A net increase in liabilities of $647,484 (primarily attributable to increases in accrued expenses of $1,362,914 and customer deposits and other liabilities of $393,518, as partially offset by a decrease in accounts payable of $806,263 and floor plan notes payable to trade creditors of $302,685). This increase in liabilities is primarily the result of our higher levels of inventory and operating expenses combined with our greater cash availability for payments to creditors in the first nine months of 2005.

Our net cash use of $372,050 from our investing activities is primarily attributable to purchases of property and equipment.

We had working capital of approximately $3.9 million and $1.9 million at
September 30, 2005 and December 31, 2004, respectively. We require cash to fund our working capital needs and capital expenditures, as well as to meet existing commitments. These cash requirements include payments on long-term debt of $1.8 million for the last three months of 2005, $1.1 million for 2006, $563,000 for
2007 and $4.1 million, thereafter, and lease payments of $298,000 for the last three months of 2005, $1.1 million for 2006, $852,000 for 2007 and $1.1 million, thereafter. In addition, pursuant to an employment agreement with our President,
Chief Executive Officer and Acting Chief Financial Officer, Bruce Bendell, that expired on June 30, 2005, but which was automatically extended to June 30, 2006, pursuant to its terms, we are obligated to pay him a minimum of $500,000 per year. Additionally, our Board of Directors has approved the payments to Mr.
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

Interest Rate Risk

Our interest rate expense is sensitive to changes in the general level of U.S.
interest rates because the interest rates charged vary with the prime rate or
LIBOR. Our interest income is also sensitive to changes in the general level of
U.S. interest rates, particularly since all of our investments are in short-term instruments, including money market funds. Due to the nature of our investments and operations, we believe that there is not a material risk exposure.

ITEM 4.           CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our Chief Executive Officer, who is also our Acting Chief Financial Officer, of the design and effectiveness of our disclosure controls and procedures, as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities
Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report (the "Evaluation Date). Based on this evaluation of our disclosure controls and procedures, we have concluded that, as of the
Evaluation Date, our disclosure controls and procedures were not effective in timely alerting us

to material information required to be included in our periodic SEC reports. We have insufficient accounting personnel who can analyze, record and resolve complex transactions and accounting matters, including certain inventory reconciliations, on a timely basis and we have recognized some weaknesses in financial reporting procedures. However, we are aware of no errors, which have occurred during the period covered by this report.

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

                                   THE MAJOR AUTOMOTIVE COMPANIES, INC.

Date: January 27, 2006             /s/ Bruce Bendell
                                   ------------------
                                   Bruce Bendell
                                   Chairman of the Board and Chief Executive
                                      Officer and Acting Chief Financial Officer

