Form 10-Q/A
period 2005-09-30
MAJOR AUTOMOTIVE COMPANIES INC
filed 2006-02-08
CIK 1009779

                                  UNITED STATES
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

As of February 8, 2006, there were 9,222,228 shares of the registrant's common stock outstanding.

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
-------------------------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                          September 30, 2005    December 31, 2004
                                                                          ------------------    -----------------
                                                                              (Unaudited)           Restated

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

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)

                                                                                          2005                  2004
                                                                                          ----                  ----
                                                                                                               Restated

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

         In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications and restatements have been made to the Company's prior year financial statements.
The Company has restated the December 31, 2004 consolidated balance sheet and the consolidated statement of cash flows for the nine months ended September 30,
2004 to comply with regulations of the Securities and Exchange Commission and
Statement of Financial Accounting Standards ("SFAS") No. 95, "Statements of Cash
Flows." The restated balance sheet disaggregates the floor plan notes payable into trade and non-trade components, where it previously had been presented as a single line item, consistent with industry practice. The restated cash flow statement presents the non-trade component of floor plan notes payable as a financing activity, where it had previously been presented as an operating activity.

         A summary of the significant effects of the restatement are as follows:

                                                       At December 31, 2004
                                                  ------------------------------
                                                      Reported       Restated
                                                  --------------  --------------

CONSOLIDATED BALANCE SHEET

Notes payable - floor plan                         $ 51,380,310   $      --
Floor plan notes payable to trade creditors              --           34,692,049
Floor plan notes payable to non-trade creditors          --           16,688,261

                                                     For the Nine Months Ended
                                                        September 30, 2004
                                                  ------------------------------
                                                      Reported       Restated
                                                  --------------- --------------

CONSOLIDATED STATEMENT OF CASH FLOWS

Notes payable - floor plan - net                   $(10,582,425)  $      --
Floor plan notes payable to trade creditors               --         (5,584,536)
Net cash provided by operating activities              3,514,425       8,512,314

Additions to floor plan notes payable to
   non-trade creditors                             $      --      $  103,645,260
Payments to floor plan notes payable to
   non-trade creditors                                    --       (108,643,149)
Net cash provided by (used in) financing activities    (295,678)     (5,293,567)

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

2.       Floor Plan Interest, Floor Plan Assistance and Advertising Assistance

         Floor plan and advertising assistance received from manufacturers are recorded as offsets to the cost of the vehicle and recognized into income upon the sale of the vehicle or when earned under a specific manufacturer's program, whichever is later. Floor plan assistance payments have been included as offsets to inventory and cost of sales, as appropriate. Floor plan interest expense is presented as a component of interest expense in the accompanying consolidated condensed statement of operations.

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

         Interest expense, net. Net interest expense had a net increase of approximately $351,000 to approximately $1,091,000 in the third quarter of 2005 from approximately $740,000 recorded in the comparable prior period. Interest related to our floor plan financing was approximately $912,000 in the 2005 period compared with approximately $554,000 in the comparable 2004 period. On average, we maintained a significantly higher inventory level in 2005, that was necessary to support the sales growth and interest rates increases. The decrease in other interest of approximately $6,000 to $179,000 in the third quarter of
2005 from $185,000 recorded in the comparable prior period is attributable to repayments of long-term debt.

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

Changes in Internal Controls

There were no significant changes in our internal controls over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. In addition, we have considered the restatement of our
Consolidated Condensed Balance Sheets and Consolidated Condensed Statements of
Cash Flows to comply with the guidance under Statement of Financial Accounting
Standards No. 95, "Statement of Cash Flows" and have concluded that such restatement does not represent a material weakness in our internal controls over financial reporting.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a)      Exhibits.

10.99    Fourth Amended Senior Secured Promissory Note, due January 2, 2007

10.100   Fourth Amended Security and Pledge Agreement, dated February 6, 2006 and effective as of January 2, 2006 between The Major Au1tomotive
         Companies, Inc. and M & K Equities, Ltd.

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

                                   THE MAJOR AUTOMOTIVE COMPANIES, INC.

Date: February 8, 2006             /s/ Bruce Bendell
                                   ------------------
                                   Bruce Bendell
                                   Chairman of the Board and Chief Executive
                                      Officer and Acting Chief Financial Officer

