Form 10-Q/A
period 2005-09-30
MAJOR AUTOMOTIVE COMPANIES INC
filed 2006-02-09
CIK 1009779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

(Mark One)                       (Amendment No.2)
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

As of February 9, 2006, there were 9,222,228 shares of the registrant's common stock outstanding.

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
                                                                          ===============       ==============

See accompanying notes to consolidated condensed financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Floor plan notes payable to trade creditors                          $   20,841,002        $  21,575,506
     Floor plan notes payable to non-trade creditors                          33,000,727           29,804,804
     Accounts payable                                                          7,759,623            8,565,886
     Accrued expenses                                                          9,381,234            8,018,320
     Current maturities of long-term debt                                      2,181,328              895,409
     Customer deposits and other current liabilities                             942,267              548,749
                                                                          ---------------       --------------
           Total current liabilities                                          74,106,181            69,408,674
Long-term debt, less current maturities                                        5,322,076             6,910,269
                                                                          ---------------       --------------
           Total liabilities                                                  79,428,257            76,318,943

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

              THE MAJOR AUTOMOTIVE COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)

                                                                                          2005                  2004
                                                                                          ----                  ----
                                                                                                               Restated

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                    $    3,487,634            $   1,647,191
     Adjustments to reconcile net income to
        net cash provided by (used in) operating activities
            Depreciation and amortization                                                 344,551                  301,974
            Reduction of deferred income taxes                                               -                     116,465
            Additions to allowance for doubtful accounts                                  114,405                   79,560
            Reductions of inventory reserves                                             (405,022)                    -
            Loss on sale of equipment, net                                                 36,119                     -
            Stock issued for compensation and services                                     18,000                   14,220
            Goodwill write off on franchise termination                                      -                     213,000
     (Increase) decrease in assets:
            Net investment in direct financing leases                                      80,394                  134,427
            Accounts receivable                                                        (3,228,919)              (1,760,742)
            Inventories                                                                (2,687,444)              10,217,826
            Due from related parties                                                      409,250                  612,542
            Notes receivable and other assets                                             (10,227)                 (73,843)
     Increase or (decrease) in liabilities
            Accounts payable                                                             (806,263)               1,261,789
            Accrued expenses                                                            1,362,914                1,441,538
            Customer deposits and other liabilities                                       393,518                 (109,097)
            Floor plan notes payable to trade creditors                                  (734,504)              (5,584,536)
                                                                                   --------------            -------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                    (1,625,594)               8,512,314
                                                                                   --------------            -------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from certificate of deposit                                                  (2,365)                  (1,415)
     Purchase of property and equipment                                                  (538,562)                (512,263)
     Proceeds from sale of leased equipment                                               168,877                   30,159
                                                                                   --------------            -------------
NET CASH USED IN INVESTING ACTIVITIES                                                    (372,050)                (483,519)
                                                                                   --------------            -------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in floor plan notes payable to non-trade creditors                      144,560,761              103,645,260
     Payments of floor plan notes payable to non-trade creditors                     (141,364,838)            (108,643,149)
     Payments of long-term debt                                                          (302,274)                (295,678)
                                                                                   --------------            -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                     2,893,649               (5,293,567)
                                                                                   --------------            -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 896,005                2,735,228
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          3,723,500                1,003,137
                                                                                   --------------            -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $    4,619,505            $   3,738,365
                                                                                   ==============            =============
Supplemental disclosures of cash flow information
   Cash paid during the period for:
     Interest                                                                           2,892,779                1,798,120
     Income taxes                                                                         103,000                   73,000

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

         A summary of the significant effects of the restatement are as follows:

                                                       At December 31, 2004
                                                  ------------------------------
                                                      Reported       Restated
                                                  --------------  --------------

CONSOLIDATED BALANCE SHEET

Notes payable - floor plan                         $ 51,380,310   $      --
Floor plan notes payable to trade creditors              --           21,575,506
Floor plan notes payable to non-trade creditors          --           29,804,804

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

                                   THE MAJOR AUTOMOTIVE COMPANIES, INC.

Date: February 9, 2006             /s/ Bruce Bendell
                                   ------------------
                                   Bruce Bendell
                                   Chairman of the Board and Chief Executive
                                      Officer and Acting Chief Financial Officer

